Form 10QSB
period 2000-06-30
MAS ACQUISITION XXIII CORP
filed 2000-07-07
CIK 1103021

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

                      Commission file number 0-28931

                         MAS ACQUISITION XXIII CORP.
              (Name of Small Business Issuer in its charter)



                Indiana                                       35-2089858
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                      Identification Number)


     17 North Governor St., Evansville, Indiana           47711
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (812) 425-1050



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

     As of June 30, 2000, the Registrant has outstanding 8,519,900 shares of Common Stock.

                         MAS Acquisition XXIII Corp.
                               Form 10-QSB
                            Quarterly Report
                              June 30, 2000


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                       Page
     Balance Sheet at June 30, 2000                              3
     Statements of Operations for the three months and six
        months ended June 30, 2000 and 1999  and the period
        from inception (January 6, 1997) to June 30, 2000        4
     Statements of Cash Flows for the six months
        ended June 30, 2000 and 1999 and the period
        from inception (January 6, 1997) to June 30, 2000        5
     Notes to Unaudited Financial Statements                     6

(2) Management's Discussion and Analysis or Plan of Operation    7

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                            8

SIGNATURES                                                       9


                          MAS Acquisition XXIII Corp.
                        (A Development Stage Company)
                                Balance Sheet
                                June 30, 2000
                                 (Unaudited)

Assets

Current assets:
  Total current assets                            $      -

Other assets:
  Organization costs net of amortization of $64         26
                                                  --------
     Total assets                                 $     26
                                                  ========

            Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $      -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,519,900 shares issued and
   outstanding                                         111
   Deficit accumulated during the
    development stage                                  (85)
                                                  --------
     Total liabilities and stockholders' equity   $     26
                                                  ========


     Read the accompanying notes to the financial statements.

                           MAS Acquisition XXIII Corp.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                    Three Months              Six Months            Inception
                                   Ended  June 30,           Ended June 30,     (January 6, 1997)
                               ----------------------    ----------------------        to
                                  2000         1999         2000         1999    June 30, 2000
                               ---------    ---------    ---------    ---------  ---------------

Revenue                        $       -    $       -    $       -    $       -    $       -

Costs and expenses:
 General and Administrative            5            5           10           10           85
                               ---------    ---------    ---------    ---------    ---------
   Net (loss)                  $      (5)   $      (5)   $     (10)   $     (10)   $     (85)
                               =========    =========    =========    =========    =========
Per share information:
 Weighted average number
 of common shares
 outstanding -
 basic and fully diluted       8,519,900    8,519,800    8,519,900    8,519,800    8,516,000
                               =========    =========    =========    =========    =========

 (Loss) per share -
 basic and fully diluted       $    (.00)   $    (.00)   $    (.00)   $    (.00)   $    (.00)
                               =========    =========    =========    =========    =========


                Read the accompanying notes to the financial statements.

                             MAS Acquisition XXIII Corp.
                           (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)

                                                     Six Months            Inception
                                                    Ended June 30,     (January 6, 1997)
                                               ------------------------       to
                                                  2000         1999      June 30, 2000
                                               -----------  ----------- --------------

Cash Flows From Operating Activities:
  Net (loss)                                     $   (10)    $   (10)      $      (85)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Amortization                                        10          10               64
  Issuance of common stock for services                -           -                2
  Gift shares issued                                   -           -               19
                                                 -------  -  -------       ----------
Net cash provided by (used in)
  operations                                           -           -                -
                                                 -------     -------       ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -           -                -
                                                 -------     -------       ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -           -                -
                                                 -------     -------       ----------
Net increase (decrease) in cash and
  cash equivalents                                     -           -                -
                                                 -------     -------       ----------
Beginning cash and cash equivalents                    -           -                -
                                                 -------     -------       ----------
Ending cash and cash equivalents                 $     -     $     -       $        -
                                                 =======     =======       ==========


     Read the accompanying notes to the financial statements.
                                      5

                         MAS Acquisition XXIII Corp.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            As of June 30, 2000

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1999 and for the two years then ended and the period from inception (January 6, 1997) to December 31, 1999, including notes thereto included in the Company's Form 10-SB.

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

Results of Operations - Inception (January 6, 1997) through June 30,
2000.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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



Date: July 5, 2000

                           By: /s/ Aaron Tsai
                               ----------------------------------
                               Aaron Tsai
			       President, Chief Executive Officer
			       Treasurer and Director

This schedule contains summary financial information extracted from the Balance Sheet at June 30, 2000 (unaudited) and the Statement of Operations for the Six months ended June 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements.


[PERIOD-TYPE]                          6-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-END]                           JUN-30-2000
[CASH]                                 0
[SECURITIES]                           0
[RECEIVABLES]                          0
[ALLOWANCES]                           0
[INVENTORY]                            0
[CURRENT-ASSETS]                       0
[PP&E]                                 0
[DEPRECIATION]                         0
[TOTAL-ASSETS]                         26
[CURRENT-LIABILITIES]                  0
[BONDS]                                0
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[COMMON]                              111
[OTHER-SE]                            (85)
[TOTAL-LIABILITY-AND-EQUITY]           26
[SALES]                                0
[TOTAL-REVENUES]                       0
[CGS]                                  0
[TOTAL-COSTS]                          0
[OTHER-EXPENSES]                      (10)
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                     0
[INCOME-PRETAX]                       (10)
[INCOME-TAX]                           0
[INCOME-CONTINUING]                    0
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                          (10)
[EPS-BASIC]                          0
[EPS-DILUTED]                          0
