Form 10QSB
period 2000-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2000-11-14
CIK 1103021

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

                      Commission file number 0-28931

   BIODELIVERY SCIENCES INTERNATIONAL, INC. (F/K/A/ MAS ACQUISITION XXIII CORP.)
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

     As of September 30, 2000, the Registrant has outstanding 8,272,400 shares of Common Stock.

 			BIODELIVERY SCIENCES INTERNATIONAL, INC.

                            Form 10-QSB

                         Quarterly Report

                        September 30, 2000


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                 Page
(1) Financial Statements
     Balance Sheet at September 30, 2000                         3
     Statements of Operations for the three months and nine
        months ended September 30, 2000 and 1999  and the period
        from inception (January 6, 1997)
        to September 30, 2000                                    4
     Statements of Cash Flows for the nine months
        ended September 30, 2000 and 1999 and the period
        from inception (January 6, 1997)
        to September 30, 2000                                    5
     Notes to Unaudited Financial Statements                     6

(2) Management's Discussion and Analysis of Financial Condition and
      Results of Operation                                      			     7

PART II. OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                            8

SIGNATURES                                                       9

 		BIODELIVERY SCIENCES INTERNATIONAL, INC.
               (A Development Stage Company)
                      Balance Sheet


Assets

								  Sept. 30, 2000
								  (unaudited)
Current assets:
  Total current assets                            $      -

Other assets:
  Organization costs net of amortization of $68         22
                                                  --------
     Total assets                                 $     22
                                                  ========

Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $      -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,272,400 shares issued and
   outstanding                                         111
   Deficit accumulated during the
    development stage                                  (89)
                                                  --------
     Total liabilities and stockholders' equity   $     22
                                                  ========


     The accompanying notes are an integral part of these the financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC.
        (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                Three Months         Nine Months       Inception
                               Ended  Sept. 30,     Ended Sept. 30, (January 6, 1997)
                               ---------------     ---------------        to
                               2000      1999      2000     1999     Sept. 30, 2000
                               ---------------     ---------------   --------------
Revenue                        $  -      $  -      $  -      $  -        $   -

Costs and expenses:
 General and Administrative       4         4        14        14           89
                               ----      ----      ----      ----        -----
   Net (loss)                  $ (4)     $ (4)     $(14)     $(14)       $ (89)
                               ====      ====      ====      ====        =====

Per share information:

 Weighted average number
 of common shares
 outstanding
 basic and diluted  8,519,900 8,519,800 8,519,900 8,519,800    8,516,000
                          ========= ========= ========= =========    =========

 (Loss) per share
 basic and diluted      $(.00)    $(.00)    $(.00)    $(.00)       $(.00)
                              =====     =====     =====     =====        =====


The accompanying notes are an integral part of these financial statements.

 				BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                    Nine Months            Inception
                                                   Ended Sept. 30,      (January 6, 1997)
                                               ------------------------       to
                                                  2000         1999      Sept. 30, 2000
                                               -----------  ----------- ----------------
Cash Flows From Operating Activities:
  Net (loss)                                     $   (14)    $   (14)      $      (89)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Amortization                                        14          14               68
 -
                                                 -------     -------       ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -           -                -
                                                 -------     -------       ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -           -                -
                                                 -------     -------       ----------
Net increase (decrease) in cash and
  cash equivalents                                     -           -                -
                                                 -------     -------       ----------
Beginning cash and cash equivalents                    -           -                -
                                                 -------     -------       ----------
Ending cash and cash equivalents                 $     -     $     -       $        -
                                                 =======     =======       ==========



 The accompanying notes are an integral part of these the financial statements.

 			BIODELIVERY SCIENCES INTERNATIONAL, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                        As of September 30, 2000

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the financial statemsn and noted thereto, together with management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-SB.



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

(3) Income Taxes


(3) Stockholders' Equity

On September 29, 2000 247,500 shares of the Company's $.001 par value common stock were returned to the Company for no consideration and cancelled.

(4) Subsequent Events

Effective October 9, 2000, the Company entered into a contribution agreement with Hopkins Capital Group (Hopkins), which was previously an unrelated third party. As a result of this agreement, Hopkins acquired 97.7 percent of the voting common stock of the Company. Immediately following this transaction there were 15,350,000 shares of common stock outstanding. Hopkins did not have any


Effective October 10, 2000, the Company acquired preferred stock of BioDelivery Sciences, Inc. (BDS) representing 80% of the voting rights of BDS in exchange for a purchase price of $15,000,000. The purchase price was payable $1,000,000 in cash upon closing and $14,000,000 in notes payable maturing through December 2002. BDS is a development stage company creating the ability to deliver certain pharmaceutical drugs and vaccines orally.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (January 6, 1997) through September 30, 2000.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.



Plan of Operation.

On October 10, 2000, the Company acquired a controlling interest in BioSciences Delivery Systems Inc. (BDS). As a result, the Company expects to continue the development of BDS's principal products, including the development of oral means to deliver certain drugs and vaccines for human and veter9inary uses. These drugs and vaccines include Amphotericin B, Insulin and various vaccines. There is no assurance that the Company will successfully complete the testing of these products or obtain regulatory approval associated with these products.



Liquidity and Capital Resources.

The Company's acquisition and resulting operations of BDS will require additional capital to complete the testing and approval process relative to the products of BDS. Prior to the acquisition b the Company, the principal sources of funding for the development of BDS's products included funded research contracts from both commercial and public sector sources. While the Company believes it can secure adequate resources to continue to fund the operations and development of BDS's products there can be no assurance that such funds will be available or that any resulting research and development will be successful.




The Company has no cash as of September 30, 2000.

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

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION

  On September 29, 2000, five of our shareholders returned a total of 247,500 shares of our Common Stock for cancellation. We paid no consideration and our parent company, MAS Capital Inc. agreed to issued 2,500 shares of Common Stock of MAS Capital Inc. as consideration.

 Effective October 9, 2000, we entered into a Contribution Agreement with Subscribers (the "Hopkins Capital Group"), listed in Exhibit 1.0 of the Contribution
Agreement, incorporated by reference, whereby we agreed to exchange 15,000,000 shares of our common stock for the properties listed in Exhibit 1.1 of the Contribution Agreement. The shares of our common stocks will be issued to the individuals in the amounts specified in Exhibit 1.0 of the Contribution Agreement.
After the exchange, we will have a total of 15,350,000 shares of common stock outstanding.

Effective October 9, 2000, the Company entered into a contribution agreement with Hopkins Capital Group (Hopkins), which was previously any unrelated third party. As a result of this agreement, Hopkins acquired 97.7 percent of the voting common stock of the Company. Immediately following this transaction there were 15,350,000 shares of common stock outstanding. Hopkins did not have any operations prior to this transaction.



Effective October 10, 2000, the Company acquired preferred stock of BioDelivery Sciences, Inc. (BDS) representing 80% of the voting rights of BDS in exchange for a purchase price of $15,000,000. The purchase price was payable $1,000,000 in cash upon closing and $14,000,000 in notes payable maturing through December 2002 BDS is a development stage company creating the ability to deliver certain pharmaceutical drugs and vaccines orally.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits
   27.1 Financial Data Schedule (For SEC purposes only)

B. Reports on Form 8-K
   None

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BIODELIVERY SCIENCES INTERNATIONAL, INC.


Date: October 12, 2000

                                     By: /s/ Dr. Frank O'Donnell
                                     ----------------------------------
                                     Dr. Frank O'Donnell
			             Chairman, President and Director

This schedule contains summary financial information extracted from the Balance Sheet at September 30, 2000 (unaudited) and the Statement of Operations for the nine months ended September 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements.

PERIOD-TYPE                          9-MOS
FISCAL-YEAR-END                      DEC-31-2000
PERIOD-END                           SEP-30-2000
CASH                                 0
SECURITIES                           0
RECEIVABLES                          0
ALLOWANCES                           0
INVENTORY                            0
CURRENT-ASSETS                       0
PP&E                                 0
DEPRECIATION                         0
TOTAL-ASSETS                        22
CURRENT-LIABILITIES                  0
BONDS                                0
PREFERRED-MANDATORY                  0
PREFERRED                            0
COMMON                             111
OTHER-SE                           (89)
TOTAL-LIABILITY-AND-EQUITY          22
SALES                                0
TOTAL-REVENUES                       0
CGS                                  0
TOTAL-COSTS                          0
OTHER-EXPENSES                     (14)
LOSS-PROVISION                       0
INTEREST-EXPENSE                     0
INCOME-PRETAX                      (14)
INCOME-TAX                           0
INCOME-CONTINUING                    0
DISCONTINUED                         0
EXTRAORDINARY                        0
CHANGES                              0
NET-INCOME                         (14)
EPS-PRIMARY                          0
EPS-DILUTED                          0
