Form 10KSB
period 2000-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2001-08-15
CIK 1103021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2000 Commission file number 0-28931

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.

           (Name of small business issuer as specified in its charter)

         INDIANA                                              35-2089858
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
incorporation or organization)

               185 SOUTH ORANGE AVENUE, ADMINISTRATIVE BUILDING 4
                            NEWARK, NEW JERSEY 07103

               (Address of Principal Executive Offices) (Zip Code)

                                 (813) 902-8980
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                          COMMON STOCK. $.001 PAR VALUE

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 Yes [ ] No [X]

         Issuer's revenues from continuing operations for its most recent fiscal year were $56,000.

         There is no market value for the voting stock as of the date of this document.

         The Issuer had 16,700,000 shares of common stock issued and outstanding as of July 31, 2001.

                                INTRODUCTORY NOTE

THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDES FORWARD-LOOKING STATEMENTS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY WORDS SUCH AS "BELIEVE," "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "WILL," "MAY" AND OTHER SIMILAR EXPRESSIONS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THESE DOCUMENTS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THOSE RELATING TO:

- OUR PLANS REGARDING THE TIMING AND OUTCOME OF RESEARCH AND DEVELOPMENT RELATING TO THE BIORAL TECHNOLOGY PLATFORM AND ANY PROPOSED PRODUCTS, THE DOMESTIC AND INTERNATIONAL REGULATORY PROCESS INCLUDING THE US FOOD AND DRUG ADMINISTRATION

- THE PROTECTION AND CONTROL AFFORDED BY OUR INTEREST IN LICENSED PATENTS, OR OUR ABILITY TO ENFORCE OUR RIGHTS UNDER SUCH LICENSES;

-        THE COMPETITION THAT MAY ARISE IN THE FUTURE;

- OUR ABILITY TO GENERATE COMMERCIAL ACCEPTANCE OF OUR COCHLEATE TECHNOLOGY PLATFORM AND ANY PROPOSED DRUGS PRODUCTS DERIVED THEREFROM;

-        OUR ABILITY TO CREATE DISTRIBUTION CHANNELS WHICH WILL RESULT IN SALES;

-        OUR ABILITY TO RETAIN MEMBERS OF MANAGEMENT AND EMPLOYEES OF THE
         COMPANY; AND

- OUR ABILITY TO RECEIVE FEDERAL, STATE, GOVERNMENT OR PRIVATE GRANTS AND/OR ATTRACT CAPITAL.

FACTORS THAT COULD CAUSE ACTUAL RESULTS OR CONDITIONS TO DIFFER FROM THOSE ANTICIPATED BY THESE AND OTHER FORWARD-LOOKING STATEMENTS INCLUDE THOSE MORE FULLY DESCRIBED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS REPORT. WE ARE NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

                                     PART I

ITEM 1. - BUSINESS

OVERVIEW

BioDelivery Sciences International, Inc. ("BDSI") is a development-stage biotechnology company which is developing a drug delivery platform based upon patented cochleate technology ("Bioral Cochleate Technology"). Additionally, we are developing an autologous vaccine as a therapeutic against HIV based upon a patented cochleate derivative which is exclusively licensed by us ("Autologous Vaccine").

Bioral Cochleate Technology seeks to use an established, safe nutriceutical, phosphatidyl serine, to "nano-encapsulate" by means of our patented cochleate structures, drugs to achieve oral delivery of therapeutic nutriceuticals that normally require injection (such as molecules with poor water solubility, large hydrophilic molecules, and protein and peptide biopharmaceuticals) and to potentially reduce toxicity and side effects frequently associated with established therapeutics. In addition to enhancing oral availability and potentially minimizing toxicity and other side effects, we believe that our

Bioral Cochleate Technology may provide additional benefits, such as more therapeutic drug performance. We believe that we can control this new drug delivery platform through a combination of owned patents and exclusive licenses to a number of patents held by the University of Medicine and Dentistry of New Jersey and the Albany Medical College ("the Universities"), which are issued or pending in the United States and internationally ("Intellectual Property").

Our goal is to establish the Bioral Cochleate Technology as a platform for the delivery of a broad base of existing and new pharmaceutical, vaccine, OTC (over-the-counter) and nutriceutical products bearing the Bioral brand name. In pursuing this goal, we have adopted a biotechnology development strategy which identifies therapeutic products which have commercial acceptance. The intention is to seek market acceptance for therapeutics, which include off-patent drugs, encapsulated with Bioral Cochleate Technology and marketed under the Bioral brand name. Our strategy also anticipates combining relatively new and unproven therapeutics with our cochleate technology in partnerships with pharmaceutical and biotechnology companies to apply our Bioral Cochleate Technology to their patented, branded pharmaceutical, vaccine and nutriceutical products. This portion of our biotechnology development strategy will, we believe, share some or all of the risks, time and expense generally associated with the development of new products with these potential partners.

Encapsulating even established drugs in our Bioral cochleates will require separate regulatory approvals, including the US Food and Drug Administration ("FDA"), for each proposed Bioral product. However, we believe that our strategy may reduce the risk, time, and expense generally associated with drug discovery, obtaining regulatory approval and bringing new products to market. We further believe that the FDA process for Bioral drugs may be somewhat less onerous due to the prior availability of the delivery vehicle material itself as a nutriceutical, the potential classification of our cochleate as a nutriceutical and because our drug delivery process does not require a chemical bond or chemical reaction to link the therapeutic to the drug delivery vehicle, thus avoiding the creation of a new synthetic chemical entity with unpredictable efficacy and toxicity.

We have substantially completed initial development of our Bioral Cochleate Technology platform and accordingly, with regard to our drug delivery platform, are primarily focused on FDA regulatory approval and planned market introduction of certain targeted Bioral pharmaceutical and nutriceutical products. While we plan a diverse pipeline of products to be developed by encapsulating a potentially broad array of Bioral Therapeutics with our Bioral Cochleate Technology platform, we have initially identified five medical applications. Although we cannot assure success, we believe our initial Bioral products offer the potential to establish the therapeutic and market viability of our proprietary drug delivery platform and at the same time permit selected products to be commercialized on a worldwide basis. Initial products being developed include:

- BIORAL AMPHOTERICIN B: Amphotericin B, an accepted off-patent intravenous drug, is identified for encapsulation in Bioral cochleates to potentially achieve an orally administered drug for the treatment of systemic fungal infections, and, for the first time, offer this powerful fungicidal as an oral prophylactic agent for use in immunosuppressed patients.

- BIORAL CLOFAZIMINE: Clofazimine, an accepted, off-patent oral antibiotic has been identified for encapsulation in Bioral cochleates to target cells infected with the mycrobacteria causing tuberculosis. We are also pursuing applications of Bioral Cochleate Technology to generic injectable antibiotics intended to treat such infections as staphylococcus.

- BIORAL NUTRICEUTICAL: A nutriceutical with promising potential has been identified for encapsulation with Bioral cochleates to target macular degeneration and retinitis pigmentosa.

- BIORAL ANTI-INFLAMMATORIES: Accepted over-the-counter non-steroidal anti-inflammatories have been identified for encapsulation in Bioral cochleates to target arthritis and other inflammations while possibly reducing the risk of side effects.

- AUTOLOGOUS VACCINE: An autologous (patient-specific) vaccine using a cochleate related technology is being developed as a therapeutic vaccine for HIV infection.

BDSI was incorporated in January 1997 as MAS Acquisition XXIII Corp., an Indiana corporation. On October 10, 2000, BDSI acquired eighty percent (80%) of the outstanding capital stock from BioDelivery Science Inc., a Delaware corporation ("BDS"), in exchange for cash and notes of $1,000,000 and $14,000,000, respectively. In May 2001, we acquired an additional nine percent (9%) of BDS from a shareholder as part of a settlement of litigation (see "Legal Proceedings"). Subject to shareholder approval, we have an agreement to acquire the balance of the outstanding shares of BDS in exchange for approximately 596,106 shares of our authorized but unissued common stock. All references to "we", "us" or "our" is also a reference to BDS.

DESCRIPTION OF BIORAL COCHLEATE TECHNOLOGY

INTRODUCTION

Over the years, biochemists and biophysicists have studied artificial membrane systems to understand their properties and potential applications, as well as to gain insight into the workings of more complex biological membrane systems. In the late 1960's, Demetrios Papahadjopoulos and co-workers began investigating the interactions of divalent cations with negatively charged lipid bilayers. They reported that the addition of calcium ions to small phosphatidylserine vesicles induced their collapse into discs which fused into large sheets of lipid. In order to minimize their interaction with water, these lipid sheets rolled up into jellyroll-like structures, termed "cochleate" cylinders, after the Greek name for a snail with a spiral shell.

                         [PHOTO OF COCHLEATE CYLINDERS]

Substantial research and development of cochleates has been conducted at the Universities. Both Universities have established patent positions in this area. In 1995, BDS was incorporated by scientists who were leading cochleate research programs at these Universities to potentially further facilitate research and development, access funding and commercialize the technology. BDS became the exclusive worldwide licensee, subject to ongoing royalty obligations of these University owned patents.

Bioral Cochleate Technology is based upon components which are believed to be safe and non-toxic. The primary components of our Bioral Cochleate Technology are phosphatidylserine (PS) and calcium. Phosphatidylserine is a natural component of essentially all biological membranes, and is most concentrated in the brain. Clinical studies by other investigators, (more than 30 have been published that we are aware of), to evaluate the potential of phosphatidylserine as a nutrient supplement indicate that PS is safe and may play a role in the support of mental functions in the aging brain. As an indication of its nontoxic nature, today phosphatidylserine isolated from soybeans is sold in health food stores as a nutritional supplement.

                                    [PHOTO]
                     Illustration of Formation of Cochleate

ADVANTAGES

We believe that our Bioral Cochleate Technology represents a potentially important new platform for oral and systemic delivery of clinically important drugs. Our research indicates that our Bioral Cochleate Technology may have the following characteristics:

Oral Availability. Bioral Cochleate Technology is being developed to permit oral availability of a broad spectrum of commercially important, but traditionally difficult to formulate, compounds, such as molecules with poor water solubility, large hydrophilic molecules, and protein and peptide biopharmaceuticals.

Nano-encapsulating. Bioral cochleates nano-encapsulate, rather than chemically bond, with the therapeutic.

Minimizing Side Effects. Bioral Cochleate Technology is being developed to potentially reduce toxicity and other side effects of the encapsulated therapeutic.

Stability. Bioral cochleates are unique multi-layered structures consisting of a large, continuous, solid, lipid bilayer sheet rolled up in a spiral, with no internal aqueous space. Bioral cochleates can be stored in cation-containing buffer, or lyophilized to a powder, stored at room temperature, and reconstituted with liquid prior to administration. The Bioral cochleate preparations have been shown to be stable for more than two years at 4(Degree) C in a cation-containing buffer, and at least one year as a lyophilized powder at room temperature.

Intracellular Delivery. Bioral cochleates are being developed as membrane fusion intermediates. We believe that, when a Bioral cochleate comes into close approximation to a target membrane, a fusion event between the outer layer of the cochleate and the cell membrane occurs. This fusion results in the delivery of a small amount of the encochleated material into the cytoplasm of the target cell. The Bioral cochleate may slowly fuse or break free of the cell and be available for another fusion event, either with this or another cell. Bioral cochleates may also be taken up by endocytosis, and fuse from within endocytic vesicles.

Resistance to Environmental Attack. Bioral cochleates are being developed to provide protection from degradation of the "encochleated" molecules. Since the Bioral cochleate structure is a series of solid layers, components within the interior of the cochleate structure remain intact, even though the outer layers of the cochleate may be exposed to adverse environmental conditions such as sunlight, oxygen, water and temperature.

HISTORY OF DEVELOPMENT TECHNOLOGY. Below is a table summarizing technology development milestones:

April                1995     BDS obtained the worldwide exclusive rights to the Bioral Cochleate Technology owned by the Universities.

September            1995     BDS was awarded a vaccine research grant from Wyeth Lederle Vaccines

September            1995     BDS established a Research Agreement with the University of Medicine and Dentistry of
                              New Jersey

June                 1996     BDS established research and development, and License Agreement for Vaccines with
                              Wyeth Lederle Vaccines which expired in December 1999.

August               1996     BDS signed a Material Transfer Agreement ("MTA") and started collaboration with the
                              University of Maryland, Gene Therapy.

July                 1997     U.S Patent No. 5,643,574 issued to the Universities. PROTEIN - OR PEPTIDE-COCHLEATE
                              VACCINES

September            1997     BDS expanded its scientific and administrative staff and moved to new laboratories

November             1997     Initiated on-going collaboration with Public Health Research Institute of New York
                              ("PHRI")

February             1998     Initiated on-going National Institute of Health funded amphotericin cochleate studies with University of Texas

February             1998     AUS Patent No 689505 issued to the Universities.  VACCINE & METHODS OF IMMUNIZING

November             1998     U.S Patent No. 5,834,015, issued to the Universities. AUTOGENOUS VACCINE (HIV)

November             1998     U.S Patent No. 5,840,707 issued to the Universities. STABILIZING AND DELIVERY MEANS
                              OF BIOLOGICAL MOLECULES

March                1999     Moved into current 8,000 square foot facility on the campus of the University of
                              Medicine and Dentistry of New Jersey.

July                 1999     Awarded Phase I SBIR for Amphotericin Cochleates

September            1999     Awarded Phase I SBIR for Cochleate Gene Therapy

November             1999     U.S Patent No. 5,994,318 issued to the Universities.  COCHLEATE DELIVERY VEHICLES

December             1999     Signed a MTA and started an on-going collaboration in drug delivery with a major pharmaceutical company under a non-disclosure agreement

April                2000     Signed a MTA and started an on-going collaboration in drug delivery with a major pharmaceutical company under a non-disclosure agreement.

June                 2000     Initiate an on-going collaboration with the National Cancer Institute, Drug Delivery.

October              2000     Initiated an on-going collaboration with the Institute for Tuberculosis Research,
                              University of Illinois of Chicago, drug delivery.

November             2000     AUS Patent No 722,647 to the Universities. AUTOGENOUS VACCINE (HIV)

November             2000     U.S Patent No. 6,153,217 issued to BDS and the University of Medicine and Dentistry of
                              New Jersey. NANOCOCHLEATE FORMULATIONS. Initiate process for preparation of IND for amphotericin B cochleates

December             2000     U.S Patent No. 6,165,502, issued to the Universities. AUTOGENOUS VACCINE (cancer etc.)

January              2001     Signed a MTA and started an on-going collaboration with a major pharmaceutical company under a non-disclosure agreement in drug delivery

April                2001     Establish a MTA and started an on-going collaboration with Utrecht Institute for
                              Pharmaceutical Sciences, and University Medical Center Nijmegen, The Netherlands, to
                              study mechanism of cochleates in drug delivery

May                  2001     Signed a MTA with PHRI, NY to develop the cochleates for the treatment of
                              Staphylococcus, drug delivery

June                 2001     Signed a MTA with EUR Erasmus University of Rotterdam, The Netherlands, to develop the cochleates for the treatment of Staphylococcus, drug delivery

June                 2001     Joint-Venture agreement with Retina Pharma and Tatton Technology, LLC, affiliates of a shareholder, director and officer of BDSI, to develop the cochleates as nutraceuticals for neurodegenerative diseases.

June                 2001     Based upon the rating of our application, we believe we will receive an award of
                              $3,000,000 SBIR Phase II for Preclinical and Clinical development of Amphotericin B cochleates

THE DRUG DELIVERY INDUSTRY

The drug delivery industry develops technologies for the improved administration of therapeutic compounds. These technologies have focused primarily on safety, efficacy, ease of patient use and patient compliance. In addition, alternative drug delivery technologies can be utilized to expand markets for existing products, as well as to develop new products. Pharmaceutical and biotechnology companies are viewing delivery as a way to gain competitive advantage by improving the safety, efficacy, convenience and patient compliance of their product candidates.

Drug delivery technologies can provide pharmaceutical companies with an avenue for developing new products, as well as extending existing drug franchises. Drug delivery companies can also apply their technologies to off-patent products.

We believe focusing on drug delivery of existing drugs to be less risky than attempting to discover new drugs, because the product development risk is lower; provided, however, the company may also seek to discover new drugs when management believes that the market opportunity exists. On average, it takes 15 years in the U.S. for an experimental drug to progress from the laboratory to approval for use in U.S. patients, with an average cost of approximately $500 million. Typically, only one in 5,000 compounds entering preclinical testing advances into human testing. Only one in five tested in humans is approved.

By contrast, using our Bioral Cochleate Technology platform, we will primarily target drugs that already have large established markets for which there is an established medical need. Doctors therefore are familiar with the compounds and are accustomed to prescribing them. Most of the product candidates we typically target have been through the regulatory process demonstrating safety and efficacy and are already on the market. Our clinical trials need only to show our encapsulation technology delivers the drug without harming the patient or changing the clinical attributes of the drug. In addition, focusing on drug delivery compared to drug discovery allows us to form a number of collaborations to deliver a wide variety of medicines without limiting rights to utilize our proprietary technology with additional drug product opportunities. With reference to our Autologous Vaccine, we anticipate being subject to a similar level of development and FDA requirement as is generally applicable to other HIV vaccines and therapies developed by competitors.

COLLABORATIVE AGREEMENTS

We are a party to collaborative agreements with universities, government agencies and corporate partners. The agreements with universities are in the form of research collaboration and licensing agreements, the research collaboration involves the development of new applications for the cochleate delivery technology. Any new invention resulting from these agreements will be a joint intellectual property between BDSI and the university. These collaborations include a collaborative agreement with the University of Texas/NJH to investigate the properties of new antifungal cochleate formulations, the Institute for Tuberculosis Research, University of Illinois at Chicago to develop new anti-tuberculosis cochleate formulations, and the University of Ultrecht to study the mechanism of delivery of cochleate using labeled compounds. The Company has established a collaborative agreement with Erasmus University of Rotterdam to develop the cochleate as a delivery system for glycopeptides.

The licensing agreements include a licensing agreement with the University of Medicine and Dentistry of New Jersey and Albany Medical College. Under these agreements, BDSI has an exclusive right to the patents developed on the liposome and cochleate technology in these universities. In addition, BDSI has established a collaborative agreement with the Public Health Research Institute to develop the cochleate as a delivery system for antifungal agents and as a delivery system for anti-staph agents.

The Company has established "proof of principles" agreements with three major pharmaceutical companies. The goal is to develop a new generation of their drugs using Bioral cochleate technology. The potential outcome of these collaborative agreements may include restricted licenses.

Licensed Patents and Proprietary Information

Our ability to execute our business and technology strategy depends, in part, on our ability to obtain access to and enforce patents, license agreements, maintain trade secrets and operate without infringing the intellectual property rights of third parties ("Intellectual Property"). We will file patent applications both in the United States and in foreign countries, as we deem appropriate, for protection of both our products and our processes. We are the exclusive licensee of eight issued United States patents and two foreign issued patents owned by the Universities. We believe that our Intellectual Property will enable us to control this new drug delivery platform based upon cochleate and cochleate related (proteoliposome) technology. Our Intellectual Property strategy is intended to maximize our potential patent portfolio, license agreements, proprietary rights and any future licensing opportunities we might pursue. With regard to our Bioral Cochleate Technology, we intend to seek patent protection for not only our delivery platform, but also potentially for the combination of our delivery platform with various off-patent pharmaceuticals or nutriceuticals. Below is a table summarizing patents we believe are currently important to our business and technology position.

LICENSED PATENTS


PATENT NUMBER          ISSUED            TITLE                                    PATENT OWNER
-------------          ----------        --------------------------------------   -----------------------------
US06,165,502           12/26/2000        Protein-lipid vesicles and autogenous    The University of Medicine and
                                         vaccine comprising the same              Dentistry of New Jersey and
                                                                                  Albany Medical College

US06,153,217           11/28/2000        Nanocochleate formulations, process of   The University of Medicine and
                                         preparation and method of delivery of    Dentistry of New Jersey and BDS
                                         pharmaceutical agents

AUS722647              11/23/2000        Protein-lipid vesicles and autogenous    The University of Medicine and
                                         vaccine comprising the same              Dentistry of New Jersey and
                                                                                  Albany Medical College

US05,994,318           11/30/1999        Cochleate delivery vehicles              The University of Medicine and
                                                                                  Dentistry of New Jersey and
                                                                                  Albany Medical College

US05,840,707           11/24/1998        Stabilizing and delivery means of        The University of Medicine and
                                         biological molecules                     Dentistry of New Jersey and
                                                                                  Albany Medical College

US05,834,015           11/10/1998        Protein-lipid vesicles and autogenous    The University of Medicine and
                                         vaccine comprising the same              Dentistry of New Jersey and
                                                                                  Albany Medical College

AUS689505              2/4/1998          Protein- or peptide-cochleate vaccines   The University of Medicine and
                                         and methods of immunizing using the      Dentistry of New Jersey and
                                         same                                     Albany Medical College

US05,643,574           07/01/1997        Protein- or peptide-cochleate vaccines   The University of Medicine and
                                         and methods of immunizing using the      Dentistry of New Jersey and
                                         same                                     Albany Medical College

US04,871,488           10/03/1989        Reconstituting viral glycoproteins       Albany Medical College
                                         into large phospholipid vesicles

US04,663,161           05/05/1987        Liposome methods and compositions        Albany Medical College

Our interest in the Intellectual Property is subject to and burdened by various royalty payment obligations and by other material contractual or license obligations.

In general, the patent position of biotechnology and pharmaceutical firms is frequently considered to be uncertain and involve complex legal and technical issues. There is considerable uncertainty regarding the breadth of claims allowed in such cases and the degree of protection afforded under such patents. While we believe that our Intellectual Property position is sound and that we can control this new drug delivery platform and vaccine technology, we cannot assure that our patent applications will be successful or that our current or future intellectual property will afford us the desired protection against competitors. It is possible that our Intellectual Property will be successfully challenged or that patents issued to others may preclude us from commercializing our products. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive, even if a favorable result is obtained. Moreover, much of our expertise and technology cannot be patented.

We also rely on trade secrets and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and other service providers. We cannot assure you that these agreements will not be breached or that our trade secrets will not otherwise become known or be independently discovered by competitors. Our business would be adversely affected if our competitors were able to learn our secrets or if we were unable to protect our intellectual property.

We filed a trademark registration for Bioral(R), which we plan to establish as our brand to use in conjunction with all of our potential oral delivery products.

INITIAL PRODUCTS IN DEVELOPMENT

OVERVIEW

We plan a diverse pipeline of products to be developed by applying our Bioral drug delivery platform to a potentially broad array of established and promising pharmaceutical and nutriceutical products. Each intended Bioral pharmaceutical and nutriceutical product, as well as our autologous vaccine will, upon completion of development, require separate FDA regulatory approval, and accordingly, will be subject to the uncertainty, time and expense generally associated with the FDA regulatory process. Each of the products currently in development face development hurdles, regulatory requirements and uncertainty before market introduction. As summarized below, we have initially targeted five major medical applications where products are currently in development.

PRODUCT STATUS


                                                                        PRE-CLINICAL
INDICATION                  PRODUCTS                 CATEGORY           DEVELOPMENT        FDA STATUS
-------------------------   ----------------------   ----------------   ----------------   -----------------
Systemic fungal infection   Antifungal               Antimicrobial      Formulation        Submission for
                            Bioral Amphotericin B                       development        Phase I IND
                                                                        completed. In      being prepared,
                                                                        vitro and in       GMP
                                                                        vitro efficacy     manufacturing
                                                                        data completed     initiated.

Tuberculosis and            Antibacterial            Antimicrobial      Formulation        Pre-clinical
bacterial infections        Bioral Clofazimine                          development in     development
                                                                        process.
                                                                        In vitro and
                                                                        animal studies
                                                                        in process

Macular Degeneration        Bioral                   Nutritional        Formulation        Pre-clinical
CNS Neurodegeneration       Antidegenerative         Medicine           development in     development
                                                                        process. In
                                                                        vitro and animal
                                                                        studies planned.

Inflammatory disease        Bioral                   OTC Medicine       Formulation and    Pre-clinical
                            Anti-Inflammatory                           in vitro studies   development
                                                                        in process

HIV infection               Autologous               Antiviral          Phase I under      Preparation of
                            Vaccine                                     IRB completed.     submission for
                                                                                           Phase
                                                                                           II under
                                                                                           IND; Phase
                                                                                           I under
                                                                                           IRB completed.

FUNGAL INFECTIONS. We are currently developing a Bioral product for treatment of fungal infection which we plan to submit to the FDA for a Phase I IND. The occurrence of systemic antifungal infections in the U.S. is estimated to be 130,000 annually. Systemic fungal infections continue to be a major health care problem, with more than 300,000 infections diagnosed worldwide on an annual basis. In the mid-1990s, it was estimated that conventional amphotericin B, an off-patent intravenous drug, accounted for approximately 1.1 million patient days of use in the United States annually.

The major types of systemic fungal infections are normally controlled and disposed of by the body's immune system. However, patients whose immune systems have been suppressed by therapies for cancer and bone marrow transplants or diseases such as AIDS can lose the ability to combat these infections. Systemic Candidiasis, the most common type of invasive fungal infection, represents approximately 70 percent of all such infections with fatality rates between 30 and 40 percent. Aspergillosis, while occurring less frequently, is a significant threat as fatality rates for this infection range as high as 90 percent. Cryptococcal meningitis is a disease that frequently strikes patients with AIDS. The use of conventional amphotericin B to treat these infections is often limited by its propensity to cause kidney damage.

Amphotericin B is an established drug which is delivered intravenously. Assuming that we complete development of Bioral Amphotericin B and that we obtain FDA approval, we believe that Bioral Amphotericin B (a Bioral encapsulation of Amphotericin B) may provide an effective orally administered version of Amphotericin B which may be more effective and less toxic.

In the development of this product, we are collaborating with the National Institute of Health, the Public Health Research Institute of New York and the University of Texas. Further, we have received a $100,000 grant and we believe, based upon the National Institutes of Health score of our application, we may receive an additional $3,000,000 grant, from the National Health Institute to support the further development of this product.

BACTERIAL INFECTION. We are currently developing a Bioral product to target tuberculosis. Last year an estimated 3 million people died and approximately 7 million became sick from tuberculosis, according to the World Health Organization (WHO). The bacillus is suspected to reside latently in up to 1.5 billion people, and remain viable for infection in those for many years past the initial infection stage.

We are targeting clofazimine as well as potentially other off-patent drugs which treat tuberculosis, for potential encapsulation in our Bioral Cochleate Technology. Assuming that we complete development of this Bioral product and that we obtain FDA approval, we believe that it may provide an effective, orally administered version of a tuberculosis agent such as clofazimine. This Bioral product may be administered orally, be more effective and have fewer side effects. We are currently in pre-clinical development of a Bioral encapsulated clofazimine in collaboration with the University of Chicago.

MACULAR DEGENERATION - We have targeted macular degeneration and potentially other neurodegenerative conditions for initial development of a Bioral nutriceutical product. Our preclinical development activities are focused on preparing for in vitro and animal studies. There are millions of sufferers of neurodegenerative diseases ranging from age-related macular degeneration to Parkinson's to Alzheimer's disease. Neurodegenerative conditions are among the leading causes of death and disability in the developed world. Age-related macular degeneration ("ARMD") is the leading cause of blindness amongst the elderly in the developed world. The development of a Bioral neuroprotective therapy product is based upon encapsulating promising nutriceuticals in Bioral cochleates. The identified nutriceuticals are being developed by RetinaPharma, Inc. and Tatton Technology, LLC, biotechnology companies focused on neurodegenerative diseases. One of our shareholders and a member of our management is affiliated with RetinaPharma, Inc and Tatton Technology, LLC. The nutraceutical treatments being developed by these biotechnology companies are not currently commercialized for the treatment of neurodegenerative conditions, such as macular degeneration and have not been approved by the FDA, which will impact the time, expense and certainty to market.

INFLAMMATION - We have targeted inflammation disorders, such as arthritis, for development of a Bioral product based upon accepted, off-patent, over-the-counter, anti-inflammatory products. Various types of over-the-counter

("OTC") anti-inflammatory compounds are currently available. Nonsteroidal anti-inflammatory drugs ("NSAIDs") significantly decrease inflammation at higher dosages.

We believe that Bioral Cochleate Technology can be used to effectively deliver anti-inflammatory drugs with reduced side effects. Anti-inflammatories formulated within cochleates are inside a multi-layered solid particle. This should enhance the safety and efficacy profiles and could potentially transform the compounds into an entirely new class of improved anti-inflammatory drugs. As part of our pre-clinical development, initial formulations have been tested in vitro.

HIV INFECTIONS - As part of our research and development activities, we have developed and are investigating our patented autologous (patient-specific) vaccine for AIDS which uses a cochleate related (proteoliposone) delivery vehicle. We are preparing a submission for Phase II Clinical Trials under an IND as a follow-up to the Phase I Clinical Trials under an IRB. We believe that, the time, expense and risk to market is substantial and uncertain particularly when compared with our proposed Bioral Amphotericin B, which encapsulates an established drug, i.e. Amphotericin B.

The Phase I Clinical Trial under IRB of our Autologous Vaccine for HIV infected patients indicated that it was safe and it seemed to produce improvements in clinical and immune status. We are preparing a submission for Phase II Clinical Trials under an IND and subject to regulatory requirements, plan to pursue larger, more definitive, trials of our autologous vaccine.

COMPETITION

The biopharmaceutical industry in general is competitive and subject to rapid and substantial technological change. Developments by others may render our proposed technology and proposed products under development noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing development-stage pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

We believe that certain competitors for our Bioral Cochleate Technology are in the process of developing technologies that are, or in the future may be, the basis for competitive technologies and products. As an example, our Bioral Cochleate Technology is part of a class of formulation technologies based on a lipid matrix. We believe that several major pharmaceutical companies are pursuing other lipid matrix based delivery systems centered around liposome technology. Liposome technology offers significant advantages in formulation design: preparation of useful formulations of highly hydrophobic, insoluble molecules; the ability to entrap hydrophilic molecules; reduced toxicity; increased stability of labile drugs; increased therapeutic index; improved pharmacokinetic effects; and increased delivery to target tissues. However, we believe that liposome formulations inducing drug delivery generally have some inherent properties which have limited their usefulness: low shelf-life stability; leakage of encapsulated drugs in suspension; reduced efficacy of drugs; must be refrigerated; susceptible to harsh environmental conditions; and no direct fusion between liposome formulation and target cell. We believe that a major disadvantage of liposome technology is that most liposome formulations can only be administered by injection. Additionally, there are a number of companies, many of which may be better financed and more advanced in development which are attempting to develop other potential delivery technologies such as trans-dermal patches, inhalers, carriers, etc. designed for oral administration of injectable drugs. These companies rely upon various technologies which we believe do not offer all of the capabilities and advantages of our Bioral Cochleate Technology.

         We believe that competitors may be working on autologous (patient-specific) vaccines for cancer. However, we are not aware of any competitors currently attempting to develop autologous vaccines for HIV. By autologous we mean containing the specific patient's virus or membrane proteins. Vaccines can be used for prophylactic (prevention of infection), or therapeutic (treatment following infection) applications. The autologous vaccine, which we are attempting to develop, is intended to boost or alter the immune response in patients already infected with HIV. For the most part, HIV vaccines in development about which we are aware are being targeted specifically to prevent infection, however, some of these vaccines may also prove useful for therapeutic applications. As such, these could prove to be competitive with our autologous vaccine.

         Our autologous vaccine is based on patented proteoliposome technology. The effectiveness of vaccine delivery has been preliminarily shown to be enhanced by formulation in proteoliposomes. We believe that formulation in proteoliposomes allows more effective presentation and better uptake by cells responsible for stimulating immune responses. Due in part to the stability of formulations in proteoliposomes, the current plan for producing the autologous HIV vaccine is to administer the vaccine within one day of preparation.

Our Bioral Cochleate Technology drug delivery platform, specific Bioral products and HIV Autologous Vaccines must compete with other existing technologies and/or technologies in development. Such potential competitive technologies may ultimately prove to be safer, more effective or less costly than any products which we are currently developing or may be able to develop. Additionally, our competitive position may be materially affected by our ability to develop or successfully commercialize our products and technologies before any such competitor.


MANUFACTURING

During product development and the regulatory approval process, we plan to rely, in part, on third-party manufacturers to produce our compounds for research purposes and for pre-clinical and clinical trials. We may manufacture some of our compounds ourselves and we may expand our facilities to produce sufficient quantities of compounds for the clinical stage of development in some cases. As products near market introduction, we may outsource manufacturing to third party manufacturers, which comply with the FDA's applicable Good Manufacturing Practices for commercial production of Bioral cochleate products.

SALES AND MARKETING

Our marketing strategy, assuming completion of our technology and product development and regulatory approval, is to market each of our approved orally delivered products under the Bioral brand name for our cochleate technology. Marketing may be conducted through a wide range of potential arrangements such as licensing, direct sales, co-marketing, joint venture and other arrangements. Such arrangements may be with large or small pharmaceutical companies, general or specialty distributors, biotechnology companies, physicians or clinics, or otherwise. One such arrangement may be a non-exclusive distribution arrangement with Biotech Specialty Partners, LLC ("BSP"). BSP is an early-stage alliance of specialty pharmaceutical and biotechnology companies. One of our shareholders, Hopkins Capital group II, LLC, and a member of our management, Frank O'Donnell, MD, are affiliates of BSP.

GOVERNMENT REGULATION

The production and marketing of any Bioral technology, vaccine and/or products for delivery of pharmaceuticals and our related research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. We anticipate that these regulations will apply separately to each Bioral cochleate product developed by us. We believe that complying with these regulations will involve an undetermined level of time, expense and uncertainty.

In the United States, drugs are subject to rigorous federal regulation and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated there under, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework is difficult to predict and will take a number of years and involve the expenditure of substantial resources.

The steps required before a pharmaceutical agent may be marketed in the United States include:

1. Pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;

2.       The submission to the FDA of an Investigational New Drug Application
         (IND) for human clinical testing which must become effective before human clinical trials can commence;

3. Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

4. The submission of a New Drug Application or Product License Application to the FDA; and

5. FDA approval of the New Drug Application or Product License Application prior to any commercial sale or shipment of the drug.

In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices for both drugs and devices. We presently plan to establish a manufacturing relationship with a foreign manufacturing facility to supply Bioral products for use in the United States, and accordingly the foreign manufacturing facility must comply with Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA. We plan to only utilize manufacturers which can demonstrate, to our satisfaction, their compliance with applicable good manufacturing practices.

Pre-clinical testing includes laboratory evaluation of product chemistry and formulation, as well as tissue culture and animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. No assurance can be given as to the ultimate outcome of such pre-clinical testing. When deemed appropriate, the results of pre-clinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA.

Clinical trials involve the administration of the new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board at the institution where the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to Good Manufacturing Practices.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II is the proof of principal stage and involves studies in a limited patient population.

1. To determine the efficacy of the drug for specific, targeted indications,

2.       To determine dosage tolerance and optimal dosage, and

3.       To identify possible adverse side effects and safety risks.

When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed multi-center clinical study sites. Phase III frequently involves randomized controlled trials and, whenever possible, double blind studies. We, or the FDA may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks.

The results of the pharmaceutical development, pre-clinical studies and clinical studies are submitted to the FDA in the form of a New Drug Application for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a New Drug Application if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of a company's products if it does not believe the New Drug Application contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that a New Drug Application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Post approval studies may be conducted as Phase IV to explore further intervention, new indications or new drug uses.

Among the conditions for New Drug Application approval is the requirement that any prospective manufacturer's quality control and manufacturing procedures conform to Good Manufacturing Practices. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies.

Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.

In addition to regulations enforced by the FDA, we are also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, we could be held liable for any damages that result and any such liability could exceed our resources.

EMPLOYEES

As of December 31, 2000, we had eight full-time employees, of which six are scientists and two are administrative, and, of these scientists, three have Ph.D. degrees. None of our employees are covered by collective bargaining agreements. We consider relations with our employees to be good. Each of our current scientific personnel has entered into confidentiality and non-competition agreements with us.

RESEARCH AND DEVELOPMENT EXPENSES

During the calendar year ended December 31, 2000, we incurred research and development expenses of $312,736. This amount was incurred during the period October 10, 2000 through December 31, 2000, the period following the acquisition of our interest in BDS. Prior to the acquisition, BDS incurred research and development expenses of $820,551 and $1,333,287 for the nine month periods ended September 30, 2000 and year ended December 31, 1999, respectively. Additionally, during the period March 28, 1995 (date of BioDelivery Sciences, Inc.'s incorporation) through September 30, 2000, BioDelivery Sciences, Inc. incurred $6,816,444 of research and development expense.

RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.

RISKS RELATED TO BDSI

We are highly dependent on the success of our Bioral Cochleate Technology and our Autologous Vaccine.

Our product candidates are in various stages of development, and we cannot be certain that any will be suitable for commercial purposes. These products include Bioral Amphotericin B, Bioral Clofazimine, Nutriceutical Bioral Nutriceutical, Bioral Anti-Inflammatories and our Autologous Vaccine.

To be profitable, we must successfully research, develop, obtain regulatory approval for our products, manufacture, introduce, market and distribute our products under development. The time necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our products under development, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted indication. We cannot be certain that we will be able to begin, or continue, our planned clinical trials for our product candidates, or if we are able, that our product candidates will prove to be safe and will produce their intended effects.

We cannot assure you that favorable results in any preclinical study or early clinical trial will mean that favorable results will ultimately be obtained in future clinical trials. Nor can we assure you that results of our limited animal and human studies are indicative of results that would be achieved in future animal studies or human clinical studies, all or some of which will be required in order to have our proposed products obtain regulatory approval. Similarly, we cannot assure you that any of our product candidates will be approved by the FDA.

Our preclinical studies and clinical trials, as well as the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates.

If regulatory approval of a product is granted, the approval may place limitations on the intended uses of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product, either of which may affect cost and market potential greatly.

We benefit from our current relationships with collaborators and any interruption of these relationships may adversely affect the development or commercialization of our technologies or potential products.

We expect to experience a substantial increase in clinical development expenses as we commence clinical trials for various potential products. As a result, we believe that we will incur operating losses for the foreseeable future making us increasingly dependent on private and public equity financing, grants, and collaborative relationships to support our business plan.

Operations to date have been funded with the proceeds from private equity financing, grants and support from collaborative relationships. We anticipate that our existing capital resources and pending grants will enable us to maintain currently planned operations through at least the next year. However, this expectation is based on our current operating plan, could change as a result of many factors, and we may need additional funding sooner than anticipated. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products. Such funds may not be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.

Our success also depends, in part, on our ability to obtain patent protection for our products, processes and technologies, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties, in various jurisdictions. We cannot assure you that any patent applications relating to our potential products or processes will result in patents being issued, or that resulting patents, if any, are valid, enforceable or will provide protection against competitors who challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. We cannot assure you that we will have the necessary financial resources to enforce any of our patents.

We anticipate that we will become increasingly dependent on third parties to manufacture our products if they are developed.

As a biotechnology company we may face the potential of future product liability claims related to participation in clinical trials or the use or misuse of our products. Liability may also result from claims made directly by consumers or by pharmaceutical companies or others selling our products. We currently have product liability insurance with a policy limit of one million per occurrence. The testing, manufacturing and marketing of products for humans utilizing our drug delivery technologies may expose us to potential product liability and other claims resulting from their use. We intend to insure our assets, properties, and operations under one or more policies of insurance as required by applicable statutes and contracts, and as determined by what management believes to be prudent Risk Management decisions.

RISKS RELATED TO OUR INDUSTRY

We face rapid technological change and intense competition.

Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Many of these competitors have greater research and development capabilities, experience, and marketing, financial and managerial resources than we do, and, therefore, represent significant competition for us. Our products, when developed and marketed, may compete with existing injectable versions of the same drug, some of which are well established in the marketplace and manufactured by formidable competitors, as well as other existing drugs. Our competitors may succeed in developing competing technologies or obtaining government approval for products before we do. Developments by others may render our product candidates, or the therapeutic compounds used in combination with our product candidates, noncompetitive or obsolete.

ITEM 2. - PROPERTIES

We conduct our operations in laboratory and administrative facilities on a single site located on the campus of the University of Medicine and Dentistry of New Jersey. Our occupied facilities total approximately 8,000 square feet. The facilities are available, pursuant to an agreement with and are on the campus of, the University of Medicine and Dentistry of New Jersey. We expect that these facilities will accommodate our anticipated administrative and research needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

During 1999 a complaint was filed in the United States Federal Court, District of New Jersey, against BDS and certain members of BDS management. The complaint was filed by a shareholder/former consultant and related parties. During May 2001, the Company entered into a settlement agreement with the plaintiffs and paid $275,000; $150,000 in cash and $125,000 in the form of notes payable to the plaintiffs which are collateralized by the assets of BDS. We also purchased shares of common stock of BDS owned by the plaintiffs representing approximately nine percent of BDS outstanding stock for $200,000 in cash and $300,000 in notes payable. A fee for introducing us to BDS has been asserted. The potential claim or dispute arises out of our acquisition of an eighty percent interest in BDS. We believe that no fee is due and that the claim is not supportable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not publicly traded on any market and no trading symbol has been assigned to us. As of July 31, 2001, we had approximately 200 holders of record of our common stock. No dividends have been paid on the common stock to date. We currently intend to retain any earnings for further business development.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

We are a development-stage company and we expect to continue to perform research and development activities in furtherance of our business strategy and product development, as more fully described in Part I, Description of Business. See also Description of Business for a discussion of the acquisition of our interest in BDS.

During 2000, we reported $56,000 of sponsored research revenues. This revenue arose from prior research agreements and reflects the amortization of deferred revenue during the period that the research was performed. Research and development expenses of approximately $312,000 recognized in the calendar year ended December 31, 2000 were incurred during the three-month period following the acquisition. These costs are principally comprised of salaries and related costs, rent, collaborative research costs, insurance and laboratory equipment depreciation. General and administrative expenses of approximately $540,000 recognized in the calendar year ended December 31, 2000, were also incurred during the three-month period following the acquisition. These costs are principally comprised of legal and settlement costs associated with a claim settled in 2001 (see Legal Proceedings) of approximately $400,000, as well as other legal and professional fees and other miscellaneous costs.

The funding for our research and development efforts, including those of BDS prior to the acquisition, as well as other costs of operations, have been funded primarily from collaborative research agreements and funded research agreements with third parties, including pharmaceutical companies. To a lesser extent, the funding has also been provided by grants from public service entities. Additionally, we raised $1.0 million of capital from the sale of equity securities during the fourth quarter of 2000 and, subsequent to December 31, 2000, we raised additional capital from the sale of equity securities totaling $500,000. Based upon the National Institute of Health's score of our application, we may receive an additional $3,000,000 grant, from the National Health Institute to support the further development of this product which will be utilized in our research and development efforts.

We expect to raise additional capital from the sale of equity securities during 2001, which will be used to fund various phases of clinical trials during the next twelve months and beyond. The planned research will focus on our core Bioral cochleate drug delivery platform and will be principally focused on a limited number of applications, especially over the next twelve months, including Bioral cochleate solutions for the delivery of Amphotericin B.

While we believe further application of the cochleate technology to other generic drugs and nutriceuticals will result in license agreements with manufacturers of generic and over-the-counter drugs, as well as the more common nutraceutical applications, the plan of operations in the next twelve months is focused on the further development of the Bioral cochleate technology itself and its use in a limited number of applications, and not on the marketing, production or sale of FDA approved products.

We believe it we will have access to adequate financial resources to further the development of the Bioral cochleate delivery technology with respect to certain drugs over the next twelve months. A substantial portion of the research and development costs, as well as other operational costs, are variable in nature. As such, we expect to tailor its research efforts in relation to the available funding. BDS, prior to the acquisition, achieved various levels of research and development that were driven by the available financing sources since its incorporation in 1995. We do not currently intend to significantly change the number of its employees or the amount of capital assets, such as lab equipment, to attain its objectives over the next twelve months. However, if we attain our financing goals, additional scientists and executive personnel may be employed. While a substantial portion of operating costs are variable, the inability to maintain substantially all of the current employees could materially affect the timing or ultimate prospects of our efforts to achieve Phase III clinical testing for applications of the Bioral Cochleate Technology or the products.

During the calendar year ended December 31, 2000, prior to the acquisition, BDS received a lesser amount of funding compared to a year earlier period. As a result, BDS reduced its staffing and revised the timing of its business plan. Historically, BDS expended substantially all of its funding resources within a twelve-month period following receipt and expended over 90% of its funds on research and development or capital expenditures in the furtherance of research and development efforts. Following the acquisition, a larger portion of costs were attributable to general and administrative expenses, including over $400,000 attributed to the defense and ultimate settlement of a legal dispute (see Legal Proceedings). Over the next twelve months, we expect research and development costs will exceed general and administrative expenses.

Research and development expenses generally include salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation and other costs directly related to the development and application of the Bioral cochleate technology.

General and administrative expenses generally include general legal costs, office supplies, conferences, travel costs, and executive personnel costs. General and administrative costs also include consulting fees related to the business plan formulation, website update and development, and other business development expenses.

ITEM 7. - FINANCIAL STATEMENTS

Our Consolidated Financial Statements and Notes thereto and the reports of Grant Thornton LLP and Stark Tinter & Associates, LLC, our independent certified public accountants, are set forth on pages F-1 through F-16 of this report.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Report of Independent Certified Public Accountants - Grant Thornton LLP......................................F-2

Report of Independent Certified Public Accountants - Stark Tinter & Associates, LLP..........................F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999.................................................F-4

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period January 6, 1997 (date of incorporation) to December 31, 2000..................................F-5

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000 and 1999 and the period January 6, 1997 (date of incorporation) through December 31, 2000....................F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the period January 6, 1997 (date of incorporation) to December 31, 2000......................................F-7

Notes to Consolidated Financial Statements...................................................................F-8

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. There were no disagreements with respect to the Company's independent accountants during 2000. As discussed and more fully described in the Company's Form 8-K dated November 22, 2000 the Company appointed Grant Thornton LLP as its independent accountants and terminated its relationship with Stark Tinter & Associates, LLC during 2000.

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS


NAME                                             AGE         POSITION
-----------------------------                    ----        -------------------------------------
Francis E. O'Donnell, Jr. MD.                    51          CEO, President, Chairman and Director

James McNulty                                    51          Chief Financial Officer and Director

Don Ferguson                                     51          Senior Executive Vice President

Raphael J. Mannino, Ph.D.                        54          Executive Vice President and Chief Scientific
                                                             Officer

Leila Zarif, Ph.D., MBA.                         46          Executive Vice President of Research and Development

Christopher Chapman, MD.                         48          Director of Medical and Regulatory Affairs and
                                                             Director of New Business Development

Susan Gould-Fogerite, Ph.D.                      48          Director of Business Development-Vaccines and Gene
                                                             Therapy


Francis E. O'Donnell, Jr. MD, age 51, has been CEO, President, Chairman and Director on a part time basis since inception in October 2000. For more than the last five years, Dr. O'Donnell has served as managing director of The Hopkins Capital Group, an affiliation of limited liability companies which engage in business development and venture activities. He has been Chairman of Laser
Sight Inc. (LASE), a publicly traded manufacturer of advanced refractive laser systems since 1993. He is also the founder and a director of BioKeys Pharmaceuticals (BKYS), a publicly traded biopharmaceutical company. Since October 1998-, he has been Chairman of APP Specialty Pharmacy Inc., a privately held, specialty pharmacy company. He is a founder and chairman of PhotoVision Pharmaceuticals, Inc. and since early 2001, the chairman of RetinaPharma, Inc. He is managing partner of Tatton Technologies, LLC, a biotechnology company and Biotech Specialty Partners, LLC, an alliance of specialty pharmacy and biotechnology companies. Dr. O'Donnell is a graduate of The Johns Hopkins School of Medicine and received his residency training at the Wilmer Ophthalmological Institute. Dr. O'Donnell is a former professor and Chairman of the Department of Ophthalmology, St. Louis University School of Medicine. Dr. O'Donnell holds 25 U.S. Patents. Dr O'Donnell is the 2000 Recipient of the Jules Stein Vision Award sponsored by Retinitis Pigmentosa International.

James McNulty, age 51, has been Chief Financial Officer and Director on a part time basis since October 2000. Mr. McNulty has since May 2000, also served as Chief Financial Officer of Hopkins Capital Group an affiliation of limited liability companies which engage in venture activities. Mr. McNulty has performed accounting and consulting services as a certified public accountant for approximately 27 years. He co-founded, at age 26, Pender McNulty Newkirk, which became one of Florida's largest regional CPA firms, and was a founder/principal in two other CPA firms, McNulty & Company, and McNulty Garcia& Ortiz. He has served as CFO of Star Scientific, Inc. (STSI) from October 1998 to May 2000. Since June 2000 he has served as CFO/COO of American Prescription Providers, Inc. His background in serving entrepreneurial clients is extensive, and has spanned the fields of banking, real estate, construction and development, shipping, flower farming, tobacco products, specialty pharmacy, beer distribution, jewelry, as well as many large nonprofit organizations, schools and churches, and unions. He has a broad background in litigation support services, and has testified extensively in the area of business valuation, product liability, fraud, loss of earnings, real estate and contractor disputes, bankruptcy and divorce. Since May 2000, Mr. McNulty has been a partner in Paramount Capital, LLC, a consulting firm specializing in assisting entrepreneurial companies. He is a principal in Pinnacle Group Holdings, a real estate development company developing a major downtown Tampa destination entertainment complex. He is a published co-author (with Pat Summerall) of Business Golf, The Art of Building Relationships Through Golf, and is chairman of Business Links International, Inc., a business development training company, which uses golf as its focus. Mr. McNulty is a graduate of University South Florida, a licensed Certified Public Accountant, and is a member of the American and Florida Institutes of CPA's.

Don Ferguson, age 51, has been Senior Executive Vice President on a part time basis since October 2000. Mr. Ferguson has been Chief Executive Officer and principal owner of Land Dynamics, Inc., a developer of real estate projects since its founding in 1979 and currently owns in excess of 20 real estate properties. Mr. Ferguson is an investor in early stage technology and biotechnology companies including Nanovision Technologies, Inc., Star Scientific, Inc., BioKeys Pharmaceuticals, Inc. and PhotoVision Pharmaceuticals, Inc. Mr. Ferguson holds an M.B.A. Degree from the University of Kansas and a B.S. Degree in industrial engineering from Oklahoma State University.

Raphael J. Mannino, Ph.D., age 54, has been Executive Vice President and Chief Scientific Officer since October 2000. Mr. Mannino has served as President, CEO, Chief Scientific Officer, and a member of the Board of Directors of BDS since its incorporation in 1995. Dr. Mannino's previous experience includes positions as Associate Professor, at the University of Medicine and Dentistry of New Jersey (1990 to present), Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1977 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine.

Leila Zarif, Ph.D., MBA., age 46, has been Executive Vice President of Research and Development since October 2000. Dr. Zarif joined BDS in 1997 as Director of European Operations, and then moved to the United States headquarters as Vice President from October 1997 until October 2000. Dr. Zarif served as a Director and Treasurer from March 1998 until March 2000. Dr. Zarif's prior experience includes eleven (11) years with ATTA, SA. (Application and Transfer of Advanced Technology, French subsidiary of Alliance Pharmaceutical Corp., San Diego) beginning as Head of New Technology Assessment and promoted to President in 1993. Previously, Dr. Zarif worked as a postdoctoral fellow with the French CNRS (National Center of Scientific Research). Dr. Zarif received her Ph.D. in Chemistry in 1988, her MBA in 1992, and her Habilitation to Direct Research in 1995 from the University of Nice, France.

Christopher Chapman, MD, age 48, has been the Director of Medical and Regulatory Affairs and Director of New Business Development (pharmaceuticals) on a part time basis since October 2000. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C. in 1987 where he completed his internship in Internal Medicine. He completed a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown University. Since 1995, Dr. Chapman has been a critical care physician on the staff at Doctor's Community Hospital, Lanham, Maryland. He was most recently President of Chapman Pharmaceutical Consulting. From 1995 to April 2000, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI (QBRI) Medical Affairs, Drug Safety and Medical Writing Departments. In this capacity, he developed the department from no employees to a team of quality professional staff members, including the recruitment of Board-certified physicians in Infectious Disease, Internal Medicine, Cardiology, Allergy-Immunology, and Neurology. Dr. Chapman was responsible for overseeing the work of other physicians on clinical trials, the Domestic and International Serious Adverse Event Database, and the departments performing adverse event coding and medical writing for a wide range of clinical trial documents. In his tenure with Quintiles Consulting, Dr. Chapman's accomplishments included consulting for a vaccine manufacturing company, acting as Medical Director for GMP, GCP and global clinical laboratory audits, Clinical Director for the Methicillin-Resistant Staphylococcus Aureus program, and Medical Director for major pharmaceutical companies. Dr. Chapman's experience included managing major CRO Phase I units, toxicology laboratories and analytical manufacturing facilities.

Susan Gould-Fogerite, Ph.D., age 48, has been Director of Business Development - Vaccines and Gene Therapy since October 2000. Dr. Gould-Fogerite served as Vice President and Secretary, and has been a member of the Board of Directors of BDS since its incorporation in 1995. Dr. Gould-Fogerite's previous experience includes her positions as Assistant Professor, at UMDNJ, New Jersey Medical School (1991 to present), and Research Instructor (1985 to 1988), then Research Assistant Professor (1988-1990), at Albany Medical College. Dr. Gould-Fogerite received her Ph.D. in Microbiology and Immunology from the Albany Medical College in 1985.

ITEM 10. - EXECUTIVE COMPENSATION


         Directors do not receive compensation for their duties as directors.


                           SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                                                 ---------------------------------------------
                             Annual Compensation                 Awards                             Payouts
                             ---------------------------------   -------------------------------   -----------
(a)                   (b)    (c)      (d)     (e)                (f)            (g)                (h)           (i)
-----------------------------------------------------------------------------------------------------------------------------------
Name and                                                          Restricted     Securities
Principal                    Salary   Bonus    Other Annual        Stock         Underlying         LTIP           All Other
Position              Year    ($)      ($)    Compensation ($)   Award(s) ($)   Options/SARs (#)   Payouts ($)   Compensation ($)
-------------------   ----   ------   -----   ----------------   ------------   ----------------   -----------   ----------------
Francis E.
O'Donnell, Jr., MD,   2000      -       -           -                -                -               -                -
CEO, President and    1999      -       -           -                -                -               -                -
Chairman              1998      -       -           -                -                -               -                -

James McNulty, CFO    2000      -       -           -                -                -               -                -
                      1999      -       -           -                -                -               -                -
                      1998      -       -           -                -                -               -                -

Raphael J. Mannino,
PhD, Executive Vice   2000   $14,953    -           -                -                -               -             $14,953
President, chief      1999      -       -           -                -                -               -                -
Scientific Officer    1998      -       -           -                -                -               -                -

Leila Zarif, PhD,
Executive Vice        2000   $26,493    -           -                -                -               -             $26,493
President of          1999      -       -           -                -                -               -                -
Research and          1998      -       -           -                -                -               -                -
Development

Susan                 2000   $ 9,415    -           -                -                 -              -                -
Gould-Fogerite, PhD,
Director of Business
Development -
Vaccines and Gene     1999      -       -           -                -                 -              -                -
Therapy               1998      -       -           -                -                 -              -                -



Note: Salaries reflected above only reflect the period after the acquisition of BDS on October 10, 2000. Total compensation paid by BDSI and BDS for the year ended December 31, 2000 to Drs. Mannino, Zarif and Gould-Fogerite were $54,800, $114,716 and $40,800 respectively.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2001, certain information as to the stock ownership of each person known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, by each director of the Company who owns any shares, and by all officers and directors as a group. This table includes both shares of Common Stock and shares of Preferred Stock which are convertible into shares of Common Stock on a one-for-one basis and has one vote per share of Preferred Stock. Unless otherwise indicated, the address for each person listed below is in care of the Company.


                                                                                        PERCENTAGE OF
NAME OF BENEFICIAL                             NUMBER OF SHARES OF                      CLASS AS OF
OWNER                                          COMMON STOCK OWNED(1)                    MARCH 31, 2001
Hopkins Capital Group II, LLC(1)                     13,358,000                            72.1%

Frank E. O'Donnell(2)                                13,630,000                            73.6%

John R. Williams, Sr.(3)                             13,758,000                            74.2%

Dennis Ryll(4)                                       13,558,000                            73.2%

Jim McNulty                                             325,000                             1.8%

Don Ferguson                                            400,000                             2.2%

All officers as a group(5) (7 Persons)               14,355,000                            77.5%


----------------
1 Hopkins Capital Group II, LLC is owned one third by each of (i) various trusts of the Dr. O'Donnell family; (ii) John R. Williams, Sr. and his family trusts; and (iii) MOAB L.L.C. which is beneficially owned by Dennis Ryll and members of his family.

2 Includes the shares owned by Hopkins Capital Group II, LLC and 200,000 shares of Preferred Stock owned by his wife, as to which he disclaims beneficial interest of.

3 Includes the shares owned by Hopkins Capital Group II, LLC and 200,000 shares of Preferred Stock owned by his wife, as to which he disclaims beneficial interest of.

4    Includes the shares owned by Hopkins Capital Group II, LLC.

5    Includes the shares described in footnote 2 above.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, we entered into agreements with RetinaPharma, Inc. and Tatton Technology LLC, biotechnology companies which are developing nutriceutical neuroprotective therapies for treating neurodegenerative disease such as macular degeneration and Parkinson's disease. To the extent that such products utilize Bioral Cochleate Technology encapsulation, we will support product development and will share in thirty percent (30%) of any profits from such sales of Bioral encapsulated products. One of our shareholders, Hopkins Capital Group II, LLC and a member of our management, Dr. Frank O'Donnell, are affiliated as shareholders or member of the management of both RetinaPharma, Inc and Tatton Technology, LLC.

During 2001, we entered into an agreement with Biotech Specialty Partners, LLC, an early stage alliance of biotechnology and specialty pharmaceutical companies. Under this agreement, Biotech Specialty Partners, LLC will serve as a nonexclusive distributor of our Bioral products in consideration of a ten (10%) discount to the wholesale price, which we believe, is commercially reasonable. One of our shareholders, Hopkins Capital Group II, LLC, and a member of our management, Dr. O'Donnell, is affiliated as shareholder or member of the management of Biotech Specialty Partners, LLC

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   2.1 Stock purchase Agreement effective October 10, 2000 between MAS Acquisition XXIII Corp. and BioDelivery Sciences, Inc. (**)

   2.2 Contribution Agreement effective October 9, 2000 between MAS Acquisition XXIII Corp. and Hopkins Capital Group. (**)

   3.0   Articles of Incorporation (*)

   3.1   Articles of Amendment of The Article of Incorporation. (***)

   3.2   By-laws. (*)

   10.1 2001 Incentive Plan of Bio Delivery Sciences International, Inc., dated July 20, 2001.

   10.2 License agreement with the University of Medicine and Dentistry of New Jersey.

   10.3  License agreement with Albany Medical College.

   10.4 Research agreement with the University of Medicine and Dentistry of New Jersey.

   10.5  License agreement with American Cyanamid Company.

   10.6  Amendment to license agreement with American Cyanamid Company.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K with the Securities and Exchange Commission on October 26, 2000, reporting a change in control of the company by BioDelivery Sciences International, Inc pursuant to a Contribution Agreement dated October 19, 2000 and the acquisition of Bio Delivery Sciences, Inc., which closed on October 10, 2000. On January 25, 2001, the Company filed a Form 8-K/A, amending the initial filing to include required financial statements and pro forma financial information for this acquisition.

     The Company filed a form 8-K with the Securities and Exchange Commission on November 22, 2000, reporting a change in its certifying accountants.

(*) Incorporated by reference to exhibits of the Company's Registration Statement on Form 10-SB filed on January 18, 2000.

(**) Incorporated by reference to exhibits of the Company's Form 8K/A filed on January 25, 2001.

(***) Incorporated by reference to exhibits of the Company's Form 8K filed on October 26, 2000.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BioDelivery Sciences International, Inc.


Date: 8/15/2001                        By: /s/ Francis E. O'Donnell Jr. MD,
                                               Francis E. O'Donnell Jr. MD,
                                                    CEO/President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, below, by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                            Title                            Date

/s/ Francis E. O'Donnell, Jr., MD    CEO, President, Chairman and     8/15/2001
---------------------------------    Director                         ----------
Francis E. O'Donnell, Jr., MD

/s/ James A. McNulty                 CFO and Director
-----------------------------                                         8/15/2001
James A. McNulty                                                      ----------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                              ----

BIODELIVERY SCIENCES INTERNATIONAL, INC.

    Report of Independent Certified Public Accountants - Grant Thornton LLP....................................F-2

    Report of Independent Certified Public Accountants - Stark Tinter & Associates, LLP........................F-3

    Consolidated Balance Sheets as of December 31, 2000 and 1999...............................................F-4

    Consolidated Statements of Operations for the years ended December 31, 2000 and
      1999 and the period January 6, 1997 (date of incorporation) to December 31, 2000.........................F-5

    Consolidated Statement of Stockholders' Equity for the years ended December
      31, 2000 and 1999 and the period January 6, 1997 (date of incorporation)
      to December 31, 2000.....................................................................................F-6

    Consolidated Statements of Cash Flows for the years ended December 31, 2000 and
      1999 and the period January 6, 1997 (date of incorporation) to December 31, 2000.........................F-7

    Notes to Consolidated Financial Statements.................................................................F-8

               Report of Independent Certified Public Accountants


Board of Directors
BioDelivery Sciences International, Inc.

We have audited the accompanying consolidated balance sheet of BioDelivery Sciences International, Inc. (a development stage company) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioDelivery Sciences International, Inc. and subsidiary as of December 31, 2000, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the combination of the accompanying consolidated statements of operations and cash flows for the period January 6, 1997 (date of incorporation) to December 31, 2000, which includes the statements of operations and cash flows for the period January 6, 1997 (date of incorporation) to December 31, 1999 that were audited and reported on separately an another auditor; in our opinion, such consolidated statements have been properly combined.

/s/ Grant Thornton LLP



Tampa, Florida
June 6, 2001

                         Report of Independent Auditors


Shareholders and Board of Directors
BioDelivery Sciences International, Inc.


We have audited the accompanying balance sheet of BioDelivery Sciences International, Inc. (a development stage Company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1999, and the period from January 6, 1997 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioDelivery Sciences International, Inc. (a development stage Company) as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from January 6, 1997 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ Stark Tinter & Associates, LLC
                                    Certified Public Accountants


Denver, Colorado
January 5, 2000

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS


                                                                                                      December 31,
                                                                                            -----------------------------
                                                                                               2000                1999
                                                                                            -----------           -------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $   950,939           $    --
  Prepaid expenses and other assets                                                              54,481                --
                                                                                            -----------           -------
     Total current assets                                                                     1,005,420                --

EQUIPMENT, net                                                                                  253,390                --
OTHER ASSETS                                                                                     30,124                36
                                                                                            -----------           -------
     Total Assets                                                                           $ 1,288,934           $    36
                                                                                            ===========           =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                  $   394,020           $    --
  Due to related parties                                                                        515,584                --
  Current portion of capital lease payable                                                       11,307                --
                                                                                            -----------           -------
     Total current liabilities                                                                  920,911                --

CAPITAL LEASE PAYABLE                                                                            28,372                --
COMMITMENTS AND CONTINGENCIES                                                                        --                --
REDEEMABLE COMMON STOCK, net of notes receivable of approximately
$321,000                                                                                          2,346                --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,020,000 shares
    outstanding                                                                                   2,020                --
  Common stock, $.001 par value, 80,000,000 shares authorized, 15,350,000
    shares issued and outstanding                                                                15,350               350
  Additional paid-in capital                                                                    992,741              (239)
  Deficit accumulated during development stage                                                 (672,806)              (75)
                                                                                            -----------           -------
     Total stockholders' equity                                                                 337,305                36
                                                                                            -----------           -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 1,288,934           $    36
                                                                                            ===========           =======


  The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                          Period From
                                                                                                        January 6, 1997
                                                                                                           (Date of
                                                                 Year Ended December 31,                 Incorporation)
                                                          -----------------------------------            to December 31,
                                                              2000                    1999                    2000
                                                          ------------             ----------           ----------------

Sponsored research revenues                               $     56,000             $         --             $  56,000

Expenses:
  Research and development                                     312,736                       --               312,736
  General and administrative                                   540,239                       18               540,314
                                                          ------------             ------------             ---------

          Total expenses                                       852,975                       18               853,050

Interest income, net                                            21,772                       --                21,772
                                                          ------------             ------------             ---------

Loss before income taxes and minority interest                (775,203)                     (18)             (775,278)

Income tax                                                          --                       --                    --
                                                          ------------             ------------             ---------

Loss before minority interest                                 (775,203)                     (18)             (775,278)

Minority interest in net loss of subsidiary                    102,472                       --               102,472
                                                          ------------             ------------             ---------

Net loss                                                  $   (672,731)            $        (18)            $(672,806)
                                                          ============             ============             =========


Net loss per common share:
  Basic and diluted                                       $      (0.04)            $         --
                                                          ============             ============

Weighted average common stock shares
  outstanding - basic and diluted                           15,350,000               15,350,000
                                                          ============             ============


  The accompanying notes are an integral part of these financial statements.

                   BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                   Deficit
                                                                                                  Accumulated
                                    Preferred Stock           Common Stock          Additional      During         Total
                                   -------------------    ---------------------      Paid-In      Development   Stockholders'
                                    Shares      Amount      Shares      Amount       Capital          Stage        Equity
                                   ---------    ------    ----------    -------    -----------    -----------   -------------

BALANCE, January 6, 1997
  (date of incorporation)

Shares issued to founders                 --    $   --       349,996    $   350    $      (239)    $      --     $       111

Net loss                                  --        --            --         --             --           (57)            (57)
                                   ---------    ------    ----------    -------    -----------     ---------     -----------

BALANCE, DECEMBER 31, 1998                --        --       349,996        350           (239)          (57)             54

Shares issued for services                --        --             4         --             --            --              --

Net loss                                  --        --            --         --             --           (18)            (18)
                                   ---------    ------    ----------    -------    -----------     ---------     -----------

BALANCE, DECEMBER 31, 1999                --        --       350,000        350           (239)          (75)             36

Shares issued to founders                 --        --    15,000,000     15,000        (15,000)           --              --

Preferred stock issued for cash    2,020,000     2,020            --         --      1,007,980            --       1,010,000

Net loss                                  --        --            --         --             --      (672,731)       (672,731)
                                   ---------    ------    ----------    -------    -----------     ---------     -----------

BALANCE, DECEMBER 31, 2000         2,020,000    $2,020    15,350,000    $15,350    $   992,741     $(672,806)    $   337,305
                                   =========    ======    ==========    =======    ===========     =========     ===========


   The accompanying notes are an integral part of this financial statement.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              Period From
                                                                                                            January 6, 1997
                                                                                                               (Date of
                                                                      Year Ended December 31,               Incorporation)
                                                                    ----------------------------            to December 31,
                                                                       2000                 1999                2000
                                                                    -----------             ----            ---------------
OPERATING ACTIVITIES:
  Net loss                                                          $  (672,731)            $(18)            $  (672,806)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                      23,455               18                  23,509
      Loss applicable to minority interest                             (102,472)              --                (102,472)
      Deferred revenue                                                  (56,000)              --                 (56,000)
      Changes in assets and liabilities:
        Prepaid expenses and other assets                                33,077               --                  33,098
        Accounts payable and accrued liabilities                        307,064               --                 307,064
        Due to related parties                                          178,081               --                 178,081
                                                                    -----------             ----             -----------

               Net cash used in operating activities                   (289,526)              --                (289,526)

INVESTING ACTIVITIES:
  Net cash received with business combination                           380,465               --                 380,465
                                                                    -----------             ----             -----------

               Net cash provided by investing activities                380,465               --                 380,465

FINANCING ACTIVITIES:
  Issuance of Preferred Stock                                         1,010,000               --               1,010,000
  Payment on notes payable                                             (150,000)              --                (150,000)
                                                                    -----------             ----             -----------

               Net cash provided by financing activities                860,000               --                 860,000

NET CHANGE IN CASH                                                      950,939               --                 950,939

CASH AT BEGINNING OF PERIOD                                                  --               --                      --
                                                                    -----------             ----             -----------

CASH AT END OF PERIOD                                               $   950,939             $ --             $   950,939
                                                                    ===========             ====             ===========


  The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
          And the Period From January 6, 1997 (Date of Incorporation)
                              to December 31, 2000


NOTE 1 - ORGANIZATION

BioDelivery Sciences International Corporation ("BDSI") (formerly known as MAS Acquisition XXIII Corp.) was incorporated in the State of Indiana on January 6, 1997. BDSI and its subsidiary, BioDelivery Sciences Corporation ("BDS"), are collectively referred to as the Company. In October 2000, BDSI acquired 80% of the voting rights of BDS.

The Company is a development stage company that has devoted substantially all of its efforts to research and product development involving drug delivery technology (e.g., cochleate technology) and has not yet generated any revenues from the sale of products or licensing of technology. The Company intends to obtain additional funds for research and development through collaborative arrangements with corporate partners, additional financings, and from other sources. The Company operates in one segment focused on the development of its drug delivery platform technology.

The accompanying consolidated statements of operations and cash flows for the period January 6, 1997 (date of incorporation) to December 31, 2000 include the statements of operations and cash flows for the period January 6, 1997 (date of incorporation) to December 31, 1999 that were audited and reported on separately by an auditor previously engaged by the Company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of BDSI and its subsidiary, BDS. All significant inter-company balances have been eliminated. Minority interest in net loss of subsidiary reflects the losses attributable to the common stockholders of BDS to the extent that net assets were attributed to those stockholders on the business combination date. Those stockholders own 100% of the common stock of BDS while BDSI owns preferred stock with voting rights.

Revenue Recognition

Sponsored research amounts are recognized as revenue on a ratable basis, when the research underlying such payments has been performed or when the funds have otherwise been utilized, such as for the purchase of operating assets. Research and development expenses are charged to operations as incurred. Research and development expenses principally include, among other things, consulting fees and cost reimbursements to the University of Medicine and Dentistry of New Jersey ("UMDNJ"), testing of compounds under investigation, and salaries and benefits of employees engaged in research and development activities. Patent costs are expensed as incurred as research and development expenses.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
            And the Period From January 6, 1997 (Date of Incorporation)
                              to December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Equipment

Office and laboratory equipment are carried at cost less accumulated depreciation, which is computed on a straight-line basis over their estimated useful lives, generally 5 years. Accelerated depreciation methods are utilized for income tax purposes.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of Estimates in Financial Statements

The preparation of the accompanying financial statements conforms with accounting principles generally accepted in the United States of America and requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Impairment of Assets

The Company periodically reviews long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets in measuring whether the assets to be held and used will be realizable. In the event of an impairment, the Company would discount the future cash flows using its then estimated incremental borrowing rate to estimate the amount of the impairment.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
            And the Period From January 6, 1997 (Date of Incorporation)
                              to December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Concentration of Credit Risk

The Company derived substantially all of its working capital from the sale of Preferred Stock. BDS historically derived its working capital from research and development arrangements.

Stock Based Compensation

The Company follows SFAS No. 123, Accounting for Stock-Based Compensation (SFAS
123), which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to continue to account for its employee stock compensation plans under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. No options or warrants have been granted by the Company through December 31, 2000.

Redeemable Common Stock

Redeemable Common Stock represents the Company's obligation to re-purchase 1,470,000 shares of BDS permanent discount restricted stock at the option of the holder. The Company accounts for its ten-year re-purchase obligation (through 2009) using variable plan accounting; however, through December 31, 2000 the value of the stock is lower than the initial redemption value. Under the terms of the redemption agreement, holders may require the Company to repurchase, at the then fair value, the permanent discount common stock beginning in 2004 or upon an employee's termination, whichever is earlier. Accordingly, no compensation expense has been recognized related to Redeemable Common Stock.

New accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the Company's fourth quarter. The implementation of SAB 101 did not have an impact on the Company's operating results.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
            And the Period From January 6, 1997 (Date of Incorporation)
                              to December 31, 2000


NOTE 3 - BUSINESS COMBINATION

On October 10, 2000, BDSI acquired 210,006 shares of newly issued BDS Series A Convertible Preferred Stock representing approximately 80% of the voting rights of BDS in exchange for cash and notes payable to BDS of $1,000,000 and $14,000,000, respectively. Since its inception in 1995, BDS has been principally engaged in developing a cochleate based drug delivery platform. The business combination was accounted for as a purchase and the operations of BDS are included in the consolidated financial statements since October 10, 2000. The shares of Series A Preferred are convertible into BDS Common Stock on a 50-for-1 basis, subject to customary anti-dilution adjustments. Dividends accrue on the Series A Preferred at the rate of 8% per annum. In the event of liquidation, dissolution, or winding up of BDS, the Series A Preferred Stockholders will be entitled to receive, in preference to Common Stockholders of BDS, an amount per share equal to the original purchase price plus any accrued dividends per share. The Series A Preferred Stock is convertible at the option of the preferred stockholders, but it will automatically convert at the earlier of the initial public offering of BDS's common stock, or September 2005. The BDS Preferred Stock is eliminated in consolidation. BDSI and BDS have amended the payment terms of the $14.0 million notes to defer the commencement of payments to August 1, 2001. The first scheduled payment under the notes was otherwise required on January 1, 2001.

In conjunction with the business combination, net cash of $380,465 was acquired as follows:


   Cash acquired                                                                    $ 380,465
   Fair value of non-cash assets acquired                                             394,491
                                                                                      -------

   Liabilities assumed, including minority interests of $102,473                    $(774,956)
                                                                                     ========

The following unaudited pro forma summary combines the historical results of operations of BDSI with the historical operations of BDS as if the acquisition had occurred at the beginning of the respective periods. This pro forma summary does not necessarily reflect the results of operations as they would have been if BDSI and BDS operated as a single entity during such periods.


           Year ended December 31,                                        2000              1999
           -------------------------------------                         ------          ----------
           Sponsored research revenues                                  $ 670,001        $1,565,000
           Net income (loss)                                            $(878,735)       $   92,493
           Net income (loss) per share - basic                          $   (0.06)       $     0.01
           Net income (loss) per share - diluted                        $   (0.06)       $     0.01

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
            And the Period From January 6, 1997 (Date of Incorporation)
                              to December 31, 2000


NOTE 4 - RESEARCH AND DEVELOPMENT ARRANGEMENTS

Upon its formation, BDS originally secured license rights from two universities that have exclusive rights to certain technology. In exchange for these rights, BDS issued shares of common stock with anti-dilution provisions and agreed to make future royalty payments to the universities upon a) the licensing of rights to sub-licensees (up to 25% of fees); b) sales by sub-licensees (25% of BDS proceeds); or c) BDS sales (3% of revenue). BDS has also entered into various collaborative research arrangements with third parties, whereby the third parties ultimately obtain licensing rights for new inventions/patents arising from the associated research. These agreements generally provide for joint ownership of the patent rights developed from collaborative efforts. The parties also agree to later negotiate a reasonable royalty arrangement upon commercialization of any such product developed under the collaborative efforts.

BDS has entered into a research agreement with UMDNJ. For the period from the acquisition of BDS by BDSI through December 31, 2000, BDS incurred costs of $78,081 to UMDNJ under the terms of the research agreement. At December 31, 2000, BDS owed UMDNJ $415,584 under this agreement, which is included in due to related parties. The research agreement provides for the procurement of supplies, rent, certain payroll costs, and other expenses associated with research performed under the research agreement.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

During May 2001, the Company entered into a settlement agreement with a former consultant and certain shareholders related to the consultant (together, the Plaintiffs). Under the terms of the settlement agreement, the Company agreed to pay $150,000 in cash and $125,000 in a note payable to the Plaintiffs. The $125,000 note is payable in monthly installments through June 2002 and bears interest at 9%. The Company also agreed to re-purchase all of the common stock owned by the Plaintiffs for cash of $200,000 and a note payable of $300,000. The $300,000 note is payable monthly through June 2004 and bears interest at 9%. The notes are secured by all of BDS's tangible and intangible assets, including license agreements. The Company has accrued approximately $300,000 relating to this litigation at December 31, 2000.

Operating Leases

BDS leases a facility from UMDNJ under an operating lease. Lease expense for the period ended December 31, 2000 was approximately $10,000. While BDS intends to continue leasing this facility, there are no future minimum commitments on operating leases at December 31, 2000.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
            And the Period From January 6, 1997 (Date of Incorporation)
                              to December 31, 2000


NOTE 5 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Capital Leases

The Company leases certain equipment under a capital lease. Future minimum lease payments remaining on this capital lease are as follows.

         2001                                                 $ 14,713
         2002                                                   14,713
         2003                                                   14,713
         2004                                                    8,582
         2005                                                       --
         Less amount representing interest                     (13,042)
                                                               -------

                                                              $ 39,679
                                                              ========

Fair Value of Financial Instruments

At December 31, 2000, the carrying amount of cash, accounts payable, accrued expenses, capital lease obligations and notes payable approximate fair value based either on the short term nature of the instruments or on the related interest rate approximating the current market rate.


NOTE 6 - PREFERRED STOCK

During 2000, the Company issued 2,020,000 shares of Preferred Stock for $1,010,000. The Preferred Stock is convertible to Common Stock on a one-for-one basis, is non-redeemable, and does not pay dividends.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
            And the Period From January 6, 1997 (Date of Incorporation)
                              to December 31, 2000


NOTE 7 -EQUIPMENT

Equipment consists of the following:


                                                                   December 31,
                                                          ---------------------------
                                                             2000               1999
                                                          ---------             -----

Office and laboratory equipment                           $ 236,466             $  --
Leased equipment                                             39,679                --
                                                          ---------             -----
                                                            276,145                --
Less accumulated depreciation and amortization              (22,755)               --
                                                          ---------             -----

Net equipment                                             $ 253,390             $  --
                                                          =========             =====

Depreciation and amortization expense related to equipment for the period ended December 31, 2000 was $22,755.


NOTE 8 - INCOME TAXES

The Company has no income tax expense or benefit for all periods presented as the Company has incurred net operating losses since inception and has recognized valuation allowances for all deferred tax assets.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate for the year ended December 31, is as follows:


                                               2000               1999
                                              ------             ------

Federal statutory income tax rate              34.00%             34.00%
State taxes, net of federal benefit             4.95               4.95
Valuation allowance                           (38.95)            (38.95)
                                              ------             ------

                                                  --%                --%
                                              ======             ======

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
            And the Period From January 6, 1997 (Date of Incorporation)
                              to December 31, 2000


NOTE 8 - INCOME TAXES - CONTINUED

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:


                                               2000                1999
                                             ---------             -----

Deferred tax assets (liabilities)
  Depreciation                               $ (36,831)            $  --
  Accrued liabilities                          128,375                --
  Net operating loss carryforward              213,504                --
                                             ---------             -----
                                               305,048                --
Less valuation allowance                      (305,048)               --
                                             ---------             -----

Net deferred tax                             $      --             $  --
                                             =========             =====

The Company has a Federal net operating loss carryforward of $629,484, which expires beginning in 2020 and a State net operating loss carryforward of $857,214, which expires beginning in 2007.


NOTE 9 - NET LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income per share computations. The 15,350,000 shares of common stock outstanding reflect, for all periods, the recapitalization of the Company in 2000. This recapitalization included the cancellation of certain shares and the issuance of 15,000,000 shares for nominal consideration to founding members of management during 2000.


                                                                      Year Ended December 31,
                                                               -------------------------------------
                                                                   2000                     1999
                                                               ------------             ------------

Net loss - (numerator)                                         $   (672,731)            $        (18)
                                                               ============             ============

Basic:
  Weighted average shares outstanding (denominator)              15,350,000               15,350,000
                                                               ============             ============
  Net loss per common share - basic                            $      (0.04)            $      (0.00)
                                                               ============             ============

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
            And the Period From January 6, 1997 (Date of Incorporation)
                              to December 31, 2000


NOTE 9 - NET LOSS PER COMMON SHARE - CONTINUED


                                                                   Year Ended December 31,
                                                             ----------------------------------
                                                                2000                    1999
                                                             ----------              ----------

Diluted:
  Weighted average shares outstanding                        15,350,000              15,350,000
  Effect of dilutive options                                         --                      --
                                                             ----------              ----------

  Adjusted weighted average shares (denominator)             15,350,000              15,350,000
                                                            ===========             ===========
  Net loss per common share - diluted                       $     (0.04)            $     (0.00)
                                                            ===========             ===========

The effects of Preferred Stock have been excluded from Common Stock equivalents because their effect would be anti-dilutive.


NOTE 10 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2000, the Company sold 200,000 shares of Preferred Stock to a relative of a principal shareholder for $100,000. The terms of the Preferred Stock sold to this related party were equal to those for Preferred Stock sold to unrelated parties.

Subsequent to December 31, 2000, the Company entered into sublicense agreements with three related parties. Those parties agreed to remit to the Company 30% of net profits arising from the commercialization of technology licensed by the Company.