Form 10QSB
period 2001-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2001-08-20
CIK 1103021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                  ------------    --------------

                         Commission file number 0-28931

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.


           (Name of small business issuer as specified in its charter)

         INDIANA                                            35-2089858
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


     The Issuer had 17,000,000 shares of common stock issued and outstanding as of August 16, 2001.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX

PART I.  FINANCIAL INFORMATION                                                              PAGE
Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
      December 31, 2000...................................................................    2

    Condensed Consolidated Statements of Operations for the Three Months Ended
       March 31, 2001 and 2000 and the period January 6, 1997
       (date of incorporation) to March 31, 2001 (unaudited)..............................    3

    Condensed Consolidated Statement of Stockholders' Equity for the Three
       Months Ended March 31, 2001 and the period January 6, 1997
       (date of incorporation) to March 31, 2001 (unaudited)..............................    4

    Condensed Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 2001 and 2000 and the period January 6, 1997
       (date of incorporation) to March 31, 2001 (unaudited)..............................    5

    Notes to Condensed Consolidated Financial Statements (unaudited)......................    6

Item 2.  Management's Discussion and Analysis or Plan of Operations.......................    8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................   10

Item 2.  Changes in Securities and Use of Proceeds........................................   10

Item 6.  Exhibits and Reports on Form 8-K.................................................   10


Signatures................................................................................   11

PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,        December 31,
                                                                                    2001               2000
                                                                                 -----------       -----------
                                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   591,115       $   950,939
  Prepaid expenses and other assets                                                   58,404            54,481
                                                                                 -----------       -----------
     Total current assets                                                            649,519         1,005,420

EQUIPMENT, net                                                                       230,425           253,390
OTHER ASSETS                                                                          29,424            30,124
                                                                                 -----------       -----------
     Total Assets                                                                $   909,368       $ 1,288,934
                                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                       $   327,174       $   394,020
  Due to related parties                                                             499,584           515,584
  Current portion of capital lease payable                                             9,609            11,307
                                                                                 -----------       -----------
     Total current liabilities                                                       836,367           920,911

CAPITAL LEASE PAYABLE                                                                 25,821            28,372
COMMITMENTS AND CONTINGENCIES                                                             --                --
REDEEMABLE COMMON STOCK, net of notes receivable of
  approximately $321,000                                                               2,346             2,346

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,020,000
    shares outstanding                                                                 2,020             2,020
  Common stock, $.001 par value, 80,000,000 shares authorized, 15,550,000
    shares issued and outstanding                                                     15,550            15,350
  Additional paid-in capital                                                       1,092,541           992,741
  Deficit accumulated during development stage                                    (1,065,277)         (672,806)
                                                                                 -----------       -----------
     Total stockholders' equity                                                       44,834           337,305
                                                                                 -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   909,368       $ 1,288,934
                                                                                 ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 MARCH 31, 2001

                                                                                          Period From
                                                                                        January 6, 1997
                                                          Three Months Ended               (Date of
                                                               March 31,                 Incorporation)
                                                    -------------------------------       to March 31,
                                                       2001               2000               2001
                                                    ------------       ------------     ---------------
Sponsored research revenues                                   --                 --       $    56,000

Expenses:
  Research and development                               331,483                 --           644,219
  General and administrative                              74,394                  5           614,708
                                                    ------------       ------------       -----------

          Total expenses                                 405,877                  5         1,258,927

Interest income, net                                      13,406                 --            35,178
                                                    ------------       ------------       -----------

Loss before income taxes and minority interest          (392,471)                (5)       (1,167,749)

Income tax                                                    --                 --                --
                                                    ------------       ------------       -----------

Loss before minority interest                           (392,471)                (5)       (1,167,749)

Minority interest in net loss of subsidiary                   --                 --           102,472
                                                    ------------       ------------       -----------

Net loss                                            $   (392,471)      $         (5)      $(1,065,277)
                                                    ============       ============       ===========

Net loss per common share:
  Basic and diluted                                 $      (0.03)      $      (0.00)
                                                    ============       ============

Weighted average common stock shares
  outstanding - basic and diluted                     15,374,444         15,350,000
                                                    ============       ============


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Deficit
                                                                                                       Accumulated        Total
                                          Preferred  Stock          Common Stock        Additional       During        Stockholders'
                                        -------------------    ---------------------     Paid-In       Development       Equity
                                          Shares     Amount      Shares      Amount      Capital          Stage         (Deficit)
                                        ---------    ------    ----------    -------    ----------     -----------     -----------
BALANCE, January 6, 1997
  (date of incorporation)
Shares issued to founders                      --    $   --       349,996    $   350    $     (239)    $        --     $      111
Net loss                                       --        --            --         --            --             (57)           (57)
                                        ---------    ------    ----------    -------    ----------     -----------     ----------
BALANCE, DECEMBER 31, 1998                     --        --       349,996        350          (239)            (57)            54
Shares issued for services                     --        --             4         --            --              --             --
Net loss                                       --        --            --         --            --             (18)           (18)
                                        ---------    ------    ----------    -------    ----------     -----------     ----------
BALANCE, DECEMBER 31, 1999                     --        --       350,000        350          (239)            (75)            36
Shares issued to founders                      --        --    15,000,000     15,000       (15,000)             --             --
Preferred stock issued for cash         2,020,000     2,020            --         --     1,007,980              --      1,010,000
Net loss                                       --        --            --         --            --        (672,731)      (672,731)
                                        ---------    ------    ----------    -------    ----------     -----------     ----------
BALANCE, DECEMBER 31, 2000              2,020,000     2,020    15,350,000     15,350       992,741        (672,806)       337,305
Shares issuable for cash (unaudited)           --        --       200,000        200        99,800              --        100,000
Net loss (unaudited)                           --        --            --         --            --        (392,471)      (392,471)
                                        ---------    ------    ----------    -------    ----------     -----------     ----------

BALANCE, MARCH 31, 2001 (unaudited)     2,020,000    $2,020    15,550,000    $15,550    $1,092,541     $(1,065,277)    $   44,834
                                        =========    ======    ==========    =======    ==========     ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 MARCH 31, 2001

                                                                                             Period From
                                                                                           January 6, 1997
                                                                 Three Months Ended           (Date of
                                                                     March 31              Incorporation)
                                                              -----------------------        to March 31,
                                                                2001            2000             2001
                                                              -----------      ------      ---------------

OPERATING ACTIVITIES:
  Net loss                                                    $ (392,471)      $  (5)      $(1,065,277)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                               23,665           5            47,174
      Loss applicable to minority interest                            --          --          (102,472)
      Deferred revenue                                                --          --           (56,000)
      Changes in assets and liabilities:
        Prepaid expenses and other assets                         (3,923)         --            29,175
        Accounts payable and accrued liabilities                 (66,846)         --           240,218
        Due to related parties                                   (16,000)         --           162,081
                                                              ----------       -----       -----------

               Net cash used in operating activities            (455,575)         --          (745,101)

INVESTING ACTIVITIES:
  Net cash received with business combination                         --          --           380,465
                                                              ----------       -----       -----------

               Net cash provided by investing activities              --          --           380,465

FINANCING ACTIVITIES:
  Issuance of Preferred Stock                                         --          --           910,000
  Issuance of Common Stock                                       100,000          --           200,000
  Payment on capital lease payable                                (4,249)         --            (4,249)
  Payment on notes payable                                            --          --          (150,000)
                                                              ----------       -----       -----------


               Net cash provided by financing activities          95,751          --           955,751

NET CHANGE IN CASH                                              (359,824)         --           591,115

CASH AT BEGINNING OF PERIOD                                      950,939          --                --
                                                              ----------       -----       -----------

CASH AT END OF PERIOD                                         $  591,115       $  --       $   591,115
                                                              ==========       =====       ===========


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               MARCH 31, 2001 AND THE PERIOD FROM JANUARY 6, 1997
                    (DATE OF INCORPORATION) TO MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheets of BioDelivery Sciences International, Inc. and its subsidiary (collectively "the Company") as of March 31, 2001, and the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001, and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000, has been derived from the Company's audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-KSB filed with the SEC on August 15, 2001 ("2000 Annual Report").

The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2001; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.


NOTE 3 - NET LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income per share computations. The shares of common stock outstanding reflect, for all periods, the recapitalization of the Company in 2000. This recapitalization included the cancellation of all but 350,000 shares and the issuance of 15,000,000 shares for nominal consideration to founding members of management during 2000.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               MARCH 31, 2001 AND THE PERIOD FROM JANUARY 6, 1997
                    (DATE OF INCORPORATION) TO MARCH 31, 2001


NOTE 3 - NET LOSS PER COMMON SHARE - CONTINUED

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                                2001                2000
                                                                           -------------       -------------
         Net loss - (numerator)                                            $    (392,471)      $          (5)
                                                                           =============       =============

         Basic:
           Weighted average shares outstanding (denominator)                  15,374,444          15,300,000
                                                                           =============       =============
           Net loss per common share - basic                               $       (0.03)      $       (0.00)
                                                                           =============       =============
         Diluted:
           Weighted average shares outstanding                                15,374,444          15,350,000
           Effect of dilutive securities                                              --                  --
                                                                           -------------       -------------

           Adjusted weighted average shares (denominator)                     15,374,444          15,350,000
                                                                           =============       =============
           Net loss per common share - diluted                             $       (0.03)      $       (0.00)
                                                                           =============       =============

The effects of Preferred Stock have been excluded from Common Stock equivalents because their effect would be anti-dilutive.

NOTE 4 - SUBSEQUENT EVENTS

During the three month period ended June 30, 2001, the Company agreed to issue 500,000 shares of common stock in consideration for payment in full of its approximate $500,000 payable to the University of Medicine and Dentistry of New Jersey (UMDNJ). The amount payable to UMDNJ was accumulated over time under a research agreement.

During July 2001, the Company agreed to exchange 1.33 shares of common stock for each share of BDS outstanding, including redeemable common stock. As a result, the Company expects to avoid any future obligations under the BDS redeemable common stock redemption provisions that otherwise may have required the use of working capital.

During 1999, a complaint was filed in the United States Federal Court, District of New Jersey, against BDS and certain members of BDS management. The complaint was filed by a shareholder/former consultant and related parties. During May, 2001, the Company entered into a settlement agreement with the plaintiffs and agreed to pay $275,000; $150,000 in cash and $125,000 in the form of notes payable to the plaintiffs. BSDI also agreed to repurchase common stock of BDS owned by the plaintiffs for $200,000 in cash and $300,000 in notes payable.
The transaction was recorded as settlement expense of approximately $384,000, and goodwill was recorded of approximately $116,000.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

The Company is a development-stage company and we expect to continue to perform research and development activities in furtherance of our business strategy and product development.

During the three-month period ended March 31, 2001, the Company reported no sponsored research revenues, as the Company had previously utilized all prior research funding. Research and development expenses of approximately $331,000 were incurred during the three-month period ended March 31, 2001. No research and development expenses were incurred in the comparable period in the prior year, as the acquisition of BioDelivery Sciences, Inc. (BDS) did not occur until October 10, 2000. These costs are principally comprised of salaries and related costs, rent, collaborative research costs, insurance and laboratory equipment depreciation. General and administrative expenses of approximately $74,000 were incurred in the three-month period ended March 31, 2001. No significant general and administrative expenses were incurred in the comparable prior year period because BDS was not yet acquired. These costs are principally comprised of legal and professional fees and other miscellaneous costs.

The funding for the Company's research and development efforts, including those of BDS prior to its acquisition, as well as other costs of operations, have been funded primarily from collaborative research agreements and funded research agreements with third parties, including pharmaceutical companies. To a lesser extent, the funding has also historically been provided by grants from public service entities. Additionally, the Company raised $1.0 million of capital from the sale of equity securities during the fourth quarter of 2000 and, subsequent to December 31, 2000, the Company has raised additional capital from the sale of equity securities totaling $675,000 (including $100,000 prior to March 31, 2001). In 2001, the National Institute of Health awarded the Company a Small Business Innovation Research Grant (SBIR), which will be utilized in the Company's research and development efforts. The Company expects to receive up to $3.0 million from this grant, but is not yet assured of this funding level.

Management expects to raise additional capital from the sale of equity securities during 2001, which will be used to fund various phases of clinical trials during the next twelve months and beyond. The planned research will focus on the Company's core Bioral cochleate drug delivery platform and will be principally focused on a limited number of applications, especially over the next twelve months, including Bioral cochleate solutions for the delivery of Amphotericin B.

During the three month period ended June 30, 2001, the Company agreed to issue 500,000 shares of common stock in consideration for payment in full of its approximate $500,000 payable to the University of Medicine and Dentistry of New Jersey (UMDNJ). The amount payable to UMDNJ was accumulated over time under a research agreement.

During July 2001, the Company agreed to exchange 1.33 shares of common stock for each share of BDS outstanding, including redeemable common stock. As a result, the Company expects to avoid any future obligations under the BDS redeemable common stock redemption provisions that otherwise may have required the use of working capital.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


PLAN OF OPERATIONS (CONTINUED)

While the company believes further application of the cochleate technology to other generic drugs and nutriceuticals will result in license agreements with manufacturers of generic and over-the-counter drugs, as well as the more common nutriceutical applications, the plan of operations in the next twelve months is focused on the further development of the Bioral cochleate technology itself and its use in a limited number of applications, and not on the marketing, production or sale of FDA approved products.

The Company believes it has or will have access to adequate financial resources to further the development of the Bioral cochleate delivery technology with respect to certain drugs over the next twelve months. A substantial portion of the research and development costs, as well as other operational costs, is variable in nature. As such, the Company expects to tailor its research efforts in relation to the available funding. BDS, prior to its acquisition, achieved various levels of research and development that were driven by the available financing sources since its incorporation in 1995. The company does not currently intend to significantly change the number of its employees or the amount of capital assets, such as lab equipment, to attain its objectives over the next twelve months. However, if the Company attains its financing goals, additional scientists and executive personnel may be employed. While a substantial portion of operating costs are variable, the inability to maintain substantially all of the current employees could materially affect the timing of or ultimate prospects of the Company's efforts to achieve Phase III clinical testing for applications of the Bioral cochleate technology or the Products.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2001; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

During 1999, a complaint was filed in the United States Federal Court, District of New Jersey, against BDS and certain members of BDS management. The complaint was filed by a shareholder/former consultant and related parties. During May, 2001, the Company entered into a settlement agreement with the plaintiffs and agreed to pay $275,000; $150,000 in cash and $125,000 in the form of notes payable to the plaintiffs. BDSI also agreed to repurchase common stock of BDS owned by the plaintiffs for $200,000 in cash and $300,000 in notes payable.
The transaction was recorded as settlement expense of approximately $384,000, and goodwill was recorded of approximately $116,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2001, the Company issued 200,000 shares of common stock for $100,000 and expects to use the proceeds to fund operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1       Merger Agreement with Bio Delivery Sciences, Inc., dated July 20, 2001
       10.2       Settlement Agreement and Stock Purchase Agreement with Irving Berstein, et al.
       10.3       Employment Agreement with Christopher Chapman
       10.4       Employment Agreement with James A. McNulty
       10.5       Research Agreement with the University of Medicine and Dentistry of New Jersey

(b)    Reports on Form 8-K
         NONE

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                 (FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIODELIVERY SCIENCES INTERNATIONAL, INC.



Date:  August 20, 2001                /s/ James A. McNulty
                                      -----------------------------------------
                                      James A. McNulty, Chief Financial Officer
                                      (Principal Financial Officer)