Form 10QSB
period 2001-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2001-08-20
CIK 1103021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2001

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


                                      INDEX


PART I.  FINANCIAL INFORMATION                                                            PAGE

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheet as of June 30, 2001 (unaudited)
       and December 31, 2000.............................................................    2

    Condensed Consolidated Statements of Operations for the Three Months and Six
       Months Ended June 30, 2001 and 2000 and the period
       January 6, 1997 (date of incorporation) to June 30, 2001 (unaudited)..............    3

    Condensed Consolidated Statement of Stockholders' Equity for the Six Months
       Ended June 30, 2001 and the period January 6, 1997 (date of incorporation)
       to June 30, 2001 (unaudited)......................................................    4

    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 2001 and 2000 and the period January 6, 1997
       (date of incorporation) to June 30, 2001 (unaudited)..............................    5

    Notes to Condensed Consolidated Financial Statements (unaudited).....................    6

Item 2.  Management's Discussion and Analysis or Plan of Operations......................    8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................   10

Item 2.  Changes in Securities and Use of Proceeds.......................................   10

Item 6.  Exhibits and Reports on Form 8-K................................................   10


Signatures...............................................................................   11


PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS


                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,          December 31,
                                                                                       2001                2000
                                                                                   -----------         ------------
                                                                                   (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $   129,497         $   950,939
  Prepaid expenses and other assets                                                     78,800              54,481
                                                                                   -----------         -----------
     Total current assets                                                              208,297           1,005,420

EQUIPMENT, net                                                                         207,849             253,390
OTHER ASSETS                                                                           145,099              30,124
                                                                                   -----------         -----------
     Total Assets                                                                  $   561,245         $ 1,288,934
                                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                         $   169,979         $   394,020
  Due to related parties                                                                34,797             515,584
  Current portion of capital lease payable                                              10,008              11,307
  Current portion of notes payable                                                     189,456                  --
                                                                                   -----------         -----------
     Total current liabilities                                                         404,240             920,911

CAPITAL LEASE PAYABLE, less current portion                                             23,165              28,372
NOTES PAYABLE, less current portion                                                    200,846                  --
COMMITMENTS AND CONTINGENCIES                                                               --                  --
REDEEMABLE COMMON STOCK, net of notes receivable of
  approximately $321,000                                                                 2,346               2,346

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 20,000,000 shares authorized, 2,020,000
    shares outstanding                                                                   2,020               2,020
  Common stock, $.001 par value, 80,000,000 shares authorized, 16,850,000
    and 15,350,000 shares issued and outstanding, respectively                          16,850              15,350
  Additional paid-in capital                                                         1,990,824             992,741
  Deficit accumulated during development stage                                      (2,079,046)           (672,806)
                                                                                   -----------         -----------
     Total stockholders' equity (deficit)                                              (69,352)            337,305
                                                                                   -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $   561,245         $ 1,288,934
                                                                                   ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                  Period From
                                                                                                                January 6, 1997
                                            Three Months Ended                   Six Months Ended                  (Date of
                                                 June 30,                            June 30,                    Incorporation)
                                      -------------------------------       -------------------------------       to June 30,
                                          2001              2000               2001                2000               2001
                                      ------------       ------------       ------------       ------------     ---------------
Sponsored research revenues           $     27,785       $         --       $     27,785       $         --       $    83,785

Expenses:
  Research and development                 422,690                 --            754,173                 --         1,066,909
  General and administrative               621,018                  5            695,412                 10         1,235,726
                                      ------------       ------------       ------------       ------------       -----------

          Total expenses                 1,043,708                  5          1,449,585                 10         2,302,635

Interest income, net                         2,154                 --             15,560                 --            37,332
                                      ------------       ------------       ------------       ------------       -----------
Loss before income taxes and
  minority interest                     (1,013,769)                (5)        (1,406,240)               (10)       (2,181,518)

Income tax                                      --                 --                 --                 --                --
                                      ------------       ------------       ------------       ------------       -----------

Loss before minority interest           (1,013,769)                (5)        (1,406,240)               (10)       (2,181,518)

Minority interest in net loss of
  subsidiary                                    --                 --                 --                 --           102,472
                                      ------------       ------------       ------------       ------------       -----------

Net loss                              $ (1,013,769)      $         (5)      $ (1,406,240)      $        (10)      $(2,079,046)
                                      ============       ============       ============       ============       ===========
Net loss per common share:
  Basic and diluted                   $      (0.06)      $      (0.00)      $      (0.09)      $      (0.00)
                                      ============       ============       ============       ============
Weighted average common stock
  shares outstanding - basic and
  diluted                               16,384,066         15,350,000         15,882,044         15,350,000
                                      ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        Deficit
                                                                                                       Accumulated        Total
                                          Preferred  Stock          Common Stock        Additional       During        Stockholders'
                                        -------------------    ---------------------     Paid-In       Development       Equity
                                          Shares     Amount      Shares      Amount      Capital          Stage         (Deficit)
                                        ---------    ------    ----------    -------    ----------     -----------     -----------
BALANCE, January 6, 1997
  (date of incorporation)
Shares issued to founders                      --    $   --       349,996    $   350    $     (239)    $        --     $       111
Net loss                                       --        --            --         --            --             (57)            (57)
                                        ---------    ------    ----------    -------    ----------     -----------     -----------

BALANCE, DECEMBER 31, 1998                     --        --       349,996        350          (239)            (57)             54
Shares issued for services                     --        --             4         --            --              --              --
Net loss                                       --        --            --         --            --             (18)            (18)
                                        ---------    ------    ----------    -------    ----------     -----------     -----------

BALANCE, DECEMBER 31, 1999                     --        --       350,000        350          (239)            (75)             36
Shares issued to founders                      --        --    15,000,000     15,000       (15,000)             --              --
Preferred stock issued for cash         2,020,000     2,020            --         --     1,007,980              --       1,010,000
Net loss                                       --        --            --         --            --        (672,731)       (672,731)
                                        ---------    ------    ----------    -------    ----------     -----------     -----------


BALANCE, DECEMBER 31, 2000              2,020,000     2,020    15,350,000     15,350       992,741        (672,806)        337,305
Shares issuable for cash (unaudited)           --        --     1,000,000      1,000       499,000              --         500,000
Shares issuable for satisfaction
  of debt (unaudited)                          --        --       500,000        500       499,083              --         499,583
Net loss (unaudited)                           --        --            --         --            --      (1,406,240)     (1,406,240)
                                        ---------    ------    ----------    -------    ----------     -----------     -----------

BALANCE, JUNE 30, 2001 (unaudited)      2,020,000    $2,020    16,850,000    $16,850    $1,990,824     $(2,079,046)    $   (69,352)
                                        =========    ======    ==========    =======    ==========     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                  JUNE 30, 2001

                                                                                                       Period From
                                                                                                     January 6, 1997
                                                                          Six Months Ended               (Date of
                                                                              June 30,                Incorporation)
                                                                    --------------------------         to June 30,
                                                                        2001             2000             2001
                                                                    -----------         ------       ---------------
OPERATING ACTIVITIES:
  Net loss                                                          $(1,406,240)        $  (10)        $(2,079,046)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                      46,941             10              70,450
      Loss applicable to minority interest                                   --             --            (102,472)
      Deferred revenue                                                       --             --             (56,000)
      Litigation settlement                                             300,000             --             300,000
      Changes in assets and liabilities:
        Prepaid expenses and other assets                               (24,319)            --               8,779
        Accounts payable and accrued liabilities                        (99,041)            --             208,023
        Due to related parties                                           18,796             --             196,877
                                                                    -----------         ------         -----------

         Net cash used in operating activities                       (1,163,863)            --          (1,453,389)

INVESTING ACTIVITIES:
  Net cash received with business combination                                --             --             380,465
  Purchase of minority interest                                        (116,375)            --            (116,375)
                                                                    -----------         ------         -----------

         Net cash (used in) provided by investing activities           (116,375)            --             264,090

FINANCING ACTIVITIES:
  Issuance of Preferred Stock                                                --             --             910,000
  Issuance of Common Stock                                              500,000             --             600,000
  Payment on capital lease payable                                       (6,506)            --              (6,506)
  Payment on notes payable                                              (34,698)            --            (184,698)
                                                                    -----------         ------         -----------

         Net cash provided by financing activities                      458,796             --           1,318,796

NET CHANGE IN CASH                                                     (821,442)            --             129,497

CASH AT BEGINNING OF PERIOD                                             950,939             --                  --
                                                                    -----------         ------         -----------

CASH AT END OF PERIOD                                               $   129,497         $   --         $   129,497
                                                                    ===========         ======         ===========


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                JUNE 30, 2001 AND THE PERIOD FROM JANUARY 6, 1997
                    (DATE OF INCORPORATION) TO JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheets of BioDelivery Sciences International, Inc. and its subsidiary (collectively "the Company") as of June 30, 2001, and the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented, have been made. The condensed consolidated balance sheet at December 31, 2000, has been derived from the Company's audited consolidated financial statements at that date.

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

The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.


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

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                JUNE 30, 2001 AND THE PERIOD FROM JANUARY 6, 1997
                    (DATE OF INCORPORATION) TO JUNE 30, 2001

NOTE 3 - NET LOSS PER COMMON SHARE - CONTINUED

                                                     Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                ------------------------------       -------------------------------
                                                   2001                2000               2001               2000
                                                ------------       -----------       ------------       ------------
     Net loss - (numerator)                     $ (1,013,769)      $        (5)      $ (1,406,240)      $        (10)
                                                ============       ===========       ============       ============
     Basic:
       Weighted average shares outstanding
          (denominator)                           16,384,066        15,350,000         15,882,044         15,350,000
                                                ============       ===========       ============       ============
       Net loss per common share - basic        $      (0.06)      $     (0.00)      $      (0.09)      $      (0.00)
                                                ============       ===========       ============       ============
     Diluted:
       Weighted average shares outstanding        16,384,066        15,350,000         15,882,044         15,350,000
       Effect of dilutive securities                      --                --                 --                 --
                                                ------------       -----------       ------------       ------------
       Adjusted weighted average shares
          (denominator)                           16,384,066        15,350,000         15,882,044         15,350,000
                                                ============       ===========       ============       ============
       Net loss per common share - diluted      $      (0.06)      $     (0.00)      $      (0.09)      $      (0.00)
                                                ============       ===========       ============       ============


The effects of Preferred Stock have been excluded from Common Stock equivalents because their effect would be anti-dilutive.

NOTE 4 - COMMON STOCK

During the three month period ended June 30, 2001, the Company agreed to issue 500,000 shares of common stock in consideration for payment in full of its approximate $500,000 payable to the University of Medicine and Dentistry of New Jersey (UMDNJ). The amount payable to UMDNJ was accumulated over time under a research agreement.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - SUBSEQUENT EVENTS

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

During the six-month period ended June 30, 2001, the Company reported approximately $28,000 of sponsored research revenues. Research and development expenses of approximately $754,000 were incurred during the six-month period ended June 30, 2001. No research and development expenses were incurred in the comparable period in the prior year, as the acquisition of BioDelivery Sciences, Inc. (BDS) did not occur until October 10, 2000. These costs are principally comprised of salaries and related costs, rent, collaborative research costs, insurance and laboratory equipment depreciation. General and administrative expenses of approximately $621,000 were incurred in the six month period ended June 30, 2001. No significant general and administrative expenses were incurred in the comparable prior year period because BDS was not yet acquired. These costs are principally comprised of legal, including $380,000 recorded for the settlement of the Berstein litigation and professional fees and other miscellaneous costs.

The funding for the Company's research and development efforts, including those of BDS prior to its acquisition, as well as other costs of operations, have been funded primarily from collaborative research agreements and funded research agreements with third parties, including pharmaceutical companies. To a lesser extent, the funding has also historically been provided by grants from public service entities. Additionally, the Company raised $1.0 million of capital from the sale of equity securities during the fourth quarter of 2000 and, subsequent to December 31, 2000, the Company has raised additional capital from the sale of equity securities totaling $675,000 (including $500,000 prior to June 30, 2001). In 2001, the National Institute of Health awarded the Company a Small Business Innovation Research Grant (SBIR), which will be utilized in the Company's research and development efforts. The Company expects to receive up to $3.0 million from this grant, but is not yet assured of this funding level.

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

During the three-month period ended June 30, 2001, the Company agreed to issue 500,000 shares of common stock in consideration for payment in full of its approximate $500,000 payable to the University of Medicine and Dentistry of New Jersey (UMDNJ). The amount payable to UMDNJ was accumulated over time under a research agreement.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2001, the Company issued 800,000 shares of common stock for $400,000 and expects to use the proceeds to fund operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         * 10.1    Merger Agreement with Bio Delivery Sciences, Inc., dated July
                   20, 2001

         * 10.2    Settlement Agreement and Stock Purchase Agreement with Irving
                   Berstein, et al.

         * 10.3    Employment Agreement with Christopher Chapman

         * 10.4    Employment Agreement with James A. McNulty

         * 10.5    Research Agreement with the University of Medicine and
                   Dentistry of New Jersey

(b)      Reports on Form 8-K

         NONE


     (*) Incorporated by reference to exhibits of the Company's Registration Statement on Form 10-QSB for the quarter ended March 31, 2001 filed on August 20, 2001.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                 (FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIODELIVERY SCIENCES INTERNATIONAL, INC.



Date:  August 20, 2001               /s/ James A. McNulty
                                     -------------------------------------------
                                     James A. McNulty, Chief Financial Officer
                                     (Principal Financial Officer)