Form 10QSB
period 2001-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2001-11-14
CIK 1103021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                  Form 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 ------------     -------------


                         Commission file number 0-28931


                    BIODELIVERY SCIENCES INTERNATIONAL, INC.

           (Name of small business issuer as specified in its charter)

         INDIANA                                               35-2089858
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

                             ----------------------

                          COMMON STOCK. $.001 PAR VALUE

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [ ]


     The Issuer had 6,601,504 shares of common stock issued and outstanding as of November 12, 2001.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                                   FORM 10-QSB


                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                   PAGE

Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets as of September 30, 2001  (unaudited)
      and December 31, 2000........................................................................................2

    Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000 and the period
      January 6, 1997 (date of incorporation) to September 30, 2001 (unaudited)....................................3

    Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2001 and the period January 6, 1997 (date of incorporation)
      to September 30, 2001  (unaudited)...........................................................................4

    Condensed Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2001 and 2000 and the period January 6, 1997
       (date of incorporation) to September 30, 2001 (unaudited)...................................................5

    Notes to Condensed Consolidated Financial Statements (unaudited)...............................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation.................................................9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................13

Item 2.  Changes in Securities and Use of Proceeds................................................................13

Item 6.  Exhibits and Reports on Form 8-K.........................................................................13


Signatures........................................................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS


                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,       December 31,
                                                                                     2001                2000
                                                                                 -------------       ------------
                                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   126,924         $   950,939
  Prepaid expenses and other assets                                                   97,640              54,481
                                                                                 -----------         -----------
     Total current assets                                                            224,564           1,005,420

EQUIPMENT, net                                                                       185,272             253,390
OTHER ASSETS                                                                         191,490              30,124
                                                                                 -----------         -----------
     Total Assets                                                                $   601,326         $ 1,288,934
                                                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                       $   396,893         $   394,020
  Due to related parties                                                              84,554             515,584
  Line of credit                                                                      75,000                  --
  Current portion of capital lease payable                                            12,774              11,307
  Current portion of notes payable                                                   160,760                  --
                                                                                 -----------         -----------
     Total current liabilities                                                       729,981             920,911

CAPITAL LEASE PAYABLE, less current portion                                           20,399              28,372
NOTES PAYABLE, less current portion                                                  176,515                  --
COMMITMENTS AND CONTINGENCIES                                                             --                  --
REDEEMABLE COMMON STOCK, net of notes receivable of
  approximately $321,000                                                               2,346               2,346

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 759,398 shares issued and outstanding                                    759                 759
  Common stock, $.001 par value, 80,000,000 shares authorized, 6,601,504
    and 5,770,677 shares issued and outstanding, respectively                          6,602               5,771
  Additional paid-in capital                                                       2,307,334           1,003,581
  Deficit accumulated during development stage                                    (2,642,610)           (672,806)
                                                                                 -----------         -----------
     Total stockholders' equity (deficit)                                           (327,915)            337,305
                                                                                 -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $   601,326         $ 1,288,934
                                                                                 ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                                   Period From
                                                                                                                 January 6, 1997
                                                                                                                    (Date of
                                           Three Months Ended                       Nine Months Ended             Incorporation)
                                              September 30,                           September 30,               to September 30,
                                        2001               2000                2001                2000                2001
                                    -----------         -----------         -----------         -----------      -----------------
Sponsored research revenues         $     8,600         $        --         $    36,385         $        --         $    92,385

Expenses:
  Research and development              389,563                  --           1,143,736                  --           1,456,472
  General and administrative            174,568                   4             869,980                  14           1,410,294
                                    -----------         -----------         -----------         -----------         -----------

          Total expenses                564,131                   4           2,013,716                  14           2,866,766

Interest income (expense), net           (8,033)                 --               7,527                  --              29,299
                                    -----------         -----------         -----------         -----------         -----------

Loss before income taxes and
  minority interest                    (563,564)                 (4)         (1,969,804)                (14)         (2,745,082)

Income tax expense                           --                  --                  --                  --                  --
                                    -----------         -----------         -----------         -----------         -----------

Loss before minority interest          (563,564)                 (4)         (1,969,804)                (14)         (2,745,082)

Minority interest in net loss of
  subsidiary                                 --                  --                  --                  --             102,472
                                    -----------         -----------         -----------         -----------         -----------

Net loss                            $  (563,564)        $        (4)        $(1,969,804)        $       (14)        $(2,642,610)
                                    ===========         ===========         ===========         ===========         ===========


Net loss per common share:
  Basic and diluted                 $     (0.09)        $     (0.00)        $     (0.32)        $     (0.00)
                                    ===========         ===========         ===========         ===========

Weighted average common stock
  shares outstanding - basic and
  diluted                             6,507,233           5,770,677           6,151,505           5,770,677
                                    ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    Deficit
                                                                                                   Accumulated          Total
                                     Preferred Stock        Common Stock           Additional         During         Stockholders'
                                    -----------------    --------------------       Paid-In        Development          Equity
                                     Shares    Amount      Shares      Amount       Capital           Stage            (Deficit)
                                    -------    ------    ---------     ------     -----------      -----------      -----------
BALANCE, January 6, 1997
  (date of incorporation)
Shares issued to founders                --     $ --       131,577     $  132     $       (21)     $        --      $       111
Net loss                                 --       --            --         --              --              (57)             (57)
                                    -------     ----     ---------     ------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 1998               --       --       131,577        132             (21)             (57)              54
Shares issued for services               --       --             2         --              --               --               --
Net loss                                 --       --            --         --              --              (18)             (18)
                                    -------     ----     ---------     ------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 1999               --       --       131,579        132             (21)             (75)              36
Shares issued to founders                --       --     5,639,098      5,639          (5,639)              --               --
Preferred stock issued for cash     759,398      759            --         --       1,009,241               --        1,010,000
Net loss                                 --       --            --         --              --         (672,731)        (672,731)
                                    -------     ----     ---------     ------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 2000          759,398      759     5,770,677      5,771       1,003,581         (672,806)         337,305
Shares issued for
 cash (unaudited)                        --       --       605,263        605         804,395               --          805,000
Shares issued for
 satisfaction of debt
  (unaudited)                            --       --       225,564        226         499,358               --          499,584
Net loss (unaudited)                     --       --            --         --              --       (1,969,804)      (1,969,804)
                                    -------     ----     ---------     ------     -----------      -----------      -----------
BALANCE, SEPTEMBER 30, 2001
 (unaudited)                        759,398     $759     6,601,504     $6,602     $ 2,307,334      $(2,642,610)     $  (327,915)
                                    =======     ====     =========     ======     ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                                  Period From
                                                                                                                January 6, 1997
                                                                                Nine Months Ended                   (Date of
                                                                                    September 30,                Incorporation)
                                                                         ----------------------------------      to September 30,
                                                                              2001                2000                2001
                                                                         -------------        -------------      ----------------
OPERATING ACTIVITIES:
  Net loss                                                               $  (1,969,804)       $         (14)      $  (2,642,610)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                             73,127                   14              96,636
      Loss applicable to minority interest                                          --                   --            (102,472)
      Deferred revenue                                                              --                   --             (56,000)
      Litigation settlement                                                    300,000                   --             300,000
      Changes in assets and liabilities:
        Prepaid expenses and other assets                                      (93,159)                  --             (60,062)
        Accounts payable and accrued liabilities                               127,873                   --             434,938
        Due to related parties                                                  68,554                   --             246,635
                                                                         -------------        -------------       -------------
               Net cash used in operating activities                        (1,493,409)                  --          (1,782,935)

INVESTING ACTIVITIES:
  Net cash received with business combination                                       --                   --             380,465
  Purchase of minority interest                                               (116,375)                  --            (116,375)
                                                                         -------------        -------------       -------------
               Net cash (used in) provided by investing activities            (116,375)                  --             264,090

FINANCING ACTIVITIES:
  Issuance of Preferred Stock                                                       --                   --           1,010,000
  Issuance of Common Stock                                                     805,000                   --             805,000
  Proceeds from line of credit                                                  75,000                   --              75,000
  Payment on capital lease payable                                              (6,506)                  --              (6,506)
  Payment on notes payable                                                     (87,725)                  --            (237,725)
                                                                         -------------        -------------       -------------
               Net cash provided by financing activities                       785,769                   --           1,645,769

NET CHANGE IN CASH                                                            (824,015)                  --             126,924
CASH AT BEGINNING OF PERIOD                                                    950,939                   --                  --
                                                                         -------------        -------------       -------------

CASH AT END OF PERIOD                                                    $     126,924        $          --       $     126,924
                                                                         =============        =============       =============


NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Issuance of 225,564 shares of Common Stock for
      pay down of due to related party                                   $     499,584        $          --       $     499,584
                                                                         =============        =============       =============
    Litigation settled in part by issuance of a note payable             $     300,000        $          --       $     300,000
                                                                         =============        =============       =============




   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SEPTEMBER 30, 2001 AND THE PERIOD FROM JANUARY 6, 1997
                  (DATE OF INCORPORATION) TO SEPTEMBER 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheets of BioDelivery Sciences International, Inc. and its subsidiary (collectively "the Company") as of September 30, 2001, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented, have been made. The condensed consolidated balance sheet at December 31, 2000, has been derived from the Company's audited consolidated financial statements at that date.

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

The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.


NOTE 2 - PLAN OF OPERATIONS

Since inception, the Company has financed its operations principally from the sale of equity securities. Historically, the Company's subsidiary, financed its operations principally from funded research arrangements. The Company has not generated revenue from the sale of any product or from any licensing arrangement since inception. The Company intends on financing its research and development efforts and its working capital needs from existing and new sources of financing. For instance, the Company was granted approximately $2.6 million from the National Institutes of Health to fund specific research efforts conducted by the Company. The Company has also recently filed Form SB-2 and expects to offer for sale up to 2,300,000 units, each consisting of one share of common stock and two warrants, each to purchase an additional share of common stock. The expected offering price for each unit is between $5.00 and $9.00 per unit. There can be no assurance that the offering will result in the sale of any such securities. The Company expects to raise additional funding from traditional financing sources, including term notes from unrelated parties or advances from related parties. While there can be no assurance that such sources will provide adequate funding for the Company's operations, management believes such sources will be available to the Company.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SEPTEMBER 30, 2001 AND THE PERIOD FROM JANUARY 6, 1997
                  (DATE OF INCORPORATION) TO SEPTEMBER 30, 2001



NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these new standards will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.


NOTE 4 - NET LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income per share computations. The shares of common stock outstanding reflect, for all periods, the recapitalization of the Company in 2000 and the impact of the 1 for 2.66 share reverse stock split approved by the stockholders in October 2001. The recapitalization included the cancellation of all but 131,579 shares and the issuance of 5,639,098 shares for nominal consideration to founding members of management during 2000.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SEPTEMBER 30, 2001 AND THE PERIOD FROM JANUARY 6, 1997
                  (DATE OF INCORPORATION) TO SEPTEMBER 30, 2001


NOTE 4 - NET LOSS PER COMMON SHARE - CONTINUED

                                                    Three Months Ended                        Nine Months Ended
                                                       September 30,                             September 30,
                                            ----------------------------------        ----------------------------------
                                                2001                 2000                 2001                 2000
                                            -------------        -------------        -------------        -------------
Net loss - (numerator)                      $    (563,564)       $          (4)       $  (1,969,804)       $         (14)
                                            =============        =============        =============        =============
Basic:
  Weighted average shares outstanding
     (denominator)                              6,507,233            5,770,677            6,151,505            5,770,677
                                            =============        =============        =============        =============
  Net loss per common share - basic         $       (0.09)       $       (0.00)       $       (0.32)       $       (0.00)
                                            =============        =============        =============        =============


Diluted:
  Weighted average shares outstanding           6,507,233            5,770,677            6,151,505            5,770,677
  Effect of dilutive securities                        --                   --                   --                   --
                                            -------------        -------------        -------------        -------------

  Adjusted weighted average shares
     (denominator)                              6,507,233            5,770,677            6,151,505            5,770,677
                                            =============        =============        =============        =============
  Net loss per common share - diluted       $       (0.09)       $       (0.00)       $       (0.32)       $       (0.00)
                                            =============        =============        =============        =============


The effects of Preferred Stock have been excluded from Common Stock equivalents because their effect would be anti-dilutive.

NOTE 5 - COMMON STOCK

During the three month period ended June 30, 2001, the Company agreed to issue 600,000 shares of common stock in consideration for payment in full of its approximate $500,000 payable to the University of Medicine and Dentistry of New Jersey (UMDNJ). The amount payable to UMDNJ was accumulated over time under a research agreement.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During May 2001, the Company entered into a settlement agreement with a former consultant and certain shareholders related to the consultant (together, the Plaintiffs). Under the terms of the settlement, the Company agreed to pay $150,000 in cash and $125,000 in a note payable to the Plaintiffs. The $125,000 note is payable in monthly installments through June 2002 and bears interest at 9%. The Company also agreed to repurchase all of the common stock owned by the Plaintiffs for cash of $200,000 and a note payable of $300,000. The $300,000 note is payable monthly through June 2004 and bears interest at 9%. The notes are secured by all of BDS's tangible and intangible assets, including license agreements. The transaction was recorded as settlement expense of approximately $380,000, and goodwill was recorded of approximately $116,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 2001, the Company entered into a research agreement with a related party and received a $35,000 advance payment of future royalties. The funds are recorded as due to related parties.

During the three month period ended September 30, 2001, the Company secured a $250,000 revolving line of credit from a financial institution. The line of credit is guaranteed by a principal shareholder and bears interest of 9%. As of September 30, 2001, $175,000 was available under the line of credit.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SEPTEMBER 30, 2001 AND THE PERIOD FROM JANUARY 6, 1997
                  (DATE OF INCORPORATION) TO SEPTEMBER 30, 2001


NOTE 8 - SUBSEQUENT EVENTS

In October 2001, the Company approved a one for 2.66 reverse stock split. The financial statements have been restated to reflect the reverse stock split.

In October 2001, the Company entered into a merger agreement, which requires an exchange of 1.33 shares of identical common stock for each share of BDS common stock outstanding, including redeemable common stock (the Merger). Assuming the Merger occurs, the $14,000,000 note payable from BDSI to BDS and the BDS Series A Preferred Stock will be canceled.

In October 2001, the preferred shareholders decided to convert the 759,398 shares of preferred stock to 759,398 shares of common stock.

In October 2001, the Company approved a stock option plan, which covers a total of 939,850 shares of common stock and granted options (and warrants) to purchase 788,489 shares of its common stock at a weighted average exercise price of $1.84 per share. Options may be awarded during the ten-year term of the 2001 stock option plan to Company employees, directors, consultants and other affiliates.

In November 2001, the Company filed Form SB-2 with the Securities and
Exchange Commission. The proposed public offering consists of up to 2,300,000 Units, each comprised of one share of common stock, one redeemable Class A common stock purchase warrant and one redeemable Class B common stock purchase warrant.

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

Our operations include the results of operations of BioDelivery Sciences, Inc., which we refer to as BDS. BDS was incorporated in Delaware in March 1995. Effective October 10, 2000, we acquired Series A Preferred Stock of BDS for an aggregate purchase price of $15,000,000, consisting of $1,000,000 in cash and a note of $14,000,000. Through the purchase of the Series A Preferred Stock, we acquired 84.8% of the voting rights of BDS. Prior to our acquisition of our interest in BDS, we had no operations. All of the science related to our drug delivery technology has been developed through BDS and its relationship with the University of Medicine and Dentistry of New Jersey and Albany Medical College.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

SPONSORED RESEARCH REVENUE. During the nine-month period ended September 30, 2001, we reported approximately $36,000 of sponsored research revenues. With the exception of grants by the National Institutes of Health and funding provided to us through various collaborative agreements, we have not derived any revenues from our operations, technologies or products.

RESEARCH AND DEVELOPMENT. Research and development expenses of approximately $1.1 million were incurred during the nine-month period ended September 30, 2001. No research and development expenses were incurred in the comparable period in the prior year, since our acquisition of a controlling interest in of BioDelivery Sciences, Inc. did not occur until October 10, 2000. Research and development expenses generally include: salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation, a portion of overhead operating expenses and other costs directly related to the development and application of the Bioral cochleate drug delivery technology.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses of approximately $870,000 were incurred in the nine-month period ended September 30, 2001. No significant general and administrative expenses and professional fees and other costs were incurred in the comparable prior year period. These expenses are principally comprised of legal and settlement costs of approximately $380,000 associated with a claim settled in 2001, as well as other legal and professional fees and other costs including office supplies, conferences, travel costs, salaries, website update and development, and other business development costs.

INTEREST INCOME. Interest income of $7,500 for the period ended September 30, 2001 was earned principally from invested cash and from notes receivable from employees offset by interest expense on the notes and capital leases payable. No interest income was earned in the comparable prior year period since our acquisition of a controlling interest in BioDelivery Sciences, Inc. had not yet occurred.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


INCOME TAXES. While net operating losses were generated during the nine month period ended September 30, 2001, we did not recognize any benefit associated with these losses, as all related deferred tax assets have been fully reserved for. Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance and our reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily from the sale of our convertible preferred stock and common stock. From inception through September 30, 2001, we raised approximately $1.8 million, net of issuance costs, through convertible preferred stock and common stock financings. At December 31, 2000, we had cash and cash equivalents totaling approximately $1.0 million. At September 30, 2001, we had cash and cash equivalents totaling approximately $127,000. The operations of BioDelivery Sciences, Inc., prior to our acquisition of a controlling interest on October 10, 2000, were financed primarily through funded research agreements. In 2001, the National Institutes of Health awarded to us a Small Business Innovation Research Grant (SBIR), which will be utilized in our research and development efforts. We began to receive funding in October 2001 and expect to receive up to $2.6 million from this grant, but are not yet assured of this funding level.

Working capital at December 31, 2000 was $84,000, which reflects our legal claim settlement liability as well as our liability incurred under our research agreement with the University of Medicine and Dentistry of New Jersey, for which payments were deferred. On April 1, 2001, we issued approximately 600,000 shares of common stock in consideration for payment in full of the approximate $500,000 payable to University of Medicine and Dentistry of New Jersey. Working capital deficit at September 30, 2001 was $505,417.

We used $1.5 million of cash for operations in the nine months ended September 30, 2001, which reflects the partial payment of the legal settlement referred to above as well as increased research and development and administrative costs. On a pro forma basis (BioDelivery Sciences, Inc. combined with us) we have used approximately $1.0 million of cash for operations since inception through September 30, 2001, net of sponsored research proceeds received since inception of approximately $7.4 million.

Since our inception through September 30, 2001, we have incurred approximately $1.5 million of research and development expenses. Additionally, during the period March 28, 1995 (date of BioDelivery Sciences, Inc.'s incorporation) through the acquisition of a controlling interest in BioDelivery Sciences, Inc., we incurred approximately $6.8 million of research and development expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2001, we had an accumulated deficit of approximately $2.6 million.

We anticipate that cash used in operations and our investment in facilities will increase significantly in the future as we research, develop, and, potentially, manufacture our drugs. While we believe further application of our Bioral cochleate technology to other drugs and nutraceuticals will result in license agreements with manufacturers of generic and over-the-counter drugs, as well as the more common nutraceutical applications, our plan of operations in the next 18 months is focused on our further development of the Bioral cochleate technology itself and its use in a limited number of applications, and not on the marketing, production or sale of FDA approved products.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS



We believe that our existing cash and cash equivalents, together with available equipment financing and the net proceeds of this offering will be sufficient to finance our planned operations and capital expenditures through at least the next 12 to 18 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

         -        the public equity market;
         -        private equity financing;
         -        collaborative arrangements; and
         -        grants
         -        public or private debt.
         -        redemption and exercise of warrants

There can be no assurance that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our drugs, technologies or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however, certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. We do not believe that these standards will have any material effect on our financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement address financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

During May 2001, the Company entered into a settlement agreement with a former consultant and certain shareholders related to the consultant (together, the Plaintiffs). Under the terms of the settlement, the Company agreed to pay $150,000 in cash and $125,000 in a note payable to the Plaintiffs. The $125,000 note is payable in monthly installments through June 2002 and bears interest at 9%. The Company also agreed to repurchase all of the common stock owned by the Plaintiffs for cash of $200,000 and a note payable of $300,000. The $300,000 note is payable monthly through June 2004 and bears interest at 9%. The notes are secured by all of BDS's tangible and intangible assets, including license agreements. The transaction was recorded as settlement expense of approximately $380,000, and goodwill was recorded of approximately $116,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2001 , the Company issued 229,323 shares of common stock for $305,000 and expects to use the proceeds to fund operations.

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

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

              (FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 )


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIODELIVERY SCIENCES INTERNATIONAL, INC.


Date:    November 14, 2001          /s/ James A. McNulty
                                    ------------------------------------------
                                    James A. McNulty, Chief Financial Officer
                                    (Principal Financial Officer)