Form 10QSB
period 2002-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2002-05-15
CIK 1103021

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   Form 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from            to
                                                   -----------  --------------


                         Commission file number 0-28931

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
           (Name of small business issuer as specified in its charter)

         INDIANA                                               35-2089858
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

               185 SOUTH ORANGE AVENUE, ADMINISTRATIVE BUILDING 4
                            NEWARK, NEW JERSEY 07103
               (Address of Principal Executive Offices) (Zip Code)

                                 (973) 972-0015
                         (Registrant's telephone number)

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

                                 Yes [X] No [ ]

         The Issuer had 5,000,863 shares of common stock issued and outstanding as of May 8, 2002.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                                   FORM 10-QSB

                                      INDEX


                                                                                                                Page
                                                                                                                ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
      and December 31, 2001........................................................................................2

    Condensed Consolidated Statements of Operations for the three months ended
      March 31, 2002 and 2001 and the period
      January 6, 1997 (date of incorporation) to March 31, 2002 (unaudited)........................................3

    Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the three months ended March 31, 2002 and the period January 6, 1997 (date of incorporation)
      to March 31, 2002 (unaudited)................................................................................4

    Condensed Consolidated Statements of Cash Flows for the three months ended
      March 31, 2002 and 2001, and the period January 6, 1997
       (date of incorporation) to March 31, 2002 (unaudited).......................................................5

    Notes to Condensed Consolidated Financial Statements (unaudited)...............................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation................................................10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................13

Item 6.  Exhibits and Reports on Form 8-K.........................................................................13

Signatures........................................................................................................14


PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)

                      Condensed Consolidated Balance Sheets


                                                                     March 31,          December 31,
                                                                      2002                  2001
                                                                   -----------          ------------
                                                                   (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $        --           $    75,513
  Prepaid expenses and other assets                                    247,553               111,684
                                                                   -----------           -----------
     Total current assets                                              247,553               187,197

EQUIPMENT, net                                                         193,905               233,562
INTANGIBLES, net                                                       546,769               547,470
DEFERRED OFFERING COSTS                                                598,022               365,340
                                                                   -----------           -----------
     Total Assets                                                  $ 1,586,249           $ 1,333,569
                                                                   ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                         $ 1,085,738           $   814,279
  Due to related parties                                               106,608                74,331
  Line of credit                                                       618,732               282,527
  Deferred revenue                                                          --                37,000
  Current portion of capital lease payable                              14,804                14,804
  Current portion of notes payable                                     119,141               149,524
                                                                   -----------           -----------
     Total current liabilities                                       1,945,023             1,372,465

CAPITAL LEASE PAYABLE, less current portion                             18,369                18,369
NOTES PAYABLE, less current portion                                    127,069               151,733
COMMITMENTS AND CONTINGENCIES                                               --                    --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                                           --                    --
  Common stock                                                           5,001                 5,001
  Additional paid-in capital                                         4,903,368             4,903,368
  Deficit accumulated during development stage                      (5,412,581)           (5,117,367)
                                                                   -----------           -----------
     Total stockholders' equity (deficit)                             (504,212)             (208,998)
                                                                   -----------           -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $ 1,586,249           $ 1,333,569
                                                                   ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)

           Condensed Consolidated Statements of Operations (Unaudited)



                                                                                                             Period From
                                                                                                           January 6, 1997
                                                                          Three Months Ended                  (Date of
                                                                              March 31,                     Incorporation)
                                                                  ---------------------------------          to March 31,
                                                                      2002                 2001                  2002
                                                                  -----------           -----------         -------------
Sponsored research revenues                                       $   275,000           $        --           $   809,385

Expenses:
  Research and development                                            450,475               331,483             2,427,143
  General and administrative                                          205,768                74,394             4,001,674
                                                                  -----------           -----------           -----------

          Total expenses                                              656,243               405,877             6,428,817

Interest income (expense), net                                         (9,814)               13,406                (9,999)
                                                                  -----------           -----------           -----------

Loss before income taxes and minority interest                       (391,057)             (392,471)           (5,629,431)

Income tax benefit                                                     95,843                    --               114,378
                                                                  -----------           -----------           -----------

Loss before minority interest                                        (295,214)             (392,471)           (5,515,053)

Minority interest in net loss of subsidiary                                --                    --               102,472
                                                                  -----------           -----------           -----------

Net loss                                                          $  (295,214)          $  (392,471)          $(5,412,581)
                                                                  ===========           ===========           ===========


Net loss per common share:
  Basic and diluted                                               $      (.06)          $      (.11)
                                                                  ===========           ===========

Weighted average common stock shares outstanding - basic
  and diluted                                                       5,000,863             3,518,179
                                                                  ===========           ===========





   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)




                                                                                                       Accumulated       Total
                                       Preferred Stock             Common Stock        Additional         During     Stockholders'
                                  ----------------------      -----------------------    Paid-In       Development      Equity
                                     Shares       Amount       Shares       Amount       Capital          Stage        (Deficit)
                                  -----------    -------      ---------   -----------   -----------    -----------    -----------
BALANCE, JANUARY 6, 1997
 (date of incorporation)
Shares issued to founders                  --    $    --         80,091   $        80   $        31    $        --    $       111
Shares issued for services                 --         --              1            --            --             --             --
Net loss                                   --         --             --            --            --            (75)           (75)
                                  -----------    -------      ---------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999                 --         --         80,092            80            31            (75)            36
Shares issued to founders                  --         --      3,432,494         3,433        (3,433)            --             --
Preferred stock issued for
 cash                                 462,243        462             --            --     1,009,538             --      1,010,000
Net loss                                   --         --             --            --                     (672,731)      (672,731)
                                  -----------    -------      ---------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2000            462,243        462      3,512,586         3,513     1,006,136       (672,806)       337,305
Shares issued for cash                     --         --        368,421           369       804,631             --        805,000
Shares issued for satisfaction
 of debt                                   --         --        137,300           137       499,447             --        499,584
Shares issued in replacement of
 preferred stock                     (462,243)      (462)       462,243           462            --             --             --
Shares issuable in merger with
 subsidiary                                --         --        520,313           520     2,540,148             --      2,540,668
Issuance of stock options                  --         --             --            --        53,006             --         53,006
Net loss                                   --         --             --            --            --     (4,444,561)    (4,444,561)
                                  -----------    -------      ---------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2001                 --         --      5,000,863         5,001     4,903,368     (5,117,367)      (208,998)
Net loss (unaudited)                       --         --             --            --            --       (295,214)      (295,214)
                                  -----------    -------      ---------   -----------   -----------    -----------    -----------

BALANCE, MARCH 31, 2002
 (unaudited)                      $        --    $    --      5,000,863   $     5,001   $ 4,903,368    $(5,412,581)   $  (504,212)
                                  ===========    =======      =========   ===========   ===========    ===========    ===========



    The accompanying notes are an integral part of this financial statement.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)

           Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                                                              Period From
                                                                                                            January 6, 1997
                                                                          Three Months Ended                   (Date of
                                                                               March 31,                     Incorporated)
                                                                  ---------------------------------           to March 31,
                                                                      2002                 2001                  2002
                                                                  -----------           -----------           -----------
OPERATING ACTIVITIES:
  Net loss                                                        $  (295,214)          $  (392,471)          $(5,412,581)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                    40,358                23,665               168,656
      Loss applicable to minority interest                                 --                    --              (102,472)
      Deferred revenue                                                (37,000)                   --               (56,000)
      Litigation settlement                                                --                    --               425,000
      Compensation expense                                                 --                    --             2,190,395
      Changes in assets and liabilities:
        Prepaid expenses and other assets                            (135,869)               (3,923)             (154,534)
        Other assets                                                 (232,682)                   --              (598,022)
        Accounts payable and accrued liabilities                      271,459               (66,846)              998,782
        Due to/from related parties                                    32,277               (16,000)              263,112
                                                                  -----------           -----------           -----------
               Net cash used by operating activities                 (356,671)             (455,575)           (2,277,664)

INVESTING ACTIVITIES:
  Net cash received with business combination                              --                    --               380,465
  Purchase of equipment                                                    --                    --               (84,862)
  Purchase of minority interest                                            --                    --              (116,375)
                                                                  -----------           -----------           -----------
               Net cash provided by investing activities                   --                    --               179,228

FINANCING ACTIVITIES:
  Issuance of Preferred Stock                                              --                    --             1,010,000
  Issuance of Common Stock                                                 --               100,000               805,000
  Net change in line of credit                                        336,205                    --               618,732
  Payment on capital lease payable                                         --                (4,249)               (6,506)
  Payment on notes payable                                            (55,047)                   --              (328,790)
                                                                  -----------           -----------           -----------
               Net cash provided by financing activities              281,158                95,751             2,098,436

NET CHANGE IN CASH                                                    (75,513)             (359,824)                   --
CASH AT BEGINNING OF PERIOD                                            75,513               950,939                    --
                                                                  -----------           -----------           -----------

CASH AT END OF PERIOD                                             $        --           $   591,115           $        --
                                                                  ===========           ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

               March 31, 2002 and the Period From January 6, 1997
                    (Date of Incorporation) to March 31, 2002


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheets of BioDelivery Sciences International, Inc. and its subsidiary (collectively "the Company") as of March 31, 2002, and the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented, have been made. The condensed consolidated balance sheet at December 31, 2001, has been derived from the Company's audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's 2001 Annual Report on Form 10-KSB filed with the SEC on April 1, 2002 ("2001 Annual Report").

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

In March 2002, the Company approved a one for 4.37 reverse stock split. The financial statements have been restated to reflect the reverse stock split.

Note 2 - Plan of OperationS

Since inception, the Company has financed its operations principally from the sale of equity securities and through a line of credit. Historically, the Company's subsidiary financed its operations principally from funded research arrangements. The Company has not generated revenue from the sale of any product or from any licensing arrangement since inception. The Company intends on financing its research and development efforts and its working capital needs from existing and new sources of financing. For instance, the Company was granted approximately $2.7 million from the National Institutes of Health to fund specific research efforts conducted by the Company. The Company has also recently filed Form SB-2 and expects to offer for sale up to 2,300,000 units, each consisting of one share of common stock and one warrant to purchase an additional share of common stock. The expected offering price for each unit is between $5.00 and $6.00 per unit. Should the offering not occur nor additional funding be obtained, the principal shareholder has committed to fund the operations of the Company through 2002. There can be no assurance that the offering will result in the sale of any such securities. The Company expects to raise additional funding from traditional financing sources, including term notes from unrelated parties or advances from related parties. While there can be no assurance that such sources will provide adequate funding for the Company's operations, management believes such sources will be available to the Company.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

               March 31, 2002 and the Period From January 6, 1997
                    (Date of Incorporation) to March 31, 2002


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company is evaluating the effect, if any, of adopting SFAS 142, but does not believe the adoption of these new standards will have a material impact on the Company's financial statements.

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

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002, which did not have a material impact on the Company's financial statements.

NOTE 4 - NET LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income per share computations.


                                                                              Three Months Ended
                                                                                    March 31,
                                                                      ------------------------------------
                                                                          2002                    2001
                                                                      --------------           -----------
         Net loss - (numerator)                                       $     (295,214)          $  (392,471)
                                                                      ==============           ===========
         Basic:
           Weighted average shares outstanding (denominator)               5,000,863             3,518,179
                                                                      ==============           ===========
           Net loss per common share - basic                          $         (.06)          $      (.11)
                                                                      ==============           ===========

         Diluted:
           Weighted average shares outstanding                             5,000,863             3,518,179
           Effect of dilutive securities                                          --                    --
           Adjusted weighted average shares (denominator)                  5,000,863             3,518,179
                                                                      ==============           ===========
           Net loss per common share - diluted                        $         (.06)          $      (.11)
                                                                      ==============           ===========


The effects of Preferred Stock in 2001 and all stock options outstanding in 2002 have been excluded from Common Stock equivalents because their effect would be anti-dilutive.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

               March 31, 2002 and the Period From January 6, 1997
                    (Date of Incorporation) to March 31, 2002


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has received notification of a potential claim for a finder's fee and a lawsuit has been filed by Michael Pennessi d/b/a SSP Consultants, who is not affiliated with the Company, arising out of an introduction to BioDelivery Sciences, Inc. in 2000. Settlement discussions have been conducted. Informal telephonic settlement discussions prior to the filing of the lawsuit have ranged between an approximately $120,000 cash demand upon the Company to the Company's counter-offer of approximately $5,000 in cash and 5,000 shares of common stock. The Company does not know if the matter will be settled. If settlement is reached, the damages sought or obtained may be different or greater than that previously discussed in settlement negotiations. The Company intends to vigorously defend this litigation. It is the Company's belief that the potential claim is neither material nor meritorious.

NOTE 6 - LINE OF CREDIT

The Company had secured at March 31, 2002, a $650,000 revolving line of credit from a financial institution. The line of credit is collateralized by all business assets of the Company and personal guarantees by certain stockholders. The line of credit bears interest at a rate of prime plus 2.0%. Subsequent to March 31, 2002, the line of credit was increased to $950,000. The line of credit principally matures on May 31, 2002.

Note 7 - NATIONAL INSTITUTES OF HEALTH GRANT

In 2001, the National Institutes of Health (NIH) awarded the Company a Small Business Innovation Research Grant (SBIR), which will be utilized in research and development efforts. NIH has formally awarded the Company a 2001 grant of $883,972. Additionally, this award refers to funding levels of $814,398 and $989,352 that the Company expects to be awarded in 2002 and 2003, respectively, subject to availability and satisfactory progress of the project. Therefore, the Company expects to receive a total of approximately $2.7 million related to its initial application for the grant through June 2004. The initial application was for approximately $3.0 million. However, due to the expected purchase of certain materials from sources outside the United States, the expected funding was accordingly reduced. The grant is subject to provisions for monitoring set forth in NIH Guide for Grants and Contracts dated February 24, 2000, specifically, the NIAID Policy on Monitoring Grants Supporting Clinical Trials and Studies. If NIH believes that satisfactory progress is not achieved, the 2002 and 2003 amounts noted above may be reduced or eliminated. The Company incurred approximately $260,000 and $-0- of costs related to this agreement for the three months ended March 31, 2002 and 2001, respectively.

During the three-month period ended March 31, 2002, the Company has received $148,000 and recognized revenue of $259,000 from this grant. As awarded on September 19, 2001, the grant provided for reimbursement of or advances for future research and development efforts. Upon receiving funding under the grant and utilizing the funds as specified, no amounts are refundable.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

               March 31, 2002 and the Period From January 6, 1997
                    (Date of Incorporation) to March 31, 2002


NOTE 8 - INCOME TAXES

In March 2002, a new tax law changed the carryback period from two to five years. This allowed the Company to carryback its net operating losses to 1996 and 1997, which resulted in an additional benefit of $95,843.

NOTE 9 - SUBSEQUENT EVENTS

In April 2002, the Company filed Form SB-2 with the Securities and Exchange Commission. The proposed public offering consists of up to 2,300,000 Units, each comprised of one share of common stock and one redeemable Class A common stock purchase warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

SPONSORED RESEARCH REVENUE. During the three-month period ended March 31, 2002, we reported approximately $275,000 of sponsored research revenues. With the exception of grants by the National Institutes of Health and funding provided to us through various collaborative agreements, we have not derived any revenues from our operations, technologies or products.

RESEARCH AND DEVELOPMENT. Research and development expenses of approximately $331,000 and $450,000 were incurred during the three-month periods ended March 31, 2001 and 2002, respectively. Research and development expenses generally include: salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation, a portion of overhead operating expenses and other costs directly related to the development and application of the Bioral cochleate drug delivery technology.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses of approximately $74,000 and $206,000 were incurred in the three-month periods ended March 31, 2001 and 2002, respectively. These expenses are principally comprised of legal and professional fees and other costs including office supplies, conferences, travel costs, salaries, website update and development, and other business development costs.

INTEREST INCOME (EXPENSE). Interest income (expense) for the periods ended March 31, 2001 and 2002 was principally comprised of earnings from invested cash and from notes receivable from employees offset by interest expense on the line of credit, notes payable and capital leases payable.

INCOME TAXES. While net operating losses were generated during the three month period ended March 31, 2002, we did not recognize any benefit associated with these losses, as all related deferred tax assets have been fully reserved for. However, in March 2002, a new tax law changed the carryback period from two to five years, which allowed us to carryback prior losses to 1996 and 1997, resulting in a tax benefit of $95,843. Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance and our reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily from the sale of our convertible preferred stock and common stock. From inception through March 31, 2002, we raised approximately $1.8 million, net of issuance costs, through convertible preferred stock and common stock financings. At December 31, 2001, we had cash and cash equivalents totaling approximately $76,000. At March 31, 2002, we had $-0- cash and cash equivalents. The operations of BioDelivery Sciences, Inc., prior to our acquisition of a controlling interest on October 10, 2000, were financed primarily through funded research agreements. In 2001, the National Institutes of Health awarded to us a Small Business Innovation Research Grant (SBIR), which will be utilized in our research and development efforts. We began to receive funding in October 2001 and expect to receive up to $2.7 million from this grant, but are not yet assured of this funding level.

NIH has formally awarded us a 2001 grant of $883,972, of which we received approximately 50% in 2001 and the remainder will be received through June 2002. Additionally, this award refers to funding levels of $814,398 and $989,352 that we expect to be awarded in 2002 and 2003, respectively, subject to availability and satisfactory progress of the project. Therefore, we expect to receive a total of approximately $2.7 million related to our initial application for the grant through June 2004. Our initial application was for approximately $3.0 million. However, due to our expected purchase of certain materials from sources outside the United States, the expected funding was accordingly reduced. The grant is subject to provisions for monitoring set forth in NIH Guide for Grants and Contracts dated February 24, 2000, specifically, the NIAID Policy on Monitoring Grants Supporting Clinical Trials and Studies. If NIH believes that satisfactory progress is not achieved, the 2002 and 2003 amounts noted above may be reduced or eliminated.

Working capital/deficit at December 31, 2001 was $1,185,268, which reflects our legal claim settlement liability, our line of credit and our liability incurred under our research agreement with the University of Medicine and Dentistry of New Jersey, for which payments were deferred. Working capital/deficit at March 31, 2002 was $1,697,470.

We used $357,000 of cash for operations in the three months ended March 31, 2002, which reflects increased research and development and administrative costs. On a pro forma basis (BioDelivery Sciences, Inc. combined with us) we have used approximately $2.2 million of cash for operations since inception through March 31, 2002, net of sponsored research proceeds received since inception of approximately $8.1 million.

Since our inception through March 31, 2002, we have incurred approximately $2.4 million of research and development expenses. Additionally, during the period March 28, 1995 (date of BioDelivery Sciences, Inc.'s incorporation) through the acquisition of a controlling interest in BioDelivery Sciences, Inc., we incurred approximately $6.8 million of research and development expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2002, we had an accumulated deficit of approximately $5.4 million.

We anticipate that cash used in operations and our investment in facilities will increase significantly in the future as we research, develop, and, potentially, manufacture our drugs. While we believe further application of our Bioral cochleate technology to other drugs and nutraceuticals will result in license agreements with manufacturers of generic and over-the-counter drugs, as well as the more common nutraceutical applications, our plan of operations in the next 18 months is focused on our further development of the Bioral cochleate technology itself and its use in a limited number of applications. Such plans do not include the marketing, production or sale of FDA approved products.

We believe that our existing cash and cash equivalents, together with available equipment financing and the net proceeds of this offering will be sufficient to finance our planned operations and capital expenditures through at least the next 12 to 18 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

     o    the public equity market;

     o    private equity financing;

     o    collaborative arrangements;

     o    grants;

     o    public or private debt; and

     o    redemption and exercise of warrants

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company is evaluating the effect, if any, of adopting SFAS 142, but does not believe the adoption of these new standards will have a material impact on the Company's financial statements.

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

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002, which did not have a material impact on the Company's financial statements.

                    BIODELIVERY SCIENCES INTERNATIONAL, INC.
                          (A Development Stage Company)

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have received notification of a potential claim for a finder's fee and a lawsuit has been filed by Michael Pennessi d/b/a SSP Consultants, who is not affiliated with us, arising out of an introduction to BioDelivery Sciences, Inc. in 2000. Settlement discussions have been conducted. Informal Telephonic settlement discussions prior to the filing of the lawsuit have ranged between an approximately $120,000 cash demand upon us to our counter-offer of approximately $5,000 in cash and 5,000 in stock. We do not know if the matter will be settled. If settlement is reached, the damages sought or obtained may be different or greater than that previously discussed in settlement negotiations. We intend to vigorously defend this litigation. It is our belief that the potential claim is neither material nor meritorious.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         NONE

(b)      Reports on Form 8-K

         NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIODELIVERY SCIENCES INTERNATIONAL, INC.


Date: May 13, 2002                 /s/ James A. McNulty
                                   -----------------------------------------
                                       James A. McNulty, Chief Financial Officer
                                       (Principal Financial Officer)