Form 10QSB/A
period 2003-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2003-09-02
CIK 1103021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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


The Issuer had 7,085,863 shares of common stock issued and 6,985,863 shares of common stock outstanding as of August 14, 2003.

The Company is hereby amending its Quarterly report on Form 10-Q for the period ended June 30, 2003, principally in order to order to (i) update certain disclosures relating to its Bioral Nutrient Delivery, LLC subsidiary and (ii) file certain exhibits relating to such subsidiary. No financial statements in this Form have been amended. In addition, BioDelivery Sciences International reserves the right to amend the structure of Bioral Nutrient Delivery, LLC for any reason."



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


1. The condensed consolidated balance sheets of BioDelivery Sciences International, Inc. and its majority-owned subsidiary, Bioral Nutrient Delivery, LLC (collectively the "Company") as of June 30, 2003, and the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented, have been made. The condensed consolidated balance sheet at December 31, 2002, has been derived from the Company's audited consolidated financial statements at that date.


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

3.   Subsidiary corporate structure:


     On January 8, 2003, the Company formed Bioral Nutrient Delivery, LLC, a Delaware limited liability company ("BND") as a majority-owned subsidiary. Effective April 1, 2003, the Company granted to BND an exclusive worldwide perpetual sub-license to the Company's proprietary encochleation drug delivery technology for non-pharmaceutical use in the processed food and beverage industries for both human and animal consumption. BND is governed by a limited liability company operating agreement, dated January 8, 2003. The agreement was executed by the Company (as the managing member and a holder of 708,586 of BND's Class A Membership Shares, or Class A Shares, and 8,600,000 Class B Membership Shares) and certain other individuals and entities (as the holders of an aggregate of 412,500 Class B Shares). These individuals have no cost basis in this subsidiary and no obligation to fund deficits, therefore, no minority interest has been recorded.


     BND has begun the process of identifying potential licensees who might apply the Company's encochleating technology to processed foods, including snacks such as chips, candies, breads, canned goods, packaged meals (such as microwaveable entrees), pet foods and pet treats, cheeses, cereals, soups, popcorn, pretzels and condiments. BND further believes the technology might be applied to beverages, including sports drinks, enhanced waters, carbonated beverages, infant formulas, milk, juices, beer and wine. BND is seeking to commercialize the delivery technology through a combination of licensing programs to manufacturing, marketing and distribution companies within these industries.

             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


3.   Subsidiary corporate structure (continued):


     BND has filed a registration statement on Form SB-1 on behalf of BDSI. BDSI, as selling security holder, intends initially to distribute as a dividend to its current and future stockholders rights to purchase an aggregate of up to 11,277,000 of the Company's Class B Membership Shares. Such rights to purchase such amount of Class B Shares are referred to herein as the "Rights."

     BDSI will receive proceeds upon the exercise of the Rights. BND, however, will not receive any of the proceeds upon the exercise of Rights and the resulting transfer by BDSI of Class B Shares. Neither the Rights nor equity interests (including the Class B Shares which will be received upon the exercise of the Rights) are or will be listed on any exchange and will not be publicly-traded securities. No such rights have been distributed by BDSI to its stockholders as of June 30, 2003.

     Because neither BDSI nor BND will receive any proceeds from the initial rights distribution, offering costs aggregating $148,039 have been expensed in the accompanying statement of operations. Total offering costs are estimated to be $225,000.

     BDSI has been granted an option to purchase up to 4,000,000 Class B Shares at a price equal to $0.01 per Class B Share. If BDSI chooses to exercise that option, BND will receive the proceeds.



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

The line of credit agreement contains various restrictive covenants, including a minimum cash-to-liability ratio. The Company was in compliance with these covenants as of June 30, 2003.

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


We anticipate that cash used in operations and our investment in facilities will continue in the future as we research, develop, and, potentially, manufacture our drugs. While we believe further application of our Bioral (TM) licensed cochleate technology to other drugs will result in license agreements with manufacturers of generic and over-the-counter drugs, our plan of operations in the next 18 months is focused on our further development of the Bioral(TM) cochleate technology itself and its use in a limited number of applications. Such plans do not include the marketing, production or sale of FDA approved products.


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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits


        Exhibit
        Index
        Number        Description
        ------        -----------
        10.31         First Amendment to Limited Liability Company Operating
                      Agreement of Bioral Nutrient Delivery, dated March 31,
                      2003.
        10.32         Sub-License Agreement, dated effective April 1, 2003, by
                      and between BioDelivery Sciences International, Inc. and
                      Bioral Nutrient Delivery, LLC
        10.33         Management Services and Administrative Agreement, dated
                      effective April 1, 2003, by and between BioDelivery
                      Sciences International, Inc. and Bioral Nutrient Delivery,
                      LLC
        10.34         Distribution Agent Agreement, effective June 1, 2003, by
                      and between Kashner Davidson Securities Corporation and
                      Bioral Nutrient Delivery, LLC
        31.1          Certification Pursuant To Sarbanes-Oxley Section 302
        31.2          Certification Pursuant To Sarbanes-Oxley Section 302
        32.1          Certification Pursuant To 18 U.S.C. Section 1350 (*)
        32.2          Certification Pursuant To 18 U.S.C. Section 1350 (*)




* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

     (b)  Reports on Form 8-K

          On July 3, 2003, the Company filed an amended report on Form 8-K regarding a change in the Company's certifying accountants.


          On April 25, 2003 the Company filed a report on Form 8-K regarding a change in the Company's certifying accountants.


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