Form 10QSB
period 2003-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2003-11-06
CIK 1103021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                  --------    ---------

                  Commission file number 0-28931

                    BioDelivery Sciences International, Inc.
 -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
 -----------------------------------------------------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   35-2089858
 -----------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

               185 South Orange Avenue, Administrative Building 4
                            Newark, New Jersey 07103
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (973) 972-0015
 -----------------------------------------------------------------------------
                           (Issuer's telephone number)


The Issuer had 7,085,863 shares of common stock issued and 6,985,863 shares of common stock outstanding as of November 3, 2003.



               BioDelivery Sciences International, Inc. and Subsidiary
                                     Form 10-QSB


                                        Index


Part I.  Financial Information                                                   Page

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited)
     and December 31, 2002.........................................................2

   Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited)..........................3

   Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2003 (unaudited)..........................................4

   Condensed Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2003 and 2002 (unaudited).......................................5

   Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2003 and 2002 (unaudited).................................6

   Notes to Condensed Consolidated Financial Statements (unaudited)................7

Item 2.  Management's Discussion and Analysis or Plan of Operation................16

Item 3.  Controls and Procedures..................................................21

Part II.  Other Information

Item 1.  Legal Proceedings........................................................23

Item 6.  Exhibits and Reports on Form 8-K.........................................23

Signatures........................................................................S-1




                  BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                           ASSETS
                                                             September 30,
                                                                 2003         December 31,
                                                              (unaudited)         2002
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $  1,158,926    $  5,207,303
    Marketable equity securities                                   550,562            --
    Investments in certificates of deposit                       1,922,978            --
    Accounts receivable                                               --         2,000,000
    Prepaid expenses and other current assets                      261,769         201,518
                                                              ------------    ------------
        Total current assets                                     3,894,235       7,408,821

Equipment, net                                                   1,078,892         435,061
Licenses, net                                                      491,572         517,445
Other assets                                                        27,429          28,855
                                                              ------------    ------------
       Total assets                                           $  5,592,128    $  8,390,182
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of note payable, bank                  $    203,498    $       --
    Accounts payable and accrued liabilities                       191,954         538,010
    Due to related parties                                            --            51,725
    Deferred revenue                                               200,000       2,000,000
    Current maturities of capital lease obligation                   7,934          12,775
                                                              ------------    ------------
       Total current liabilities                                   603,386       2,602,510

Capital lease obligation, less current maturities                     --             4,742

Note payable, bank, less current maturities                        796,502            --

Stockholders' equity:
    preferred stock, $.001 par value, 20,000,000 shares
       authorized, no shares issued or outstanding                    --              --
    Common stock, $.001 par value 80,000,000 shares
       authorized, 7,085,863 shares issued; 6,985,863 and
       7,085,863 outstanding in 2003 and 2002, respectively          7,086           7,086
    Additional paid-in capital                                  13,943,041      13,956,327
    Treasury stock, at cost, 100,000 shares                       (303,894)           --
    Accumulated deficit                                         (9,547,868)     (8,180,483)
    Accumulated other comprehensive loss                            (6,125)           --
                                                              ------------    ------------
       Total stockholders' equity                                4,092,240       5,782,930
                                                              ------------    ------------

Total liabilities and stockholders' equity                    $  5,592,128    $  8,390,182
                                                              ============    ============


         The accompanying notes are an integral part of these financial statements.

                            BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                  (Unaudited)



                                             Three Months Ended                       Nine Months Ended
                                                September 30,                          September 30,
                                    -------------------------------------  -----------------------------------
                                          2003                2002               2003              2002
                                    -----------------  ------------------  ---------------   -----------------
Sponsored research revenues         $        179,617   $         148,000   $      689,867    $        605,972
License fees, related party                  600,000                   -        1,800,000                   -
                                    -----------------  ------------------  ---------------   -----------------
                                             779,617             148,000        2,489,867             605,972
                                    -----------------  ------------------  ---------------   -----------------

Expenses:
    Research and development                 700,027             519,202        1,986,194           1,428,755
    General and administrative               552,994             544,210        1,887,369             945,016
       Stock-based compensation               13,492             526,318           36,714             526,318
                                    -----------------  ------------------  ---------------   -----------------
          Total expenses                   1,266,513           1,589,730        3,910,277           2,900,089
                                    -----------------  ------------------  ---------------   -----------------

Interest income (expense), net      (          1,452)              28,359           53,025   (          7,404)
                                    -----------------  ------------------  ---------------    ----------------

Loss before income taxes            (        488,348)  (       1,413,371)  (    1,367,385)   (      2,301,521)

Income tax benefit (expense)                       -                   -                -              54,964
                                    -----------------  ------------------  ---------------   -----------------

Net loss                            ($       488,348)  ($      1,413,371)  ($   1,367,385)   ($     2,246,557)
                                     ================   =================   ==============    ================

Net loss per common share:
    Basic and diluted               ($           .07)  ($            .20)  ($         .19)   ($           .39)
                                     ================   =================   ==============    ================

Weighted average common
     shares outstanding basic
     and diluted                            6,985,863           7,044,286        7,027,064           5,711,467
                                    =================  ==================  ===============   =================



                   The accompanying notes are an integral part of these financial statements.

                                       BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                             (Unaudited)



                                                                                                           Accumulated     Total
                             Preferred Stock        Common Stock     Additional                               Other        Stock-
                             ----------------  ---------------------   Paid-In     Treasury    Accumulated Comprehensive  holders'
                             Shares   Amount     Shares      Amount    Capital       Stock        Deficit      Income      Equity
                             ------  --------  ----------   -------- ------------  ----------  ------------  ---------  -----------
Balances at
    December 31, 2002           --   $   --     7,085,863   $  7,086  $13,956,327  $     --    $ (8,180,483) $    --    $ 5,782,930

Issuance of common
   stock options                --       --          --         --         36,714        --            --         --         36,714

Unrealized loss on marketable
   equity securities            --       --          --         --           --          --            --       (6,125)      (6,125)

Stock offering costs            --       --          --         --        (50,000)       --            --         --        (50,000)

Repurchase of treasury stock    --       --          --         --           --      (303,894)         --         --       (303,894)

Net loss for the period         --       --          --         --           --          --      (1,367,385)      --     (1,367,385)
                             ------  --------  ----------   -------- ------------  ----------  ------------  ---------  -----------

Balances at
    September 30, 2003          --   $   --     7,085,863   $  7,086  $13,943,041  $ (303,894) $ (9,547,868) $  (6,125) $ 4,092,240
                             ======  ========  ==========   ======== ============  ==========  ============  =========  ===========




                             The accompanying notes are an integral part of these financial statements.


               BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                     (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                          --------------------------
                                                             2003            2002
                                                          -----------    -----------
Operating activities:
     Net loss                                             ($1,367,385)   ($2,246,557)
     Adjustments to reconcile net loss to net
        cash flows from operating activities:
            Depreciation and amortization                     155,221         91,413
            Stock-based compensation                           36,714        321,054
     Changes in assets and liabilities:
            Accounts receivable                             2,000,000           --
            Grants receivable, prepaid expenses and
              other current assets                           (110,251)      (218,639)
     Accounts payable and accrued liabilities                (346,056)       116,744
     Deferred revenue                                      (1,800,000)       (37,000)
                                                          -----------    -----------
               Net cash flows from operating activities    (1,431,757)    (1,972,985)
                                                          -----------    -----------

Investing activities:
     Purchase of equipment                                   (771,753)       (29,175)
     Purchase of intangibles                                     --          (39,884)
     Purchase of marketable equity securities
         and investments                                   (2,479,665)          --
                                                          -----------    -----------
               Net cash flows from investing activities    (3,251,418)       (69,059)
                                                          -----------    -----------

Financing activities:
     Issuance of common stock                                    --        8,990,487
     Net change in short-term borrowings                    1,000,000       (282,527)
     Repurchase of treasury stock                            (303,894)          --
     Repayments of related party borrowings                   (51,725)       (52,613)
     Payments on notes and capital leases obligations          (9,583)      (305,457)
                                                          -----------    -----------
               Net cash flows from financing activities       634,798      8,349,890
                                                          -----------    -----------

Net change in cash and cash equivalents                    (4,048,377)     6,307,846
Cash and cash equivalents at beginning of period            5,207,303         75,513
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 1,158,926    $ 6,383,359
                                                          ===========    ===========

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                ------------------------------------------------

Non-cash investing and financing activities:
     Unrealized losses on marketable equity securities    $     6,125    $      --
                                                          ===========    ===========
     Interest paid during the period                      $    20,374    $     7,404
                                                          ===========    ===========



    The accompanying notes are an integral part of these financial statements.


                     BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                           (Unaudited)




                                           Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                      --------------------------    --------------------------
                                         2003           2002            2003          2002
                                      -----------    -----------    -----------    -----------
Net loss                              ($  488,348)   ($1,413,371)   ($1,367,385)   ($2,246,557)

Other comprehensive loss:
     Unrealized gain (loss) on
       Marketable equity securities         1,078           --           (6,125)          --
                                      -----------    -----------    -----------    -----------

Comprehensive loss                    ($  487,270)   ($1,413,371)   ($1,373,510)   ($2,246,557)
                                      ===========    ===========    ===========    ===========

Note: Accumulated comprehensive loss consists exclusively of unrealized losses on marketable equity securities.



           The accompanying notes are an integral part of these financial statements.


             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


1.       Basis of presentation:

         The condensed consolidated balance sheets of BioDelivery Sciences International, Inc. and its majority-owned subsidiary, Bioral Nutrient Delivery, LLC (collectively the "Company") as of September 30, 2003, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented, have been made. The condensed consolidated balance sheet at December 31, 2002, has been derived from the Company's audited consolidated financial statements at that date.

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

         The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

         The accompanying consolidated financial statements include the accounts of BioDelivery Sciences International, Inc. and its majority-owned subsidiary, Bioral Nutrient Delivery, LLC. All intercompany accounts and transactions have been eliminated.

2.       Summary of significant accounting policies:

         Marketable securities:

         Marketable equity securities consists of available for sale securities (corporate bonds), which are recorded at fair value. Unrealized gains and losses on these securities are recorded as other comprehensive loss as a component of equity.

         Investments:

         Investments consist of certificates of deposit with an original maturity in excess of 3 months and are recorded at cost.

             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

2.       Summary of significant accounting policies (continued):

         Revenue recognition:

         Sponsored research amounts are recognized as revenue when the research underlying such payments has been performed or when the funds have otherwise been utilized, such as for the purchase of operating assets pursuant to the research agreements.

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

         Stock-based compensation:

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

             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


2.       Summary of significant accounting policies (continued):

         The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE.

                                                             September 30,         September 30,
                                                                  2003                 2002
                                                           ------------------    -----------------
         Net loss, as reported                             ($      1,367,385)    ($     2,246,557)
                                                           ==================    =================
         Stock-based compensation, as reported             $          36,714              526,318
                                                           ==================    =================
         Stock-based compensation under fair value
            method                                         $         113,280              526,318
                                                           ==================    =================
         Pro-forma net loss under fair value
            method                                         ($      1,443,951)    ($     2,246,557)
                                                           ==================    =================

         Net loss per share, as reported                   ($            .19)    ($           .39)
                                                           ==================    =================
         Pro-forma net loss per share under fair value
            method                                         ($            .21)    ($           .39)
                                                           ==================    =================

3.       Subsidiary corporate structure:

         On January 8, 2003, the Company formed Bioral Nutrient Delivery, LLC, a Delaware limited liability company ("BND") as a majority-owned subsidiary. The Company intends to grant to BND an exclusive worldwide perpetual sub-license to the Company's proprietary encochleation drug delivery technology for non-pharmaceutical use in the processed food and beverage industries for both human and animal consumption and for personal care products. BND is governed by a limited liability company operating agreement, dated January 8, 2003. The agreement was executed by the Company (as the managing member and a holder of 708,586 of BND's Class A Membership Shares, or Class A Shares, and 8,600,000 Class B Shares) and certain other individuals and entities (as the holders of an aggregate of 412,500 Class B Shares). These individuals have no cost basis in this subsidiary and no obligation to fund deficits, therefore, no deficit in minority interest has been recorded.

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

             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

3.       Subsidiary corporate structure (continued):

         BND has filed a registration statement on Form SB-2 on behalf of BDSI. BDSI, as selling security holder, intends initially to distribute as a dividend to its current and future stockholders rights to purchase an aggregate of 11,277,000 of the Company's Class B Membership Shares. Such rights to purchase such amount of Class B Shares are referred to herein as the "Rights".

         Neither the Rights nor equity interests (including the Class B Shares which will be received upon the exercise of the Rights) are or will be listed on any exchange and will not be publicly-traded securities. No such rights have been distributed by BDSI to its stockholders as of September 30, 2003.

         Because the Company will receive no proceeds from the offering as these rights are distributed as dividends, offering costs aggregating $148,039 have been expensed in the accompanying statement of operations. Total offering costs are estimated to be $275,000.

4.       Liquidity and management's plans:

         Since inception, the Company has financed its operations principally from the sale of equity securities, through short-term and long-term borrowings, some of which were subsequently repaid, and from funded research arrangements. The Company has not generated revenue from the sale of any product but has generated revenues from licensing arrangements in 2003. The Company intends to finance its research and development efforts and its working capital needs from existing cash, investments, new sources of financing, and licensing agreements. For instance, the Company was granted approximately $2.7 million from the National Institutes of Health to fund specific research efforts conducted by the Company through August 2004, of which $1.7 million has been received through September 30, 2003. The balance of approximately $1,000,000 has been approved for funding through August 2004. The
         Company was also awarded a second NIH grant in August 2002, for $600,000 over 2 years. This grant is expected to commence funding in the fourth quarter of 2003.

         In the second quarter of 2003, the Company obtained a $1 million, four-year term bank loan, which was used for the acquisition of laboratory and other equipment and facilities improvements in the Newark lab in the third quarter of 2003.

             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

4.       Liquidity and management's plans (continued):

         We believe that our existing cash and short-term investments, together with available financing, grants and new license revenue will be sufficient to finance our planned operations and capital expenditures through at least the next 18 to 24 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

                  o    the public equity market;
                  o    private equity financing;
                  o    collaborative arrangements;
                  o    grants and new license revenues;
                  o    public or private debt; and
                  o    redemption and exercise of warrants

5.       Licenses:

         Licenses consist of the following:
                                                September 30,      December 31,
                                                    2003               2002
                                                ---------------   -------------
         Licensing costs                        $      517,445    $     517,445

         Less accumulated amortization          (       25,873)              -
                                                ---------------   -------------
                                                $      491,572    $     517,445
                                                ===============   =============

         Estimated aggregate future amortization expense for each of the next five years is as follows:

         Year ending September 30,
         -------------------------
                  2004                                $  34,496
                  2005                                   34,496
                  2006                                   34,496
                  2007                                   34,496
                  2008                                   34,496
               Thereafter                               319,092
                                                      ---------
                                                      $ 491,572
                                                      =========

             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

6.       Note payable, bank:

         Note payable, bank consists of borrowings under a $1,000,000 four-year term loan with interest only payable monthly at 7.5% through October 2003 and monthly interest and principal payments aggregating $24,179 thereafter, maturing October 2007. The note is secured by all equipment of the Company.

         The loan agreement contains various restrictive covenants, including a minimum cash-to-liability ratio. The Company was in compliance with these covenants as of September 30, 2003.

                         Year ending
                        September 30,
                        -------------
                              2004                $       203,498
                              2005                        238,497
                              2006                        257,012
                              2007                        276,964
                              2008                         24,029
                                                  ----------------
                                                  $     1,000,000
                  less current maturities                (203,498)
                                                  ----------------
                                                  $       796,502
                                                  ================

             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

7.    Net loss per common share:

         The following table reconciles the numerators and denominators of the basic and diluted income per share computations.

                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                            -----------------------------------   ---------------------------------
                                                 2003                2002             2003               2002
                                            ---------------   -----------------   ---------------   ---------------
      Net loss - (numerator)                ($     488,348)   ($     1,413,371)   ($   1,367,385)   ($   2,246,557)
                                            ===============   =================   ===============   ==============

      Basic:
      Weighted average shares
            outstanding (denominator)            6,985,863           7,044,286         7,027,064         5,711,467
                                            ===============   =================   ===============   ===============

      Net loss per common
            share - basic                   ($         .07)   ($           .20)   ($         .19)   ($         .39)
                                            ===============   =================   ===============   ===============

      Diluted:
            Weighted average shares
               outstanding                       6,985,863           7,044,286         7,027,064         5,711,467
            Effect of dilutive securities                -                   -                 -                 -
                                            ---------------   -----------------   ---------------   ---------------
            Adjusted weighted average
               shares (denominator)              6,985,863           7,044,286         7,027,064         5,711,467
                                            ===============   =================   ===============   ===============
            Net loss per common
               share - diluted              ($         .07)   ($           .20)   ($         .19)   ($         .39)
                                            ===============   =================   ===============   ===============

         The effects of all stock options and warrants outstanding have been excluded from common stock equivalents because their effect would be anti-dilutive.

8.       Stock-based compensation:

         During the nine months ended September 30, 2003, the Company issued 60,000 shares of common stock options to an employee as compensation for services. In accordance with APB 23, there was no stock-based compensation expense recognized in conjunction with these common stock options. These options fully vested upon issuance.

         During the nine months ended September 30, 2003, the Company issued 45,000 shares of common stock options to a consultant and an aggregate 20,000 shares of common stock options to two members of the Company's Scientific Advisory Board as compensation for services. The common stock options, which vest over three years, were valued based upon the trading market prices on the dates of issuance, or $61,443 and $13,914, respectively.

             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


9.       Stock-based compensation (continued):

         The Company used the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for consulting expense incurred and for the purpose of the following pro forma presentation. The following assumptions were used for grants in 2003: No dividend yield, expected volatility of 73%; risk-free interest rates of 2.62% and 3.62% and expected lives of 10 years. The share prices on the date of grant for the 2003 grants range between $1.85 and $2.18. The exercise prices of the grants for all outstanding options range between $1.63 and $5.50.

9.       Treasury stock:

         During the second quarter of 2003, the Company, as authorized by the Board of Directors, repurchased 100,000 shares of the Company's common stock with a per share price between $2.80 and $3.20 for a total cost of $303,894.

10.      National Institutes of Health Grant:

         In 2001, the National Institutes of Health ("NIH") awarded the Company a Small Business Innovation Research Grant (the "SBIR"), which will be utilized in research and development efforts. NIH formally awarded the Company a 2003 grant of $989,000, a 2002 grant of $814,000 and a 2001 grant of $884,000. Therefore, the Company expects to receive a total of approximately $2.7 million related to its initial application for the grant through August 2004. The initial application was for approximately $3.0 million. However, due to the expected purchase of certain materials from sources outside the United States, the expected funding was accordingly reduced, since the SBIR requires that materials be purchased from U.S. suppliers.

         The grant is subject to provisions for monitoring set forth in NIH Guide for Grants and Contracts dated February 24, 2000, specifically, the NIAID Policy on Monitoring Grants Supporting Clinical Trials and Studies. The Company incurred approximately $379,000 and $510,000 of costs related to this agreement for the nine months ended September 30, 2003 and 2002, respectively.

         During the nine month period ended September 30, 2003 and 2002, the Company received and recognized $600,844 and $606,000, respectively, from this grant. The grant provides for reimbursement of or advances for future research and development efforts. Upon receiving funding under the grant and utilizing the funds as specified, no amounts are refundable.

             BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDAIRY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

10.      National Institutes of Health Grant (continued):

         In addition, in August of 2002, the NIH awarded a second grant for $600,000 over two years. The second grant is expected to begin funding in the fourth quarter of 2003.

11.      Related party transactions:

         During 2003, the Company entered into a licensing agreement with a company that is also a shareholder. The agreement included an up-front non-refundable payment to the Company of $2 million in license fee revenue, which the Company deferred and is recognizing monthly from January through October 2003 (the period of the related research and development commitment). The agreement also provides for milestone payments. During the nine months ended September 30, 2003, the Company recognized $1,800,000 in license fee revenue from this related party.

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


For the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Sponsored Research Revenue. During the nine month period ended September 30, 2003, we reported $689,867 of sponsored research revenues. Of this amount, $623,617 was from a grant from the National Institutes of Health, and $66,250 was from a collaborative research agreement. In the prior year, all revenue aggregating $605,972 was derived from the grant.

License Fee Revenues. During December 2002, the Company entered into a licensing agreement with a company (which is a shareholder), which included an up-front non-refundable payment of $2 million to the Company, which was received in January 2003. The Company is recognizing it over the period of the related research and development commitment ($1,800,000 for the nine months ended September 30, 2003). The agreement also provides for milestone payments.

Research and Development. Research and development expenses of $1,986,194 and $1,428,755 were incurred during the nine month periods ended September 30, 2003 and 2002, respectively. Research and development expenses generally include: salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation, a portion of overhead operating expenses and other costs directly related to the development and application of the Bioral(TM) cochleate drug delivery technology.

General and Administrative Expense. General and administrative expenses of $1,887,369 and $945,016 were incurred in the nine month periods ended September 30, 2003 and 2002, respectively. These expenses are principally composed of legal and professional fees, patent costs, and other costs including office supplies, conferences, travel costs, salaries, website update and development, and other business development costs. Furthermore, 2003 expenses include approximately $388,000 related to BND operating activities that commenced in 2003, approximately $150,000, of which, related to offering costs associated with a registration statement. Furthermore, on February 13, 2003, we made an unsecured loan to us in the amount of $500,000 to fund our formation expenses and working capital requirements. This loan accrues interest at a rate of 4.85% annually and will be paid back solely from 10% of any royalty revenue that may be received by BND, in preference to the holders of our Class B Shares.

Stock-Based Compensation Expense. Stock-based compensation expense of $36,714 and $526,318 were incurred in the nine month periods ended September 30, 2003 and 2002, respectively. The reduction results principally from non-recurring items in 2002 associated with the Company's forgiveness of employee stock subscription notes receivable and related income taxes paid on behalf of such employees.

Interest Income (Expense). Interest income (expense) for the periods ended September 30, 2003 and 2002 was principally composed of earnings from invested cash offset by interest expense on the line of credit, notes payable and capital leases payable.

Income Taxes. While net operating losses were generated during the nine month period ended September 30, 2003, we did not recognize any benefit associated with these losses, as all related deferred tax assets have been fully reserved. Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance and our reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Other comprehensive loss Other comprehensive loss consists exclusively of unrealized losses on marketable equity securities classified as available for sale. These securities were purchased in the first quarter of 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sale of our securities. From inception through September 30, 2003, we raised approximately $10,400,000 million, net of costs, through these issuances. At December 31, 2002, we had cash and cash equivalents totaling approximately $5,200,000. At September 30, 2003, we had approximately $3,600,000 in cash and short-term investments.

The operations of BioDelivery Sciences, Inc., prior to our acquisition of a controlling interest on October 10, 2000, were financed primarily through funded research agreements. In 2001, the National Institutes of Health awarded to us a three-year Small Business Innovation Research Grant (SBIR), to be utilized in our research and development efforts.

The NIH  award  consisted  of 2001 and  2002  grants  aggregating  approximately
$1,700,000, $445,000 of which has been recognized as revenue in 2003. Additionally, in July 2003 the Company was awarded $989,000 as the final year segment of the three year SBIR award. The grants are subject to provisions for monitoring set forth in NIH Guide for Grants and Contracts dated February 24, 2000, specifically, the NIAID Policy on Monitoring Grants Supporting Clinical Trials and Studies.

In the third quarter of 2003, we obtained a $1 million bank term loan, at an interest rate of 7.5%, used to acquire laboratory and other equipment and facilities improvements in our Newark, New Jersey lab. The collateral is all equipment owned by us.

Working capital was $3.3 million and $4.8 million at September 30, 2003 and December 31, 2002, respectively. At September 30, 2002, the working capital was $5.8 million.

From our inception through September 30, 2003, we have incurred approximately $5.5 million of research and development expenses. Additionally, during the period March 28, 1995 (date of BioDelivery Sciences, Inc.'s incorporation, our predecessor entity), through the acquisition of a controlling interest in BioDelivery Sciences, Inc. in October 2000, we incurred approximately $6.8 million of research and development expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2003, we had an accumulated deficit of $9.5 million and total stockholders' equity of $4.1 million. At September 30, 2002, our accumulated deficit was $7.4 million and our stockholders' equity was approximately $6.5 million.

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

We believe that our existing cash and short-term investments, together with available financing, grants and new licensing revenues will be sufficient to finance our planned operations and capital expenditures through at least the next 18 to 24 months. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

o     the public equity market;
o     private equity financing;
o     collaborative arrangements;
o     grants and new license revenues;
o     public or private debt; and
o     redemption and exercise of warrants

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

Stock-based compensation:

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

                                  BIODELIVERY SCIENCES INTERNATIONAL, INC.


Date:  November 6, 2003           By: /s/ Francis E. O'Donnell, Jr.
                                      ------------------------------------------
                                      Francis E. O'Donnell, Jr., President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date:  November 6, 2003           By: /s/ James A. McNulty
                                      ------------------------------------------
                                      James A. McNulty, Secretary, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)