Form 10QSB/A
period 2003-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2003-11-26
CIK 1103021

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

Item 1.  Legal Proceedings........................................................23

Item 6.  Exhibits and Reports on Form 8-K.........................................23

Signatures........................................................................S-1




                  BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                           ASSETS
                                                             September 30,
                                                                 2003         December 31,
                                                              (unaudited)         2002
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $  1,158,926    $  5,207,303
    Marketable equity securities                                   550,562            --
    Investments in certificates of deposit                       1,922,978            --
    Accounts receivable                                               --         2,000,000
    Prepaid expenses and other current assets                      261,769         201,518
                                                              ------------    ------------
        Total current assets                                     3,894,235       7,408,821

Equipment, net                                                   1,078,892         435,061
Licenses, net                                                      491,572         517,445
Other assets                                                        27,429          28,855
                                                              ------------    ------------
       Total assets                                           $  5,592,128    $  8,390,182
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of note payable, bank                  $    203,498    $       --
    Accounts payable and accrued liabilities                       191,954         538,010
    Due to related parties                                            --            51,725
    Deferred revenue                                               200,000       2,000,000
    Current maturities of capital lease obligation                   7,934          12,775
                                                              ------------    ------------
       Total current liabilities                                   603,386       2,602,510

Capital lease obligation, less current maturities                     --             4,742

Note payable, bank, less current maturities                        796,502            --

Stockholders' equity:
    preferred stock, $.001 par value, 20,000,000 shares
       authorized, no shares issued or outstanding                    --              --
    Common stock, $.001 par value 80,000,000 shares
       authorized, 7,085,863 shares issued; 6,985,863 and
       7,085,863 outstanding in 2003 and 2002, respectively          7,086           7,086
    Additional paid-in capital                                  13,943,041      13,956,327
    Treasury stock, at cost, 100,000 shares                       (303,894)           --
    Accumulated deficit                                         (9,547,868)     (8,180,483)
    Accumulated other comprehensive loss                            (6,125)           --
                                                              ------------    ------------
       Total stockholders' equity                                4,092,240       5,782,930
                                                              ------------    ------------


Total liabilities and stockholders' equity                    $  5,492,128    $  8,390,182
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