Form 10QSB
period 2004-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2004-08-18
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(973) 972-0015

(Issuer’s telephone number)

The Issuer had 7,085,863 shares of common stock issued and 6,985,863 shares of common stock outstanding as of June 30, 2004.

BioDelivery Sciences International, Inc. and Subsidiary

Form 10-QSB

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

ASSETS
	June 30, 2004 (unaudited)	December 31, 2003
Current assets:
Cash and cash equivalents	$142,807	$525,670
Investments	285,000	2,027,652
Accounts receivable	27,145	-
Prepaid expenses and other current assets	153,262	222,490

Total current assets	608,214	2,775,812
Equipment, net	985,769	1,067,596
Licenses	458,691	477,641
Other assets, net	26,002	26,953

Total assets	$2,078,676	$4,348,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of note payable, bank	$246,813	$225,979
Accounts payable and accrued liabilities	474,205	158,148
Due to related parties	-	61,836
Deferred revenue	-	23,974
Capital lease obligation	2,371	4,742

Total current liabilities	723,389	474,679
Note payable, bank	586,521	732,354

Total liabilities	1,309,910	1,207,033

Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value 80,000,000 shares authorized, 7,085,863 issued, 6,985,863 outstanding in 2004	7,086	7,086
Additional paid-in capital	14,184,324	14,106,366
Treasury stock, at cost, 100,000 shares	(303,894)	(303,894)
Accumulated deficit	(13,119,844)	(10,668,589)
Accumulated other comprehensive gain	1,094	-

Total stockholders’ equity	768,766	3,140,969

Total liabilities and stockholders’ equity	$2,078,676	$4,348,002

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sponsored research revenues	$247,338	$255,125	$518,650	$510,250
License fees	-	600,000	-	1,200,000

	247,338	855,125	518,650	1,710,250

Expenses:
Research and development	826,499	642,672	1,525,614	1,286,167
General and administrative	671,198	533,847	1,341,267	1,334,375
Stock-based compensation	45,096	9,730	77,958	23,222

Total expenses	1,542,793	1,186,249	2,944,839	2,643,764

Interest income (expense), net	(30,856)	23,994	(25,066)	54,477

Loss before income taxes	(1,326,311)	(307,130)	(2,451,255)	(879,037)
Income tax benefit (expense)	-	-	-	-

Net loss	($1,326,311)	($307,130)	($2,451,255)	($879,037)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable equity securities	1,094	(7,203)	1,094	(7,203)

Comprehensive loss	($1,325,217)	($314,333)	($2,450,161)	($886,240)

Note: Accumulated comprehensive loss consists exclusively of unrealized losses on marketable equity securities.
Net loss per common share:
Basic and diluted	($19)	($04)	($35)	($12)

Weighted average common stock shares outstanding – basic and diluted	6,985,863	7,010,566	6,985,863	7,048,007

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	-	$-	7,085,863	$7,086	($303,894)	$14,106,366	($10,668,589)	$-	$3,140,969
Issuance of common stock options	-	-	-	-	-	77,958	-	-	77,958
Unrealized gain on marketable securities		-	-	-	-	-	-	1,094	1,094
Net loss	-	-	-	-	-	-	(2,451,255)	-	(2,451,255)

Balance, March 31, 2004 (unaudited)	-	$-	7,085,863	$7,086	($303,894)	$14,184,324	($13,119,844)	$1,094	$768,767

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

C ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net loss	($2,451,255)	($879,037)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	162,016	83,696
Loss on sale of marketable securities	9,483	—
Stock-based compensation	77,958	23,222
Changes in assets and liabilities:
Accounts receivable	(27,145)	2,000,000
Prepaid expenses and other current assets	(69,288)	87,058
Accounts payable and accrued liabilities	316,057	(249,994)
Deferred revenue	(23,974)	(1,200,000)

Net cash flows from operating activities	(1,867,632)	(135,055)

Investing activities:
Purchase of equipment	(60,288)	(361,998)
Investments, net	1,734,263	(2,479,665)

Net cash flows net from investing activities	1,673,975	(2,841,663)

Financing activities:
Repayment of borrowings from related parties	(61,836)	298,676
Payment on notes and capital leases payable	(127,370)	(6,389)

Net cash flows from financing activities	(189,206)	292,287

Net change in cash and cash equivalents	(382,863)	(2,684,431)
Cash and cash equivalents at beginning of period	525,670	5,207,303

Cash and cash equivalents at end of period	$142,807	$2,522,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable equity securities	$1,094	($7,203)

Net loss	($2,451,255)	($879,037)

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

1.	Basis of presentation:

The condensed consolidated balance sheets of BioDelivery Sciences International, Inc. and its majority-owned subsidiary, Bioral Nutrient Delivery, LLC (collectively the “Company”) as of June 30, 2004, and the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented, have been made. The condensed consolidated balance sheet at December 31, 2003, has been derived from the Company’s audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s 2003 Annual Report on Form 10-KSB filed with the SEC on March 30, 2004 (“2003 Annual Report”).

The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

BND has filed a registration statement on Form SB-1 on behalf of BDSI. BDSI, as issuing security holder, may distribute as a dividend to its stockholders, upon the effectiveness of such registration statement, 3,545,431 of the Company’s Class B Membership Shares (“Class B Shares”) currently held by BDSI. The Class B Shares neither are presently nor will be listed on any exchange and will not be publicly-traded securities. No such Class B Shares have been distributed by BDSI to its stockholders as of June 30, 2004, and no assurances can be given that any distribution of Class B Shares will ever occur. Because the Company will receive no proceeds from the offering, offering costs aggregating approximately $258,000 have been expensed in the accompanying statements of operations. Total offering costs are estimated to be $350,000.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

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

In July and August 2004, certain directors of the Company exercised certain of their options to acquire shares of Company common stock and, as a result, funded approximately $275,000.

The Company is in negotiations to finalize a $1 million license agreement with Sigma-Tau S.p.A., a stockholder of the Company, which agreement shall include a $250,000 up-front payment (expected in August 2004), and the balance in milestone payments, all of which is expected to be earned in calendar 2004.

Pursuant to a license agreement, dated April 12, 2004 (the “License Agreement”), by and between the Company and Accentia, Inc. (“Accentia”), the Company has licensed a topical version of encochleated Amphotericin B to Accentia (the “Licensed Technology”). Accentia is another pharmaceutical holding company concern partly-owned by Hopkins Capital Group, LLC, which is owned and controlled by Francis E. O’Donnell, M.D., the Company’s Chairman, President and Chief Executive Officer. Using the Licensed Technology, Accentia intends to begin clinical trials for Amphotericin B, using patent rights, licensed from the Mayo Foundation for Medical Education and Research, for using any antifungal agent used to treat chronic sinusitis topically (the “Patent Rights”). Pursuant to the License Agreement, the Company is entitled to receive a twelve (12%) royalty fee (the “Royalty”) with respect to the net sales of any and all products covered by the Patent Rights and a fourteen (14%) royalty fee with respect to the net sales of an encochleated Amphotericin B with the approved indication for chronic rhinosinusitis in the USA. The Company is in discussions with Accentia for the possible purchase by Accentia of fifty (50%) of the Royalty (the “Royalty Acquisition”) in consideration of an irrevocable, one-time, up-front payment in the amount of $2.5 million. As a result, if this transaction were consummated as described above, the Company’s royalties under the License Agreement would be reduced by 50%.

Readers are cautioned that, as of the date of this Report, no definitive documentation has been entered into by the Company with respect to either the Sigma Tau or Royalty Acquisition transactions and the Company’s board of directors has not formally approved these transactions. As a result, no assurances can be given that these transactions will actually be consummated.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

5.	Licenses:

Licenses consist of the following:

	June 30, 2004	December 31, 2003
Licensing costs	$517,445	$517,445
Less accumulated amortization	(58,754)	(39,804)

	$458,691	$477,641

Estimated aggregate future amortization expense for each of the next five years and thereafter is as follows:

Year ending June 30,
2005	$34,496
2006	34,496
2007	34,496
2008	34,496
2009	34,496
Thereafter	286,211

$458,691

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

6.	Net loss per common share:

The following table reconciles the numerators and denominators of the basic and diluted income per share computations.

	Three Months Ended March 31,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss – (numerator)	($1,326,311)	($307,130)	($2,451,255)	($879,037)

Basic:
Weighted average shares outstanding (denominator)	6,985,863	7,010,566	6,985,863	7,048,007

Net loss per common share – basic	($0.19)	($0.04)	($0.35)	($0.12)

Diluted:
Weighted average shares outstanding	6,985,863	7,010,566	6,985,863	7,048,007
Effect of dilutive securities	—	—	—	—

Adjusted weighted average shares (denominator)	6,985,863	7,010,566	6,985,863	7,048,007

Net loss per common share – diluted	($0.19)	($0.04)	($0.35)	($0.12)

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

7.	Stock-based compensation (continued):

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE.

	June 30, 2004	June 30, 2003
Net loss, as reported	($2,451,255)	($879,037)

Stock-based compensation, as reported	$77,958	23,222

Stock-based compensation under fair value method	$157,250	99,788

Pro-forma net loss under fair value method	($2,530,547)	($955,603)

Net loss per share, as reported	($0.35)	($0.12)

Proforma net loss per share under fair value method	($0.36)	($0.13)

8.	National Institutes of Health Grant:

In 2001, the National Institutes of Health (“NIH”) awarded the Company a Small Business Innovation Research Grant (the “SBIR”), which will be utilized in research and development efforts. NIH has formally awarded the Company a 2003 grant of $989,000, 2002 grant of $814,000 and a 2001 grant of $883,972. Therefore, the Company expects to receive a total of approximately $2.8 million related to its initial application for the grant through August 2004. The initial application was for approximately $3.0 million. Due to the expected purchase of certain materials from sources outside the United States, the funding was reduced since the SBIR requires that materials be purchased from U.S. suppliers.

The grant is subject to provisions for monitoring set forth in NIH Guide for Grants and Contracts dated February 24, 2000, specifically, the NIAID Policy on Monitoring Grants Supporting Clinical Trials and Studies. The Company incurred approximately $643,000 and $279,000 of costs related to this agreement for the six months ended June 30, 2004 and 2003, respectively.

During the six-month period ended June 30, 2004 and 2003, the Company received $495,000 and $444,000, respectively, and recognized revenue of $519,000 and $444,000, respectively, from this grant. As awarded on September 19, 2001, the grant provided for reimbursement of or advances for future research and development efforts. Upon receiving funding under the grant and utilizing the funds as specified, no amounts are refundable.

9.	Subsequent Events:

In July and August 2004, certain directors of the Company exercised certain of their options to acquire shares of Company common stock and, as a result, funded approximately $275,000. Such directors, as a condition of their exercise, have agreed not to sell such shares of common stock for a minimum of six months from the date of exercise.

On August 3, 2004, the Company announced that it entered into a credit facility of up to $4 million (the “Facility”) with Hopkins Capital Group II, LLC (“HCG II”). The Facility allows the Company to make drawdowns when needed, and Facility proceeds may be used by the Company in its discretion, including for general corporate purposes. Pursuant to the terms of the Facility, HCG II may convert, at maturity of the Facility or thereafter, any amount of principal and accrued interest outstanding under the Facility into shares of Company common stock at $4.25 per share.

On August 10, 2004, the Company announced that it entered into a definitive agreement to acquire all of the capital stock of Arius Pharmaceuticals, Inc., a Delaware corporation (“Arius”). As part of the transaction, the Company will issue to the former stockholders of Arius consideration comprised of an aggregate of 1,647,059 shares of a newly designated, non-voting and non-interest bearing, series of convertible preferred stock.

At conversion, the preferred shares will be converted to Company common stock. The closing of the acquisition of Arius is subject to customary and certain other specific conditions set forth in the agreement and plan of merger and reorganization and is expected to occur by August 24, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

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

For the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Sponsored Research Revenue. During the six-month period ended June 30, 2004, we reported $519,000 of sponsored research revenues from a grant from the National Institutes of Health. In the prior year, revenue aggregating $444,000 was derived from the grant and $66,250 from a collaborative research agreement.

License Fee Revenues. During December 2002, the Company entered into a licensing agreement with a company (which is a shareholder), which included an up-front non-refundable payment of $2 million, which was received in January 2003. The Company deferred the revenue and recognized $1.2 million over the first six months of 2003 and the balance through October 2003. There were no licensing revenues in 2004.

Research and Development. Research and development expenses of approximately $1,526,000 and $1,286,000 were incurred during the six-month periods ended June 30, 2004 and 2003, respectively. Research and development expenses generally include: salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation, a portion of overhead operating expenses and other costs directly related to the development and application of the Bioral™ cochleate drug delivery technology.

General and Administrative Expense. General and administrative expenses of approximately $1,341,000 and $1,334,000 were incurred in the six-month periods ended June 30, 2004 and 2003, respectively. These expenses are principally comprised of legal and professional fees, patent costs, and other costs including office supplies, conferences, travel costs, salaries, website update and development, and other business development costs. Furthermore, expenses include approximately $147,000 and $180,000 of expenses related to BND operating activities including offering costs. Stock-based compensation costs of approximately $78,000 in 2004 were associated with options issued during the period.

Interest Income (Expense). Interest income (expense) for the periods ended June 30, 2004 and 2003 was principally comprised of earnings from invested cash offset by interest expense on the equipment note payable and capital leases payable.

Income Taxes. While net operating losses were generated during the six month periods ended June 30, 2004 and 2003, we did not recognize any benefit associated with these losses, as all related deferred tax assets have been fully reserved. Financial Accounting Standard Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance and our reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Other comprehensive loss Other comprehensive loss in 2003 consists exclusively of unrealized losses on marketable equity securities held for sale. At June 2004 all marketable equity securities had been substantially sold and minimal unrealized gains existed at that date.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sale of our securities. From inception through June 30, 2004, we raised approximately $14.1 million, net of issuance costs, through these issuances. At June 30, 2004 we had cash and cash equivalents of $428,000. At December 31, 2003, we had cash and investments totaling approximately $2.5 million. At June 30, 2003, we had approximately $5.0 million cash and (equivalents) investments.

Working capital (and working capital deficit) was approximately ($115,000) and $2,300,000 at June 30, 2004 and December 31, 2003, respectively.

In July and August 2004, certain directors exercised options to acquire 160,000 shares common stock, with net proceeds of approximately $275,000.

On August 3, 2004, the Company announced that it entered into a Facility with an affiliated entity of the Company which is controlled and partially-owned by Dr. Francis E. O’Donnell, Jr., the Company’s Chairman and CEO. The Facility allows the Company to make drawdowns when needed, and Facility proceeds may be used by the Company in its discretion, including for general corporate purposes. All debt funded from time to time under the Facility will have a stated maturity of March 31, 2006. The Company will be obligated to pay interest at the prime rate per annum on the aggregate amount of principal outstanding under the Facility. Pursuant to the terms of the Facility, HCG II may convert, at maturity of the Facility or thereafter, any amount of principal and accrued interest outstanding under the Facility into shares of Company common stock at $4.25 per share. The Facility will be subordinate to BDSI’s existing funded debt.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2004, we had an accumulated deficit of approximately $13.1 million and total stockholders’ equity of approximately $769,000 At December 31, 2003, our accumulated deficit was approximately $10.7 million and our stockholders’ equity was approximately $3.1 million.

We anticipate that cash used in operations and our investment in facilities will continue in the future as we research, develop, and, potentially, manufacture our drugs. While we believe further application of our Bioral ™ cochleate technology to other drugs will result in license agreements with manufacturers of generic and over-the-counter drugs, our plan of operations in the next 18 months is focused on our further development of the Bioral™ cochleate technology itself, as well as the development of the BEMA technology to be acquired in the acquisition of Arius Pharmaceuticals, Inc. ( expected to close in late August) as further described below, and the use of the technologies in a limited number of applications. Such plans do not include the marketing, production or sale of FDA approved products.

Pursuant to a license agreement, dated April 12, 2004, by and between the Company and Accentia, the Company has licensed a topical version of encochleated Amphotericin B to Accentia. Using the Licensed Technology, Accentia intends to begin clinical trials for Amphotericin B, using patent rights, licensed from the Mayo Foundation for Medical Education and Research, for using any antifungal agent used to treat chronic sinusitis topically. Pursuant to the License Agreement, the Company is entitled to receive a twelve percent (12%) royalty fee with respect to the net sales of any and all products covered by the Patent Rights and a fourteen percent (14%) royalty fee with respect to the net sales of an encochleated Amphotericin B with the approved indication for chronic rhinosinusitis in the United States. The Company is in discussions with Accentia regarding the possible Royalty Acquisition in consideration for an irrevocable, one-time, up-front payment in the amount of $2.5 million (See Note 4 above). As a result, if this transaction were consummated as described above, the Company’s royalties under the License Agreement would be reduced by 50%. Readers are cautioned that, as of the date of this Report, no definitive documentation has been entered into by the Company with respect to this transaction and the Company’s board of directors has not formally approved this transaction. As a result, no assurances can be given that this transaction will actually be consummated.

On August 10, 2004, the Company announced that it entered into a definitive agreement to acquire all of the capital stock of Arius. The transaction is being structured as a reorganization of Arius with and into a newly formed, wholly-owned subsidiary of the Company. As part of the transaction, the Company will issue to the former stockholders of Arius consideration comprised of an aggregate of 1,647,059 shares of a newly designated, non-voting and non-interest bearing, series of convertible preferred stock. The newly-created preferred stock will be convertible (upon the satisfaction of certain conditions) into shares of Company common stock on a one for one basis. The value of the transaction was established was established based upon the $4.25 per share of the Company’s initial public offering. The preferred stock is eligible for conversion upon the earlier to occur of: (i) FDA approval of Arius’ first product or (ii) five years from the closing date. The preferred stock enjoys certain other rights and privileges. The closing of the acquisition of Arius is subject to customary and certain other specific conditions set forth in the agreement and plan of merger and reorganization and is expected to occur by August 24, 2004.

We may refinance our existing equipment debt facility with Gold Bank to a more favorable rate and extended term.

We believe that our existing cash and investments, our $4 million line of credit with Hopkins Capital Group and the proceeds from the recent exercise of director options and will be sufficient to finance our planned operations and capital expenditures through at least the next 12 months and likely longer if the acquisition of Arius is not consummated.

In addition, we believe that the cash which may be generated from the Royalty Acquisition, together with a contemplated equipment financing, pending and potential license agreements, and the net proceeds of potential equity or debt financings will allow us to potentially continue the financing of our operations. However, none of these transactions have been consummated as of the date of this Report and no assurances can be given that any such transactions will ever occur.

As a result, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we may be required to raise additional capital through a variety of sources, including:

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

ITEM 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosures.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

NOTE ON FORWARD-LOOKING STATEMENTS

The information set forth in this Report on Form 10-QSB under the sections “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Report relate to future events and expectations and as such constitute “Forward-Looking Statement” within the meaning of the Private Securities Litigation Act of 1995. The words “believes,” “anticipates,” “plans,” “expects,” and similar expressions in this report are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1 of the Form 10-KSB and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On or about April 19, 2004, the Company was named as the defendant in an action commenced by MAS Capital, Inc. in the Vanderburgh Circuit Court in the State of Indiana (Cause No. 82C01-0404 PL 280). In the lawsuit, the plaintiff seeks monetary damages from the Company in the amount of $1,575,000 based upon the allegation that MAS Capital, at the request of the Company, procured an underwriter to raise capital for the Company through an initial public offering. The Company has filed for the removal of the action from the Indiana state court to the U.S. District Court for the Southern District of Indiana. The Company has also answered the complaint, denying the material allegations asserted by the plaintiff, and the Company believes that plaintiff’s claims are without merit and intends to vigorously defend the lawsuit.

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

On June 4, 2004, the Company filed a Current Report on Form 8-K regarding its license agreement with Accentia, Inc.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 17, 2004	By:	/s/ FRANCIS E. O’DONNELL, JR.
Francis E. O’Donnell, Jr., President and Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2004	By:	/s/ JAMES A. MCNULTY
James A. McNulty, Secretary, Treasurer and Chief Financial Officer(Principal Financial Officer)

S-1