Form 10QSB/A
period 2004-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2004-09-02
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

INTRODUCTORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-QSB (the “Form10-QSB/A-2”) of BioDelivery Sciences International, Inc. (the “Company”) for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission (“SEC”) on August 18, 2004 (such quarterly report, the “Original Form 10-QSB”), is being filed solely for the purpose of amending Exhibits 31.1 and 31.2 thereto. The amendment to such exhibits is to correct a clerical error included in the original exhibit filing.

This Form 10-QSB/A-2 is being filed at the request of the Nasdaq SmallCap Stock Market to correct the Company’s Amendment No. 1 to the Original Form 10-QSB, as filed with the SEC on August 30, 2004, by adding the entire text of the Original Form 10-QSB to such amendment.

This Form 10-QSB/A-2 does not reflect events occurring after the filing of the Original Form 10-QSB, or modify or update the disclosures contained in the Original Form 10-QSB in any way other than as required to reflect the amendment set forth above. The filing of this Form 10-QSB/A-2 shall not be deemed an admission that the Original Form 10-QSB, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: September 2, 2004	By:	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 2, 2004	By:	/s/ James A. McNulty
James A. McNulty, Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer)

S-1