Form 10KSB/A
period 2004-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2005-04-29
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

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

Our Bioral® drug delivery technology encapsulates the selected drug in a nanocrystalline structure termed a “cochleate” cylinder. We also believe this technology can be applied to micronutrients for use in processed foods and beverages and personal care products. All of the components of the cochleate cylinder are naturally occurring substances. We believe that the cochleate cylinder provides an effective delivery mechanism without forming a chemical bond, or otherwise chemically altering, the drug or micronutrient. Our Bioral® drug delivery technology was developed in collaboration with The University of Medicine and Dentistry of New Jersey and the Albany Medical College (which we refer to herein as the Universities) that have each granted us the exclusive worldwide licenses under applicable patents. Our lead Bioral® formulation is an encochleated version of Amphotericin B, an anti-fungal treatment for treating systemic fungal infections. A Bioral® formulation of Amphotericin B would have the potential for oral delivery of a drug that is currently only given by intravenous injection. A second formulation for intranasal administration Amphotericin B to treat chronic rhinosinusitis is now in development. In April 2004, we licensed this second product to Accentia Biopharmaceuticals, Inc., or Accentia, for the use in the treatment of chronic rhinosinusitis, or CRS, and asthma. We have also explored the creation of cochleate formulations of important nutrients, which we have prepared in kilogram quantities using standard manufacturing processes. We believe these preparations may stabilize the encochleated micronutrients during food processing and may enhance the shelf life of the end product.

Our BEMA™ drug delivery technology consists of a dissolvable, dime-sized polymer disc for application to mucosal (inner lining of cheek) membranes. BEMA™ discs deliver a rapid, reliable dose of drug across mucous membranes for time-critical conditions like breakthrough cancer pain, or trauma cases where intravenous lines or injections are unavailable or not practical. Our lead BEMA™ product under development is BEMA™ fentanyl, a treatment for “breakthrough” cancer pain. This product is projected to enter into Phase III trials for breakthrough cancer pain in the second half 2005. A follow on product, BEMA™ Long Acting Analgesic, is also under development. This is a BEMA™ formulation of an already approved product in the U.S. that will target a broader range of pain conditions including post operative and chronic pain due to osteoarthritis, lower back disorders and rheumatoid arthritis. We intend to submit an Investigational New Drug Application, or IND, and enter BEMA™ Long Acting Analgesic into clinical trials in the second half of 2005. Arius licenses the BEMA™ drug delivery technology on a worldwide exclusive basis from Atrix Laboratories, Inc. (now a wholly-owned subsidiary of QLT Inc.), which we refer to herein as Atrix.

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

The stock purchase agreement with Sigma-Tau provides for the acquisition by Sigma-Tau, upon the occurrence of specified developmental milestones associated with the license, of additional unregistered shares of our common stock, up to an aggregate potential of $1.5 million worth of such shares. These milestones lead up to and include the submission of product INDs by Sigma-Tau Pharma for one or more of the four subject encochleated compounds. Sigma-Tau, through other holding entities, is currently a stockholder of our company. In addition to the milestone payments, we will receive a royalty on future sales of each of the four products which may arise from the encochleated compounds.

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

We are presently dedicating most of our corporate resources toward the development and commercialization of Emezine®, BEMA™ Fentanyl, Bioral® Amphotericin B and BEMA™ Long Acting Analgesic.

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

Bioral® Amphotericin B

Systemic fungal infections continue to be a major domestic and international health care problem. In the mid-1990s, Amphotericin B was the most commonly used drug to treat these infections in the United States. Amphotericin B is an established drug which is delivered intravenously. We are currently developing a Bioral® formulation of Amphotericin B for treatment of fungal infections which we expect will be for the treatment of esophageal candidiasis. We plan to submit an IND to the FDA and proceed into clinical trials in late 2005. In the last year, we have successfully sourced phosphatidylserine, or PS, from lecithin derived from soybeans rather than synthetic PS, thereby reducing the costs of goods for our delivery system. In addition, we have simplified our manufacturing approach to Bioral® Amphotericin B, thereby facilitating commercial scale-up. Also, we have changed the ratio of PS to active molecules, thus improving the efficacy while moderating costs. We are currently investigating the pharmacology and toxicology in animals. Accordingly, we estimate that the submission of our IND will be made in the fourth quarter of 2005. We estimate that the preclinical and clinical development costs of this formulation will be approximately $7.0 million.

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

According to Visiongain, a market research firm, in 2003, the global antifungal market was approximately $6 billion and is projected to grow to as much as $8 billion by 2009. Annually, there are an estimated 500,000 severe fungal infections globally for which we believe Bioral® Amphotericin B may be an appropriate treatment. Our market research indicates that Bioral® Amphotericin B may be able to achieve peak sales of approximately $400 million annually, although no assurances can be given of this estimation.

In the development of this drug, we have collaborated with the NIH, the Public Health Research Institute of New York and the University of Kentucky. Further, we have been awarded and received all funds under a grant totaling approximately $2.7 million from the NIH to support the further development of this drug formulation.

Separately, on April 12, 2004, we licensed a topical formulation of our encochleated Amphotericin B to Accentia. Accentia is commercializing technology licensed from Mayo Foundation for Medical Education and Research for the treatment of CRS and asthma on a worldwide basis. The technology consists of using low-dose topical antifungals to control the debilitating symptoms of CRS and asthma. The license agreement was amended effective June 1, 2004, then modified in September 2004 by the asset purchase agreement with Accentia describe below, and was twice amended again in 2005 to make certain clarifications. According to the terms of the license as originally entered into, Accentia was to pay us a running royalty of 12-14% on net sales of covered products in the designated field. Accentia estimates that annual prescription cost for its CRS product will be approximately $1,000 per patient. Accentia is responsible for all expenses related to the development of an encochleated BioNasal® Amphotericin B for the indication of CRS and asthma on a worldwide basis, including expenses associated with the provision of supplies, the submission of an IND and clinical trials. We shall retain world-wide rights to the oral and intravenous formulations of encochleated Amphotericin B.

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

BEMATM Technology Overview

Licensed from a third party to us through our Arius subsidiary, BEMATM stands for bioerodible mucoadhesive. BEMATM discs are the size of a dime and are composed of an adhesive layer and a non-adhesive backing layer made of polymers, with both layers capable of holding the desired drug. Upon application, the disc adheres to the mucosal surface (inner lining of the cheek) and delivers the dose of medication rapidly and efficiently, making it an excellent delivery system for time-critical conditions such as nausea, vomiting and breakthrough cancer pain, or trauma cases where IV lines or injections are unavailable or not practical. The BEMATM system permits control of two critical factors allowing for better dose to dose reproducibility: (i) the contact area for mucosal drug delivery, and (ii) the time the drug is in contact with that area, known as residence time.

In contrast to competing transmucosal delivery systems like lozenges and matrix-based delivery systems placed under the tongue or sprayed in the oral cavity, BEMATM products:

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

Emezine® and Current BEMATM Formulations In Development

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

BEMATM Fentanyl

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

We expect to submit an IND for BEMA™ Long Acting Analgesic in the second half of 2005. Entrance into clinical trials will follow immediately thereafter. We estimate that the clinical development costs of this formulation will be approximately $5.5 million.

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

•	Reckitt Benckiser Healthcare (UK) Limited. Effective January 6, 2004, Arius entered into an exclusive royalty-bearing license with Reckitt Benckiser Healthcare (UK) Limited to develop, market, and sell Reckitt’s Emezine® (buccal prochlorperazine maleate) product for the treatment of nausea and vomiting in the United States, and to use the Emezine® trademark in conjunction therewith. Under the terms of the license agreement, Arius is required to pay Reckitt: (i) an upfront licensing fee, which has been previously paid in accordance with the Reckitt agreement, (ii) an additional cash payment upon achievement of a certain developmental and regulatory milestone, and (iii) royalties on commercial sales of the licensed product. Arius will be responsible for the development of the product, including costs and expenses, and for its sale, marketing, and distribution in the United States. In addition, Arius shall be required to obtain from Reckitt, and Reckitt shall be required to supply to Arius, at Arius’ expense, all product to be sold under the license.

•	Sigma-Tau. In January 2005, we signed a definitive licensing agreement with Sigma-Tau Pharma for the application of our Bioral® nanocochleate delivery technology to formulate up to four proprietary pharmaceutical compounds currently under development by Sigma-Tau Pharma. Simultaneously with this licensing agreement, we entered into a stock purchase agreement with, and received a non-refundable upfront payment of US$250,000 from, Sigma-Tau. This upfront payment was made in consideration of unregistered shares of our common stock priced at $4.25 a share. The stock purchase agreement with Sigma-Tau provides for the acquisition by Sigma-Tau, upon the occurrence of specified developmental milestones associated with the license, of additional unregistered shares of our common stock, up to an aggregate potential of $1.5 million worth of such shares. These milestones lead up to and include the submission of product INDs by Sigma-Tau Pharma for one or more of the four subject encochleated compounds.

•	PPDI. On December 31, 2002, we entered into an agreement with PPDI, pursuant to which PPDI was granted a license to apply our Bioral® nano-delivery technology to two therapeutic products. In connection therewith, we received a $2 million up-front royalty payment. In addition, the terms of the license require additional royalty payments based on regulatory milestones and a running royalty rate based on worldwide sales.

•	Potential siRNA Partner. We have entered into a pre-evaluation agreement with a major pharmaceutical company focusing on siRNA targets. The goal of the agreement is to generate proof of concept of the ability of our nanochocleates to successfully formulate the siRNA targets. After proof of concept is achieved, the agreement has an option to progress these targets to therapeutics at which time royalties will be discussed.

•	National Institutes of Health. To investigate the properties of new antifungal cochleate formulations. Grants totaling approximately $2.7 million have been awarded to us by NIH for the development of our proposed Amphotericin B product. Additionally, we are conducting anti-fungal studies using our Bioral® drug delivery technology through NIH selected and paid contractors. The NIH has reserved broad and subjective authority over future disbursements under the grant. While no objective or specific milestones for future disbursements have been established by the NIH, we must generally demonstrate to the satisfaction of the NIH that our research and use of proceeds are consistent with the goal of developing a formulation for the oral delivery of Amphotericin B. Furthermore, we are required to submit to the NIH an annual report of activities under the grant. To date we have received all expected disbursements under the NIH grant and anticipate that no future disbursements will be made by the NIH under the terms of the grant.

•	Public Health Research Institute of New York. To investigate our proposed Amphotericin B product and other anti-fungal applications of our drug delivery technology. This relationship may involve shared expense reimbursement and shared intellectual property with regard to joint inventions.

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

As of December 31, 2001, our board of directors appointed an audit committee consisting of independent directors to review all agreements and transactions which have been entered into with related parties, as well as all future related party transactions. At the meeting the independent board members, with Dr. O’Donnell abstaining, and after seeking and reviewing advice from an independent valuation firm and inquiring about the details of the various transactions, ratified all prior related party transactions. Subsequent to this meeting, the audit committee independently ratified these agreements. During 2004, after compliance with our internal policies and procedures, we also entered into several new related party contracts. The following are the related-party agreements entered into prior to our initial public offering and subsequently:

•	Accentia Biopharmaceuticals, Inc. We have several business relationships with Accentia Biopharmaceuticals, Inc. and its affiliates. HCG, which is controlled by Dr. Frank O’Donnell, our Chairman and CEO and which owns a significant percentage of our common stock as of the date of this Report, as well as all of our Series B Convertible Preferred Stock, is a significant stockholder of Accentia. In addition, Dr. O’Donnell is also the Chairman and CEO of Accentia. Also, Alan Pearce, a member of our board of directors, is the CFO of Accentia and James A. McNulty, our Secretary, Treasurer and CFO, is the Treasurer and Corporate Secretary of Accentia.

•	Amphotericin B License. On April 12, 2004, we licensed a topical formulation of our encochleated Amphotericin B to Accentia. Accentia is commercializing technology licensed from Mayo Foundation for Medical Education and Research for the treatment of CRS and asthma on a worldwide basis. The technology consists of using low-dose topical antifungals to control the debilitating symptoms of CRS and asthma. Accentia is responsible for all expenses related to the development of an encochleated BioNasal® Amphotericin B for the indications of CRS and asthma on a worldwide basis, including expenses associated with the provision of supplies, the submission of an IND and clinical trials. We shall retain world-wide rights to the oral and intravenous formulations of encochleated Amphotericin B.

•	Arius/TEAMM Distribution Agreement. On March 17, 2004, Arius granted exclusive marketing and sales rights in the United States to TEAMM Pharmaceuticals, Inc., or TEAMM, with respect to Arius’ licensed Emezine® product for the treatment of nausea and vomiting. TEAMM is a specialty pharmaceutical company and wholly-owned subsidiary of Accentia. As part of this agreement, TEAMM has agreed to pay for the development costs of Emezine®. We received development cost reimbursements of $1.0 million in 2004 from Accentia in connection with this agreement.

•	Analytica International Market Studies. During 2004, Analytica International, a provider of research, commercialization, and communications services to the pharmaceutical and biotechnology industries and a subsidiary of Accentia, performed two market studies for us. We paid Analytica $47,800 for these reports, some of which we paid in 2005.

•	RetinaPharma Technologies, Inc. We previously entered into a license agreement with this development-stage biotechnology company to use our delivery technology in connection with their proposed nutraceutical product with potential application for macular degeneration and retinitus pigmentosa, a disease affecting the retina, and through an agreement with Tatton Technologies, LLC (which subsequently merged into RetinaPharma), certain apoptotic drugs and apoptotic naturally occurring substances to treat certain neuro-degenerative diseases. This exclusive worldwide right to use our Bioral® drug delivery technology in conjunction with their effort to develop, commercialize and manufacture their proposed products, or to sublicense to a third party, is only for the purpose of treating antiapoptotic pharmaceutical and nutraceutical treatment of retinal disease and glaucoma. These licenses shall remain in effect as long as RetinaPharma remains in compliance with the terms of the agreements. HCG, one of our significant stockholders, and Dr. Francis E. O’Donnell, Jr., our Chief Executive Officer and Chairman, are affiliated as stockholders and a director of RetinaPharma.

•	Biotech Specialty Partners, LLC. We have entered into a non-exclusive distribution agreement with Biotech Specialty Partners, LLC, or BSP, a development-stage distribution company, to market and distribute our proposed products once we have completed the commercialization of our products. Our financial arrangement with BSP requires us to sell to BSP all of our proposed products, as and when purchased by with BSP at a cost which is the lesser of:

(i)	ten percent (10%) below the lowest wholesale acquisition cost, inclusive of rebates, quantity discounts, etc.; and

(ii)	the lowest cost at which we are then selling the product(s) to any other purchaser. The term of the agreement shall be for a term of five years once a product becomes available for distribution. BSP is a start-up enterprise, which to date has not distributed any pharmaceutical products.

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

We are entitled to receive the following royalty and other payments:

•	Accentia Biopharmaceuticals, Inc. Under our license agreement with Accentia as originally entered into, Accentia was to pay us a running royalty of 12-14% on net sales in the U.S. of its CRS and asthma products in the designated field. On September 8, 2004, we entered into a definitive Asset Purchase Agreement with Accentia pursuant to which we sold to Accentia an asset consisting of a royalty revenue stream in consideration of a one-time, irrevocable cash payment of $2.5 million. The royalty revenue stream sold was a fifty percent (50%) interest in the future royalties earnable by us on sales by Accentia for products utilizing our topical formulation of our encochleated Amphotericin B for the treatment of CRS, thus effectively reducing our royalty on the sales of such CRS products by 50%. We agreed with Accentia, however, that the future royalty stream sold shall not include royalty payments that are payable by Accentia based on the sale of encochleated products exclusively intended to treat asthma, and the rights to such royalty payments, as originally set forth in the license agreement, shall remain with us.

•	TEAMM Pharmaceuticals, Inc. Under Arius’ distribution agreement with TEAMM, TEAMM: (i) has previously paid to Arius an upfront fee, (ii) has previously paid to Arius an initial milestone payment and shall in the future pay to Arius certain additional milestone payments upon achievement of certain developmental and regulatory milestones, (iii) shall support Arius’ clinical development costs with respect to such product, and (iv) shall pay royalties to Arius based on the sales of such product. In addition, Arius shall be obligated to supply TEAMM, at TEAMM’s expense, with such products for sale and promotional use. We received development cost reimbursements of $1.0 million in 2004 from Accentia in connection with this agreement.

•	RetinaPharma Technologies, Inc. We are entitled to 10% of all net revenue from the sale for the authorized use of our technology incorporated into the proposed products with potential application to various neuro-degenerative diseases. The planned RetinaPharma products are in early stage development and no sales of such products or royalty revenue therefrom is anticipated in the foreseeable future. We are also entitled to 10% of all net revenue from the sale for the authorized use of our technology incorporated into RetinaPharma’s proposed product with potential application to various neuro-degenerative diseases. This latter product (which was transferred to RetinaPharma in its merger with Tatton Technologies, LLC) is in its early stage of development and no sales of such product or royalty revenue therefrom is anticipated in the foreseeable future.

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

Patent Number	Issued	Expires	Title	Owner
EUR0722338	07/25/2001	09/30/2014	Protein - and peptide cochleate vaccines methods of immunizing using the same	The University of Medicine and Dentistry of New Jersey and Albany Medical College

US06,165,502	12/26/2000	09/11/2016	Protein-lipid vesicles and autogenous immunotherapeutic comprising the same	The University of Medicine and Dentistry of New Jersey and Albany Medical College

US06,153,217	11/28/2000	01/22/2019	Nanocochleate formulations, process of preparation and method delivery of pharmaceutical agents	BioDelivery Sciences International, Inc., The University of Medicine and Dentistry of New Jersey and Albany Medical College

US06,592,894	07/15/2003	01/22/2019	Nanocochleate formulations, process of preparation and method delivery of pharmaceutical agents	BioDelivery Sciences International, Inc., The University of Medicine and Dentistry of New Jersey and Albany Medical College

AUS722647	11/23/2000	09/02/2017	Protein-lipid vesicles and autogenous immunotherapeutic comprising the same	The University of Medicine and Dentistry of New Jersey and Albany Medical College

Patent Number	Issued	Expires	Title	Owner
US05,994,318	11/30/1999	11/24/2015	Cochleate delivery vehicles	The University of Medicine and Dentistry of New Jersey and Albany Medical College

EUR 812209	05/06/2004	02/22/2016	Cochleate delivery vehicles for biologically relevant molecules	The University of Medicine and Dentistry of New Jersey and Albany Medical College

CA 2,246,754	10/22/2002	02/21/2017	Cochleate delivery vehicles	The University of Medicine and Dentistry of New Jersey and Albany Medical College

US05,840,707	11/24/1998	11/24/2015	Stabilizing and delivery means of biological molecules	The University of Medicine and Dentistry of New Jersey and Albany Medical College

US05,834,015	11/10/1998	9/11/2016	Protein-lipid vesicles and autogenous immunotherapeutic comprising the same	The University of Medicine and Dentistry of New Jersey and Albany Medical College

AUS689505	02/02/1998	09/30/2014	Protein - or peptide - cochleate immunotherapeutics and methods of immunizing using the same	The University of Medicine and Dentistry of New Jersey and Albany Medical College

US05,643,574	07/01/1997	07/01/2014	Protein - or peptide - cochleate immunotherapeutics methods of immunizing using the same	The University of Medicine and Dentistry of New Jersey and Albany Medical College

US04,871,488	10/03/1989	10/03/2006	Reconstituting viral glycoproteins into large phospholipid vesicles	Albany Medical College

US04,663,161	05/05/1987	04/22/2005	Liposome methods and compositions	Albany Medical College

Through Arius, we license from Atrix the following U.S. and foreign patents and patent applications relating to the BEMATM technology:

Application Number	Country	Application Date	Patent Number	Grant Date	Expiration Date	Title
08/734,519	US	10/18/1996	5,800,832	09/01/1998	10/18/2016	Bioerodable Film for Delivery of Pharmaceutical Compounds to Mucosal Surfaces

Application Number	Country	Application Date	Patent Number	Grant Date	Expiration Date	Title
09/144,827	US	09/01/1998	6,159,498	12/12/2000	10/18/2006	(same as above)
09/069,703	US	04/29/1998	Pending			Pharmaceutical Carrier Device Suitable for Delivery of Pharmaceutical Compounds to Mucosal Surfaces
09/684,682	US	10/04/2000	Pending			(same as above)
10/962,833	US	10/12/2004	Pending			(same as above)
10/763,063	US	01/22/2004	Pending			Bioerodible Film for Delivery of Pharmaceutical Compounds to Mucosal Surfaces
10/706,603	US	11/12/2003	Pending			Adhesive Bioerodible Ocular Drug Delivery System
60/495,356	US	08/15/2003				Adhesive Bioerodible Transmucosal Drug Delivery System
US97/18605	PCT	10/16/1997	N/A	N/A	N/A	Pharmaceutical Carrier Device Suitable for Delivery of Pharmaceutical Compounds to Mucosal Surfaces
4757497	Australia	10/16/1997	729516	05/17/2001	10/16/2017	(same as above)
2,268,187	Canada	10/16/1997	Pending		10/16/2017	(same as above)
2001508037	Japan	10/16/1997	Pending		10/16/2017	(same as above)
9791047	EP*	10/16/1997	0973497	12/11/02	10/16/2017	(same as above)
US99/09378	PCT	04/29/1999	N/A	N/A	N/A	(same as above)
3967899	Australia	04/29/1999	746339		04/29/2019	(same as above)
2,329,128	Canada	04/29/1999	Pending		04/29/2019	(same as above)
2002512950	Japan	04/29/1999	Pending		04/29/2019	(same as above)
99922753	EP	04/29/1999	1079813	02/09/05	04/29/2019	(same as above)
10/121,430	US	04/11/2002	Pending			Process for Loading a Drug Delivery Device
US03/11313	PCT	04/11/2003	N/A	N/A	N/A	(same as above)

*	Validated in the following European countries: Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Greece, Ireland, Italy, Netherlands, Sweden.

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

Dr. O’Donnell, who is an executive officer, on our board of directors and also is a substantial beneficial owner of our securities, including all of our outstanding shares of Series B Preferred, has a financial interest in a number of other companies which have business relationships with us. These companies include Accentia, RetinaPharma Technologies, Inc., Biotechnology Specialty Partners, Inc, and American Prescription Partners, Inc. We have entered into license agreements with Accentia and RetinaPharma International, Inc. with regard to proposed products incorporating our Bioral® technology. We have entered into a non-exclusive distribution with Biotechnology Specialty Partners, Inc. Each of these business arrangements was approved (with Dr. O’Donnell abstaining) by our Board of Directors and our predecessor’s board of directors. These agreements or any future agreements may involve conflicting interests between our interests, the interests of the other entities and Dr. O’Donnell.

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

Item 2. Description of Property.

In early 2005, we relocated our principal executive offices to Arius’ offices in Morrisville, North Carolina. Arius’ lease for this approximately 2000 square foot space terminates in September 2007. Rental payment due on this space are: (i) from February 1, 2005 through September 30, 2005, $2,733.50 per month; (ii) From October 1, 2005 through September 30, 2006, $2,816.33 per month; and (ii) from October 1, 2006 through September 30, 2007, $2,900.82 per month. The landlord for this space is Pizzagalli Properties, LLC. We believe this space is presently adequate for use as our principal executive office.

We conduct our research operations a single site located on the campus of UMDNJ. Pursuant to a five year lease agreement with UMDNJ ending December 31, 2005, we occupy a total of approximately 8,000 square feet. The monthly rent was $3,340 in 2001, $3,840 in 2002, $4,340 in 2003, $4,840 in 2004 and is $5,340 in 2005 plus agreed payments for graduate student assistants, two BDSI executives and supplies used by us. The payments to UMDNJ for certain executive salaries totaled $211,747 for 2004. Historically, the payments for rent and supplies have averaged approximately $75,000 annually. The terms of the lease allows us flexibility of terminating the lease arrangement and relocating to a new space better suited for our long-term space requirements. Our ability to terminate is without a penalty provided that we give prior written notice. We plan to enter into discussions with UMDNJ during 2005 regarding a possible extension or renewal of this lease. No assurances can be given that we will be able to extend or renew the lease, and we may decide to relocate, scale back and/or outsource such operations.

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

The stock purchase agreement with Sigma-Tau provides for the acquisition by Sigma-Tau, upon the occurrence of specified developmental milestones associated with the license, of additional unregistered shares of our common stock, up to an aggregate potential of $1.5 million worth of such shares. These milestones lead up to and include the submission of product INDs by Sigma-Tau Pharma for one or more of the four subject encochleated compounds. Such additional unregistered shares will be issued at the lesser of: (i) $4.25 and (ii) the average of the closing trade price of our common stock for the ten (10) trading days through and including the applicable payment date, with an absolute floor $3.38 per share. Sigma-Tau, through other holding entities, is currently a stockholder of our company. In addition to the milestone payments, we will receive a royalty on future sales of each of the four products which may arise from the encochleated compounds.

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

Research and Development Expenses. During the years ended December 31, 2004 and 2003, research and development expenses totaled $4.0 million and $2.6 million, respectively. Our scientific staff continued to work toward increased development and application of our BEMA™ and Bioral® cochleate technologies and other drug-related areas. Funding of this research was obtained through sponsored research revenue, exercise of options by directors, and funding of an equity line of credit from HCG. Research and development expenses generally include salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA™ and Bioral® drug delivery technologies. For more detail on expenditures related to our major projects currently under development, see “Major Research and Development Projects” below.

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

Major Research and Development Projects

In 2004, we dedicated most of our corporate resources to the development of Emezine®, BEMA™ Fentanyl, Bioral® Amphotericin B and BEMA™ Long Acting Analgesic. We believe that the other projects which we have identified as currently being in our pipeline (Bioral® NSAID, Bioral® Paclitaxel, Bioral® siRNA therapeutics, Subunit HIV Vaccine and Autologous HIV Vaccine) represent promising opportunities. However, we are consistently evaluating such opportunities as to whether or not (or how) to actively pursue them. As a result, due to our limited corporate resources, we are presently focusing mainly on the following four projects:

Emezine®. Through Arius, we have licensed the U.S. rights to a transmucousally delivered formulation of Emezine®, an anti-emetic product used for treating nausea and vomiting which occurs after surgeries and chemotherapy. Arius licensed Emezine® from Reckitt and we acquired this license with the Arius acquisition in August 2004. During 2004, we expended approximately $0.514 million on our efforts relating to Emezine®. In March 2005, we received notice from the FDA that it granted, under a small business exception, Arius’ request for a waiver of the FDA’s human drug application fee in connection with our pending NDA for Emezine®. We believe this fee would have been approximately $672,000. This one-time exemption represents a considerable savings to our company.

Once the NDA for Emezine® is submitted, the FDA has 60 days during which to accept the application for filing. If accepted, following Prescription Drug User Fee Act, guidelines, the FDA will have up to 8 months (10 months total) from the date of submission to review and render a decision on the application as to whether it is approvable or not. If they render it non approvable, it is likely we will have additional work to complete before resubmitting. If approved by the FDA, we anticipate an approximate 3 month period before our marketing partner, TEAMM Pharmaceuticals, a subsidiary of Accentia, will have the product in the various distribution channels for sale. This 3 month period is used to distribute product samples, provide sales training to sales staff and prepare final marketing and advertising materials based on the final labeling the FDA allows for the product. Reckitt will be responsible for manufacturing the product for distribution in the U.S.

Based on our market research, we believe that Emezine® may be able to achieve peak sales of approximately $25 million annually, on which we will receive a royalty from TEAMM Pharmaceuticals, our commercialization partner (who will also pay a royalty to Reckitt), although no assurances can be given of this estimation. We do not expect to generate any revenue from Emezine®, if ever, until at least mid 2006, if not later.

The risks to our company associated with the Emezine® project include: (i) failure of the FDA to approve our NDA or a delay in the approval process because the FDA requires additional information; (ii) if Reckitt, our manufacturing partner, fails to fulfill its obligations under their licensing and supply agreement with us; (iii) if TEAMM, our commercial partner, fails to fulfill their contractual obligations to us (including funding obligations) and (iv) if the product fails to meet sales forecasts. However, given the relatively small outlays we are actually making on this project, and given that our size of market projections regarding Emezine® are relatively small, we do not presently believe that the failure of this project, though potentially damaging to our market reputation and our stock price, among other matters, would seriously impair our potential future revenue growth.

BEMA™ Fentanyl. Through Arius, we license the BEMA™ drug delivery technology on a worldwide exclusive basis from Atrix. We acquired this license when we acquired Arius in August 2004. Our lead BEMA™ product is a formulation of the narcotic analgesic medication fentanyl. We recently announced that we received confirmation from the FDA that we will be able to utilize the FDA’s 505(b)(2) process for submission of the NDA for BEMA™ fentanyl. As a result of this guidance, we anticipate entering BEMA™ fentanyl into Phase III clinical studies in the second half of 2005. Due to the nature of treating patients with breakthrough cancer pain, our patient recruitment process for the BEMA™ fentanyl clinical program may take anywhere from 6 to 18 months. When patient recruitment is complete, it will likely take an additional 3 to 6 months, approximately, to submit our NDA. If the FDA accepts the NDA for filing, they will have up to 10 months from the date of submission to render a decision on the approvability of our application. If their decision is positive and an approval letter is granted, we anticipate launching the product 3 months from the receipt of the approval letter.

During 2004, we expended approximately $0.26 million on our efforts relating to BEMA™ fentanyl. We estimate that the clinical development costs of BEMA™ fentanyl will be approximately $5.35 million. We believe that BEMA™ fentanyl may have the potential to capture a significant share of the breakthrough cancer pain market in the U.S., which we estimate could result in annual peak sales of approximately $250 million, on which we will pay a royalty to Atrix, although no assurances can be given of this estimation. We do not expect to generate any revenue from BEMA™ fentanyl, if ever, until at least mid-2008, if not later.

The risks to our company associated with the BEMA™ fentanyl project include: (i) failure to develop an adequate formulation; (ii) inability of Atrix, our contract manufacturer, or another manufacturer, to make clinical supplies; (ii) slow patient enrollment in clinical trials; (iii) lack of funding to progress the program; (iv) failure to demonstrate efficacy in clinical trials; (v) the development of safety issues with the product, (vi) the conclusion by the FDA that the risk benefit is inadequate; (vii) the conclusion by the FDA that our submission is inadequate and additional information is required; and (viii) failure to identify a manufacturer that can meet our commercial supply requirements. The failure of the BEMA™ fentanyl project or a failure of the product to meet commercial forecasts would seriously impair our potential future revenues, as well as investor confidence and potentially our public stock price, as we believe it would be the first of our formulations with a significant market opportunity to reach market.

Bioral® Amphotericin B. We license the encochleation drug delivery technology which we use in our Amphotericin B formulation from UMDNJ. We estimate that the filing of our IND on this oral formulation of amphotericin, which we expect will be for the treatment of esophageal candidiasis, will be made in the fourth quarter of 2005. If the FDA accepts our IND, we intend to begin Phase I studies in normal volunteers immediately. These studies will assess the oral absorption of amphotericin from our cochleate formulation. Following completion of Phase I trials, we would then move into a Phase II study in patients sometime in the second half of 2006 and Phase III trials in late 2006 or 2007. A Phase III program would run approximately 18-24 months after which we would spend 3-6 months compiling and submitting the NDA. If the FDA accepts the NDA for filing, they will then have up to 10 months from the date of submission to decide whether the application is approvable. If we receive approval within this timeframe we would be prepared for a product launch within 3 months from this time. No assurances can be given that we will successfully complete any clinical phase of clinical trials.

Since 2001, we have expended approximately $2.25 million on our efforts relating to encochleated Amphotericin B (including approximately $0.75 million in 2004). We are responsible for all costs and expenses on our Bioral® Amphotericin B product. We estimate that the preclinical and clinical development costs of this formulation will be approximately $7.0 million. We have been awarded and received all funds under a grant totaling approximately $2.7 million from the NIH to support the further development of this drug formulation.

Our market research indicates that Bioral® Amphotericin B formulation may be able to achieve peak sales of approximately $400 million annually, on which we will pay a royalty to UMDNJ, although no assurances can be given of this estimation. We do not anticipate generating any revenue for Bioral® Amphoteracin B, if ever, until late 2008, if not later.

The risks to our company associated with the Bioral® Amphotericin B project include: (i) if the FDA fails to accept the IND upon first submission; (ii) the inability for contract manufacturer to make clinical supplies; (iii) Phase I studies do not show significant oral absorption of product; (iv) failure of clinical trials, including if the Phase II study shows drug is ineffective in treating the fungal infection in question; (v) if the product encounters safety issues; and (vi) lack of corporate funding to progress the program. Of the four major programs to which we are currently dedicating material resources, we believe this program has the highest risk because of the early-stage and more complex nature of the Bioral® technology (as opposed to BEMA™). However, due to the large market for anti-fungal projects, we believe the upside potential of Bioral® Amphotericin B from a commercial perspective may be significant to us. The failure of this program or a failure of the product to meet commercial forecasts would have a serious impact on long term corporate revenue and could also negatively affect other encochleation projects and investor confidence in our company (and potentially our public stock price) generally, as Bioral® Amphotericin B is our lead Bioral® product and is likely viewed as a way to validate the broader encochleation concept.

BEMA™ Long Acting Analgesic. Through Arius, we license the BEMA™ drug delivery technology on a worldwide exclusive basis from Atrix. We acquired this license when we acquired Arius in August 2004. This formulation would be our second BEMA™ analgesic product after BEMA™ fentanyl. We expect to submit an IND for BEMA™ Long Acting Analgesic in the second half of 2005. In the event that the FDA accepts this IND, we would proceed with a Phase I trial in normal volunteers whereby we would measure the blood concentrations of the product in these patients. If these concentrations meet our objectives, we would then move into our Phase III program, under which we would be treating patients who have moderate to severe pain. This pain condition may be either acute, requiring short term therapy (such as sprains and strains), or chronic (such as arthritis requiring chronic therapy). The BEMA™ Long Acting Analgesic Phase III program may take from 12-24 months, depending on the final indication patient population that we decide to evaluate and agreements with the FDA. After completing the Phase III program, it would likely take approximately 3 to 6 months to compile and submit our NDA to the FDA. After submission, the FDA will then have up to 10 months from the date of submission to render a decision on the approvability of our application. If FDA approves the application we would anticipate launching the product within 3 months of that approval.

During 2004, we did not expend any resources on our efforts relating to BEMA™ Long Acting Analgesic. We estimate that the future clinical development costs of this formulation will be approximately $5.5 million.

Due to the ability of BEMA™ Long Acting Analgesic being able to participate in all four of the key pain markets (chronic pain, post-operative pain, breakthrough malignant pain, breakthrough non-malignant pain), we believe that BEMA™ Long Acting Analgesic has the potential to achieve a 1-2% share of the total worldwide pain market which is valued at approximately $24 billion. This would translate into an estimated $250-500 million in peak annual sales, on which we will pay a royalty to Atrix, although no assurances can be given of this estimation. We do not expect to generate any revenue from BEMA™ Long Acting Analgesic, if ever, until at least late 2008, if not later.

The risks to our company associated with the BEMA™ Long Acting Analgesic project include: (i) our inability to develop a final formulation; (ii) the inability of contract manufacturer to make clinical supplies; (iii) if the FDA fails to accept the IND upon first submission; (iv) slow patient enrollment in clinical trials; (v) lack of corporate funding to progress the program; (vi) failure of clinical trials, including if the Phase III study does not show efficacy; (vii) if the product encounters safety issues; (vii) if overall composite of data from clinical trials does not support NDA submission; and (ix) even if an NDA is submitted, the failure of the FDA to approve such NDA or a delay in the approval process because the FDA requires additional information. A failure of this product, or a failure of the product to meet commercial forecasts, would have a pronounced effect on our future revenue stream and could also negatively affect investor confidence in our company and potentially our public stock price.

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

On February 22, 2005, we closed a $2.5 million secured convertible debt financing from Laurus. Net proceeds from the financing will be used primarily to support our research, development and commercialization opportunities and for general working capital purposes. We also used approximately $300,000 to retire our secured equipment bank loan with Gold Bank in connection with the closing. .

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

SUMMARY COMPENSATION TABLE*

Long Term Compensation
		Annual Compensation(1)			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	(#)	($)	($)
Francis E. O’Donnell, Jr., M.D. Chief Executive Officer and Chairman 709 The Hampton Lane Chesterfield, MO 63017	2004 2003 2002	$117,692 145,962 112,500	— — —	— — —	— — —	35,000 35,000 61,991	— — —	— — —

Mark A. Sirgo, Pharm.D. (2), President and Chief Operating Officer 3100 Stone Gap Court Raleigh, North Carolina 27612	2004 2003 2002	$62,596 — —	$31,177.90 — —	— — —	— — —	5,147 — —	— — —	— — —

Andrew L. Finn, Pharm.D. (3), Executive Vice President of Clinical Development and Regulatory Affairs 737 West Hargett Street Raleigh, NC 27603	2004 2003 2002	$62,596 — —	$28,092.04 — —	— — —	— — —	5,147 — —	— — —	— — —

James A. McNulty, Chief Financial Officer, Secretary and Treasurer 4419 W. Sevilla Street Tampa, FL 33629	2004 2003 2002	$105,866 141,769 170,922	$ — — 35,000	— — —	— — —	3,235 18,616 —	— — —	— — —

Raphael J. Mannino, Ph.D (4), Executive Vice President and Chief Scientific Officer UMDNJ New Jersey Medical School 185 South Orange Avenue, Building 4 Newark, NJ 07103	2004 2003 2002	$88,788 90,000 91,500	— 52,500 —	11,423 — —	— — —	26,176 111,449 35,423	— — —	$5,015 5,015 5,015

Susan Gould-Fogerite, Ph.D (5), Vice President and Director of Innovation and Discovery UMDNJ New Jersey Medical School 185 South Orange Avenue, Building 4 Newark, NJ 07103	2004 2003 2002	$49,408 63,494 46,660	— — —	— — —	— — —	4,295 19,438 —	— — —	$ — — —

*	Salary reflects total compensation paid to these executives.
(1)	Except as reflected in column (e) with respect to Dr. Mannino, the annual amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary reported for each named executive officer and has therefore been omitted.
(2)	Dr. Sirgo joined our company on August 24, 2004. Under his employment agreement with us, he is entitled to an annual base salary of $175,000. The amounts reflected under column (c) reflect the amount of base salary paid to him from August 24 through December 31, 2004.
(3)	Dr. Finn joined our company on August 24, 2004. Under his employment agreement with us, he is entitled to an annual base salary of $175,000. The amounts reflected under column (c) reflect the amount of base salary paid to him from August 24 through December 31, 2004.
(4)	Includes: (a) a car allowance of $6,750 and 401(k) matching of $4,673 paid in 2004 as reflected in column (e) and (b) premiums paid on “key-man” life insurance has set forth in column (i). Excludes $126,286, which funds were reimbursed by us to the University of Medicine and Dentistry of New Jersey during 2004 (pursuant to a contractual arrangement) for services rendered by Dr. Mannino to such university.

(5)	Excludes $83,524, which funds were reimbursed by us to the University of Medicine and Dentistry of New Jersey during 2004 (pursuant to a contractual arrangement) for services rendered by Dr. Gould-Fogerite to such university.

Option Grants During Year Ended December 31, 2004

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(a)	(b)	(c)		(d)		(e)	(f)		(g)
Name	Number of Securities Underlying Options/SARs Granted(#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)		Expiration Date	5%($)		10%($)
Francis E. O’Donnell, Jr.	35,000	12.04%			$2.29	August 29, 2014		$4,007.50		$8,015.00

Mark A. Sirgo	5,147	1.77%			$3.40	October 21, 2014		$874.99		$1,749.98

Andrew L. Finn	5,147	1.77%			$3.40	October 21, 2014		$874.99		$1,749.98

Raphael J. Mannino	6,176 20,000	2.12 6.887	% %	$ $	3.40 2.29	October 21, 2014 August 29, 2014	$ $	1,049.92 2,290.00	$ $	2,099.84 4,580.00

James A. McNulty	3,235	1.11%			$3.40	October 21, 2014		$549.95		$1,099.90

Susan Gould-Fogerite	4,295	1.48%			$3.40	October 21, 2014		$730.15		$1,460.30

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

•	Amphotericin B License. On April 12, 2004, we licensed a topical formulation of our encochleated Amphotericin B to Accentia. Accentia is commercializing technology licensed from Mayo Foundation for Medical Education and Research for the treatment of CRS and asthma on a worldwide basis. The license agreement was amended effective June 1, 2004, then modified in September 2004 by our asset purchase agreement with Accentia, and was twice amended again in 2005 to make certain clarifications. Accentia is responsible for all expenses related to the development of an encochleated BioNasal® Amphotericin B for the indication of CRS and asthma on a worldwide basis, including expenses associated with the provision of supplies, the submission of an IND and clinical trials. We shall retain world-wide rights to the oral and intravenous formulations of encochleated Amphotericin B.

•	Arius/TEAMM Distribution Agreement. On March 17, 2004, Arius granted exclusive marketing and sales rights in the United States to TEAMM Pharmaceuticals, Inc., or TEAMM, with respect to Arius’ licensed Emezine® product for the treatment of nausea and vomiting. TEAMM is a specialty pharmaceutical company and wholly owned subsidiary of Accentia. As part of this agreement, TEAMM has agreed to pay for the development costs of Emezine®. We received development cost reimbursements of $1.0 million in 2004 from Accentia in connection with this agreement.

•	Analytica International Market Studies. During 2004, Analytica International, a provider of research, commercialization, and communications services to the pharmaceutical and biotechnology industries and a subsidiary of Accentia, performed two market studies for us. We paid Analytica $47,800 for these reports, some of which we paid in 2005.

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

Item 13. Exhibits and Reports on Form 8-K.

The following exhibits are filed with this Report.

Number	Description
1.1	Form of Underwriting Agreement. (11)

2.1	Agreement and Plan of Merger and Reorganization, dated August 10, 2004, by and among the Company, Arius Acquisition Corp., Arius, Dr. Mark Sirgo and Dr. Andrew Finn (21)

2.2	Asset Purchase Agreement, dated September 8, 2004, by and between the Company and Accentia, Inc. (24)

3.1	Articles of Incorporation of the Company as an Indiana corporation (6)

3.2	Articles of Amendment of the Article of Incorporation as an Indiana corporation (5)

3.3	Bylaws of the Company as an Indiana corporation (6)

3.4	Articles of Incorporation of the Company after reincorporation merger into Delaware (8)

3.5	Bylaws of the Company after reincorporation merger into Delaware (8)

4.1	Form of Class A Warrant Agreement with Forms of Class A Warrant Certificate (9)

4.2	Form of Representative’s Unit Purchase Option (11)

4.3	Form of Specimen of Unit Certificate (12)

4.4	Form of Specimen of Common Stock Certificate (12)

4.5	Form of Specimen of Warrant Certificate (12)

4.6	Certificate of Designations of the Series A Non-Voting Convertible Preferred Stock of the Company, dated August 20, 2004 (21)

4.7	Certificate of Correction to the Certificate of Designations of the Series A Non-Voting Convertible Preferred Stock of the Company, dated August 25, 2004. (22)

4.8	Certificate of Correction to the Certificate of Designations of the Series A Non-Voting Convertible Preferred Stock of the Company, dated September 2, 2004 (23)

4.9	Certificate of Designations of the Series B Convertible Preferred Stock of the Company, dated September 3, 2004 (23)

4.10	Secured Convertible Term Note, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (27)

4.11	Common Stock Purchase Warrant, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (27)

10.1	Research Agreement with the University of Medicine and Dentistry of New Jersey (2)

10.2	Licensing Agreement with the University of Medicine and Dentistry of New Jersey (3)

10.3	Licensing Agreement with Albany Medical College (3)

10.4	License Agreement with BioKeys Pharmaceuticals, Inc. (8)

10.5	License Agreement with Tatton Technologies, LLC (8)

10.6	Addendum to License Agreement with Tatton Technologies, LLC (10)

10.7	License Agreement with RetinaPharma, Inc. (28)

10.8	Addendum to License Agreement with RetinaPharma, Inc. (9)

10.9	License Agreement with Biotech Specialty Partners, LLC (8)

10.10	National Institutes of Health Grant Letter (8)

10.11	Merger Agreement with BioDelivery Sciences, Inc., dated July 20, 2001 (2)

10.12	Settlement Agreement and Stock Purchase Agreement with Irving Berstein, et al. (2)

10.13	Employment Agreement with Christopher Chapman (2)

10.14	Employment Agreement with James A. McNulty (2)

10.15	Employment Agreement with Dr. Frank E. O’Donnell (10)

10.16	Confidentiality Agreement for Dr. Frank E. O’Donnell (10)

10.17	Covenant Not to Compete with Dr. Frank E. O’Donnell (10)

10.18	2001 Incentive Stock Option Plan (8)

10.19	Promissory Note for BioKeys Pharmaceuticals, Inc. dated August 22, 2001 (11)

10.20	Research Agreement with PharmaResearch Corporation (9)

10.21	Credit Facility Loan Agreement (10)

10.22	Purchase Agreement between MAS Capital, Inc. and Hopkins Capital Group II, LLC (10)

10.23	Amendment to Purchase Agreement dated March 29, 2002 (10)

10.24	Agreement between Mr. Aaron Tsai and the Company (10)

10.25	Employment Agreement with Raphael Mannino (13)

10.26	Employment Agreement with Susan Gould-Fogerite (13)

10.27	Employment Agreement with James A. McNulty (13)

10.28	Sub-License Agreement, effective as of December 31, 2002, by and between the Company and Pharmaceutical Product Development, Inc. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (14)

10.29	Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, LLC, dated January 8, 2003, by the Company, as Managing Member and the other members signatory thereto, as Class B Members. (15)

10.30	Promissory Note, dated February 13, 2003, by Bioral Nutrient Delivery, LLC in favor of the Company. (15)

10.31	First Amendment to Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, dated March 31, 2003. (17)

10.32	Sub-License Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (17)

10.33	Management Services and Administrative Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (17)

10.34	Distribution Agent Agreement, effective June 1, 2003, by and between Kashner Davidson Securities Corporation and Bioral Nutrient Delivery, LLC (17)

10.35	Amended and Restated Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, LLC, dated October 1, 2003, by the Company, as Managing Member (18)

10.35	First Amendment to Sub-License Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (18)

10.36	First Amendment to Management Services and Administrative Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (18)

10.37	Evaluation Agreement and Option to License, dated September 5, 2002 by and between the Company and ***** (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (18)

10.38	License Agreement, dated effective April 12, 2004, between the Company and Accentia, Inc. (19)

10.39	Amendment to License Agreement, dated effective June 1, 2004, between the Company and Accentia, Inc. (19)

10.40	Facility Loan Agreement, dated effective August 2, 2004, between the Company and Hopkins Capital Group II, LLC (20)

10.41	Binding Letter of Intent and Termination Agreement, dated August 23, 2004, between Hopkins Capital Group II, LLC and the Company (22)

10.42	Registration Rights Agreement, dated August 24, 2004, by and among the Company and the former stockholders of Arius (22)

10.43	Employment Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (22)

10.44	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (22)

10.45	Employment Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (22)

10.46	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (22)

10.47	Voting Agreement, dated August 24, 2004, by Mark A. Sirgo and Andrew L. Finn in favor of the Company (22)

10.48	Voting Agreement, dated August 24, 2004, by certain stockholders of the Company in favor of the Company, Mark A. Sirgo and Andrew L. Finn (22)

10.49	Loan Agreement, dated April 22, 2003, by and between the Company and Gold Bank (22)

10.50	Security Agreement, dated April 22, 2003, by and between the Company and Gold Bank (22)

10.51	Limited Waiver and Forbearance Agreement, dated effective May 14, 2004, by and between the Company and Gold Bank (22)

10.52	Equity Line of Credit Agreement, dated September 3, 2004, by and between the Company and Hopkins Capital Group II, LLC (23)

10.53	Common Stock Purchase Agreement, dated January 20, 2005, between BDSI and Sigma Tau Finanziaria S.p.A. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (25)

10.54	Licensing Agreement, dated January 20, 2005, between the Company and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (25)

10.55	First Amendment to Employment Agreement, dated January 31, 2005, by and between the Company and Francis E. O’Donnell, Jr. (26)

10.56	Securities Purchase Agreement, dated February 22, 2005, by and between the Company and Laurus Master Fund, Ltd. (27)

10.57	Registration Rights Agreement, dated February 22, 2005, by and between the Company and Laurus Master Fund, Ltd. (27)

10.58	Subsidiary Guaranty, dated February 22, 2005, by Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.59	Master Security Agreement, dated February 22, 2005, by and among the Company, Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.60	Stock Pledge Agreement, dated February 22, 2005, by and among the Company, Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.61	Grant of Security Interest in Patents and Trademarks, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (27)

10.62	Control Agreement Regarding Limited Liability Company Interests, dated February 22, 2005, by and among the Company and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.63	Letter Amendment to License Agreement, dated March 28, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (*)

10.64	Letter Amendment to License Agreement, dated April 25, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (*)

20.1	Code of Ethical Conduct of the Registrant (29)

21.1	Subsidiaries of the Registrant (+)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

*	Filed herewith
+	Previously filed
**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(2)	Previously filed with Form 10QSB, for the quarter ended March 31, 2001.
(3)	Previously filed with Form 10KSB, for the fiscal year ended December 31, 2000 filed on August 15, 2001.
(5)	Previously filed with Form 8K filed October 26, 2000 under our prior name of MAS Acquisition XXIII Corp.
(6)	Previously filed with Form 10SB filed January 18, 2000 under our prior name of MAS Acquisition XXIII Corp.
(8)	Previously filed with Form SB-2, Amendment No. 2, February 1, 2002.
(9)	Previously filed with Form SB-2, Amendment No. 3, March 26, 2002.
(10)	Previously filed with Form SB-2, Amendment No. 4, April 29, 2002.
(11)	Previously filed with Form SB-2, Amendment No. 5, May 23, 2002.
(12)	Previously filed with Form SB-2, Amendment No. 6, June 24, 2002.
(13)	Previously filed with Form 10-QSB, November 15, 2002.
(14)	Previously filed with Form 8-K, January 7, 2003.
(15)	Previously filed with Form 8-K, February 26, 2003.
(16)	Previously filed with Form 8-K, April 25, 2003.
(17)	Previously filed with Form 10-QSB/A, September 2, 2003.
(18)	Previously filed with Form 8-K, November 19, 2003.
(19)	Previously filed with Form 8-K, June 4, 2004.
(20)	Previously filed with Form 8-K, August 6, 2004.
(21)	Previously filed with Form 8-K, August 12, 2004.
(22)	Previously filed with Form 8-K, August 26, 2004.
(23)	Previously filed with Form 8-K, September 8, 2004.
(24)	Previously filed with Form 8-K, September 8, 2004.
(25)	Previously filed with Form 8-K, January 24, 2005.
(26)	Previously filed with Form 8-K, February 3, 2005.
(27)	Previously filed with Form 8-K, February 25, 2005.
(28)	Previously field with Form 10-KSB, March 28, 2003.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Series A Preferred Stock		Series B Preferred stock				Additional	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Common Stock		Paid-In	Equity	Deficit
Balances, January 1, 2003	—	$—	—	$—	7,085,863	$7,086	$13,956,327	$—	$(8,180,483)	$5,782,930
Stock-based compensation	—	—	—	—	—	—	200,039	—	—	200,039
Stock offering costs	—	—	—	—	—	—	(50,000)	—	—	(50,000)
Purchase of treasury stock	—	—	—	—	—	—	—	(303,894)	—	(303,894)
Net loss	—	—	—	—	—	—	—	—	(2,488,106)	(2,488,106)

Balances, December 31, 2003	—	—	—	—	7,085,863	7,086	14,106,366	(303,894)	(10,668,589)	3,140,969
Stock-based compensation	—	—	—	—	—	—	263,798	—	—	263,798
Exercise of stock options	—	—	—	—	160,000	160	271,840	—	—	272,000
Series A Preferred Stock issuance in connection with business acquisition	1,647,059	3,705,883	—	—	—	—	—	—	—	3,705,883
Issuance of Series B Preferred Stock for cash	—	—	341,176	1,450,000	—	—	—	—	—	1,450,000
Series B Preferred Dividends	—	—	—	—	—	—	(22,303)	—	—	(22,303)
Net loss	—	—	—	—	—	—	—	—	(2,826,515)	(2,826,515)

Balances, December 31, 2004	1,647,059	$3,705,883	341,176	$1,450,000	7,245,863	$7,246	$14,619,701	$(303,894)	$(13,495,104)	$5,983,832

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

In April 2004, the Company entered into a sublicensing agreement (the “Accentia License Agreement”) with Accentia Biopharmaceuticals, Inc., f/k/a Accentia, Inc. (“Accentia”), a related company, pursuant to which the Company was entitled to a 12% to 14% royalty stream from an oral compound for the treatment of chronic rhinosinusitus. Under the terms of the Accentia License Agreement, all development costs are paid by Accentia. The Company is entitled to that royalty stream based on its application of encochleated technology to licensed drugs. In September 2004, in part to address the Company’s liquidity, the Company entered into an asset purchase agreement with Accentia whereby the Company sold to Accentia an asset consisting of 50% of a portion of the future revenue stream under the Accentia License Agreement (and a resulting reduction of future royalty payments) for a one-time non-refundable payment of $2.5 million. The Company has no ongoing material monetary obligations under the agreement or its asset purchase agreement with Accentia, and the Company has subsequently clarified with Accentia the actual original agreement between the parties regarding Accentia’s payment obligations. As such, the $2.5 million, which was paid in September, is recognized as “other income” in the 2004 financial statements.

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

The Arius acquisition was treated as a business acquisition as opposed to an asset acquisition, pursuant to guidance provided by Statement of Financial Accounting Standard 141, Business Combinations (“SFAS 141”) and Emerging Issues Task Force Release 98-3 – Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”).

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

4.	Business acquisition (continued):

While Arius was a development stage enterprise, it was considered to be such based on an absence of a significant amount of revenue. Arius had entered into licensing arrangements which resulted in revenue recognized of $176,000 at the time of the acquisition, with deferred revenue recognizable in the future of $123,500. Pursuant to EITF 98-3, if the business involves a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors, absence of significant revenues does not preclude treatment as a business acquisition as opposed to an asset acquisition. Further, Arius possessed all elements necessary to continue to conduct normal operations and met other criteria specified in EITF 98-3 to qualify as a business acquisition.

Intangible assets acquired consisted of $1.9 million in licenses which have estimated lives of 13 years, $0.5 million in non-compete agreements which have estimated lives of 2 years and $2.7 million of purchased goodwill.

As noted above, Arius’ business focus is to develop and commercialize products for pain associated with surgery and cancer, incorporating a novel delivery system that improves the speed of onset and provides convenience to the patient and healthcare provider.

The BEMA™ technology was licensed from a third party and is associated with several products that have INDs (investigational new drug applications). As an example, one of these products is BEMA™ Fentanyl, a mucosal analgesic targeted for use in breakthrough treatment for cancer pain. The Company will sell its products containing the BEMA™ technology to wholesalers, and management’s business plan estimates significant revenues to be generated from this agreement.

The license acquired for the BEMA™ technology did not qualify as in-process research and development since the technology was licensed from a third party, Atrix, which granted the BEMA™ technology to Arius, and which grants Arius an exclusive worldwide license to utilize the technology in its developed products or license the technology to others. This license is a contract-based intangible asset and recognizable as an asset apart from goodwill in accordance with SFAS 141.

Emezine® is a special delivery anti-emetic, which is used to treat nausea and vomiting that may result from chemotherapy and other surgical procedures. The Company, through Arius, has finalized a product distribution agreement for Emezine®, which will generate royalties once product development is complete.

Emezine® is a product that has substance and is a project that is measurable; however, because Emezine® is a new drug not yet approved by the FDA, it is incomplete, and as such, was determined to be in-process research and development based on accepted valuation methodology, specifically the AICPA Practice Aid “Assets Acquired in a Business Combination to be Used in Research and Development Activities: a Focus on Software, Electronic Devices and Pharmaceutical Industries.”

Goodwill was calculated using the residual method, and after deduction of the above values, including amounts allocable to cash and covenants not to compete, was determined to be $2.7 million, pursuant to SFAS 141.

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

Purchased in-process research and development:

As discussed above, in connection with its acquisition of Arius, the Company determined that $0.2 million of the acquisition price qualifies as purchased in-process research and development (for Emezine®), and as such, this amount was expensed as research and development expense on the acquisition date.

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

Activity related to options is as follows and excludes 2,085,000 warrants issued in connection with the 2002 public offering of securities.

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2003	1,289,383	$5.76
Granted in 2003:
Officers and Directors	205,000	3.82
Others	409,149	3.46
Forfeitures	(159,489)	6.89

Outstanding at December 31, 2003	1,744,043	4.81

Granted in 2004:
Officers and Directors	225,000	2.29
Others	132,591	3.63
Exercised	(160,000)	1.70
Forfeitures	(80.154)	2.85

Outstanding at December 31, 2004	1,861,480	$5.03

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

9.	Stockholders’ equity (continued):

Stock options (continued):

Options outstanding at December 31, 2004 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 1.00 – 5.00	1,430,480	5.5	$3.06
$ 5.01 – 10.00	201,024	2.5	$5.81
$10.01 – 15.00	114,988	1.8	$11.80
$15.01 – 20.00	114,988	1.8	$17.48

	1,861,480

Options exercisable at December 31, 2004 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 1.00 – 5.00	1,256,601	5.7	$2.98
$ 5.01 – 10.00	180,192	2.5	$5.84
$10.01 – 15.00	114,988	1.8	$11.80
$15.01 – 20.00	114,988	1.8	$17.48

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

Operating lease:

Since April 2001, the Company has leased a facility from UMDNJ (a stockholder), under an operating lease that runs through December 31, 2005. Lease expense for the years ended December 31, 2004 and 2003 was approximately $0.06 million and $0.05 million, respectively. During 2004, the Company entered into two additional operating lease agreements for office space and equipment. Related party rent expense was $0.01 million for each year presented..

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

Litigation (continued):

The Company may, from time to time, be involved in other actual or potential legal proceedings that are considered to be in the normal course of our business. Management does not believe that any of these proceedings will have a material adverse effect on the Company’s business.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: April 29, 2005	By:	/s/ Francis E. O’Donnell, Jr.
	Name:	Francis E. O’Donnell Jr.
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Francis E. O’Donnell, Jr. Francis E. O’Donnell, Jr.	Chief Executive Officer, Chairman of the Board and Director	April 29, 2005

/s/ James A. McNulty James A. McNulty	Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	April 29, 2005

/s/ Raphael J. Mannino Raphael J. Mannino	Executive Vice President, Chief Scientific Officer and Director	April 29, 2005

/s/ William B. Stone William B. Stone	Director	April 29, 2005

/s/ John J. Shea John J. Shea	Director	April 29, 2005

/s/ L.M. Stephenson L.M. Stephenson	Director	April 29, 2005

/s/ Alan Pearce Alan Pearce	Director	April 29, 2005

S-1