Form 10KSB/A
period 2004-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2005-06-10
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-KSB of BioDelivery Sciences International, Inc. (the “Company”) for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 24, 2005 (the “Original Form 10-KSB”) and as amended by that certain Amendment No. 1 thereto, filed April 29, 2005 (“Amendment No. 1”), amends and restates in its entirety Item 7 of the Original Form 10-KSB and the audited financial statements for the year ended December 31, 2004 included with the Original Form 10-KSB and Amendment No. 1.

Such audited financial statements have been amended solely in the footnotes thereto and solely to: (i) clarify that the Company has no material ongoing obligations under its license agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”) and (ii) delete certain language therein relating to management’s plans. Amendment No. 2 also adds, as an exhibit, a recent letter amendment to the Company’s license agreement with Accentia.

This Amendment No. 2 does not, except for the exhibit referred to above, reflect events occurring after the filing of the Original Form 10-KSB, or otherwise modify or update the disclosures contained in the Original Form 10-KSB in any way other than as required to reflect the amendment set forth above. The filing of this Amendment No. 2 or the previous filing of Amendment No. 1 shall not be deemed an admission that the Original Form 10-KSB, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 7. Financial Statements.

Our Consolidated Financial Statements and Notes thereto and the report of Aidman, Piser & Company, P.A., our independent registered public accounting firm, are set forth on pages F-1 through F-24 of this Report.

Item 13. Exhibits and Reports on Form 8-K.

The following exhibits are filed with this Report.

Number	Description
1.1	Form of Underwriting Agreement (11)

2.1	Agreement and Plan of Merger and Reorganization, dated August 10, 2004, by and among the Company, Arius Acquisition Corp., Arius, Dr. Mark Sirgo and Dr. Andrew Finn (21)

2.2	Asset Purchase Agreement, dated September 8, 2004, by and between the Company and Accentia, Inc. (24)

3.1	Articles of Incorporation of the Company as an Indiana corporation (6)

3.2	Articles of Amendment of the Article of Incorporation as an Indiana corporation (5)

3.3	Bylaws of the Company as an Indiana corporation (6)

3.4	Articles of Incorporation of the Company after reincorporation merger into Delaware (8)

3.5	Bylaws of the Company after reincorporation merger into Delaware (8)

4.1	Form of Class A Warrant Agreement with Forms of Class A Warrant Certificate (9)

4.2	Form of Representative’s Unit Purchase Option (11)

4.3	Form of Specimen of Unit Certificate (12)

4.4	Form of Specimen of Common Stock Certificate (12)

4.5	Form of Specimen of Warrant Certificate (12)

4.6	Certificate of Designations of the Series A Non-Voting Convertible Preferred Stock of the Company, dated August 20, 2004 (21)

4.7	Certificate of Correction to the Certificate of Designations of the Series A Non-Voting Convertible Preferred Stock of the Company, dated August 25, 2004. (22)

4.8	Certificate of Correction to the Certificate of Designations of the Series A Non-Voting Convertible Preferred Stock of the Company, dated September 2, 2004 (23)

4.9	Certificate of Designations of the Series B Convertible Preferred Stock of the Company, dated September 3, 2004 (23)

4.10	Secured Convertible Term Note, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (27)

4.11	Common Stock Purchase Warrant, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (27)

10.1	Research Agreement with the University of Medicine and Dentistry of New Jersey (2)

10.2	Licensing Agreement with the University of Medicine and Dentistry of New Jersey (3)

10.3	Licensing Agreement with Albany Medical College (3)

10.4	License Agreement with BioKeys Pharmaceuticals, Inc. (8)

10.5	License Agreement with Tatton Technologies, LLC (8)

10.6	Addendum to License Agreement with Tatton Technologies, LLC (10)

10.7	License Agreement with RetinaPharma, Inc. (28)

10.8	Addendum to License Agreement with RetinaPharma, Inc. (9)

10.9	License Agreement with Biotech Specialty Partners, LLC (8)

10.10	National Institutes of Health Grant Letter (8)

10.11	Merger Agreement with BioDelivery Sciences, Inc., dated July 20, 2001 (2)

10.12	Settlement Agreement and Stock Purchase Agreement with Irving Berstein, et al. (2)

10.13	Employment Agreement with Christopher Chapman (2)

10.14	Employment Agreement with James A. McNulty (2)

10.15	Employment Agreement with Dr. Frank E. O’Donnell (10)

10.16	Confidentiality Agreement for Dr. Frank E. O’Donnell (10)

10.17	Covenant Not to Compete with Dr. Frank E. O’Donnell (10)

10.18	2001 Incentive Stock Option Plan (8)

10.19	Promissory Note for BioKeys Pharmaceuticals, Inc. dated August 22, 2001 (11)

10.20	Research Agreement with PharmaResearch Corporation (9)

10.21	Credit Facility Loan Agreement (10)

10.22	Purchase Agreement between MAS Capital, Inc. and Hopkins Capital Group II, LLC (10)

10.23	Amendment to Purchase Agreement dated March 29, 2002 (10)

10.24	Agreement between Mr. Aaron Tsai and the Company (10)

10.25	Employment Agreement with Raphael Mannino (13)

10.26	Employment Agreement with Susan Gould-Fogerite (13)

10.27	Employment Agreement with James A. McNulty (13)

10.28	Sub-License Agreement, effective as of December 31, 2002, by and between the Company and Pharmaceutical Product Development, Inc. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (14)

10.29	Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, LLC, dated January 8, 2003, by the Company, as Managing Member and the other members signatory thereto, as Class B Members. (15)

10.30	Promissory Note, dated February 13, 2003, by Bioral Nutrient Delivery, LLC in favor of the Company. (15)

10.31	First Amendment to Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, dated March 31, 2003. (17)

10.32	Sub-License Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (17)

10.33	Management Services and Administrative Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (17)

10.34	Distribution Agent Agreement, effective June 1, 2003, by and between Kashner Davidson Securities Corporation and Bioral Nutrient Delivery, LLC (17)

10.35	Amended and Restated Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, LLC, dated October 1, 2003, by the Company, as Managing Member (18)

10.35	First Amendment to Sub-License Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (18)

10.36	First Amendment to Management Services and Administrative Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (18)

10.37	Evaluation Agreement and Option to License, dated September 5, 2002 by and between the Company and ***** (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (18)

10.38	License Agreement, dated effective April 12, 2004, between the Company and Accentia, Inc. (19)

10.39	Amendment to License Agreement, dated effective June 1, 2004, between the Company and Accentia, Inc. (19)

10.40	Facility Loan Agreement, dated effective August 2, 2004, between the Company and Hopkins Capital Group II, LLC (20)

10.41	Binding Letter of Intent and Termination Agreement, dated August 23, 2004, between Hopkins Capital Group II, LLC and the Company (22)

10.42	Registration Rights Agreement, dated August 24, 2004, by and among the Company and the former stockholders of Arius (22)

10.43	Employment Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (22)

10.44	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (22)

10.45	Employment Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (22)

10.46	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (22)

10.47	Voting Agreement, dated August 24, 2004, by Mark A. Sirgo and Andrew L. Finn in favor of the Company (22)

10.48	Voting Agreement, dated August 24, 2004, by certain stockholders of the Company in favor of the Company, Mark A. Sirgo and Andrew L. Finn (22)

10.49	Loan Agreement, dated April 22, 2003, by and between the Company and Gold Bank (22)

10.50	Security Agreement, dated April 22, 2003, by and between the Company and Gold Bank (22)

10.51	Limited Waiver and Forbearance Agreement, dated effective May 14, 2004, by and between the Company and Gold Bank (22)

10.52	Equity Line of Credit Agreement, dated September 3, 2004, by and between the Company and Hopkins Capital Group II, LLC (23)

10.53	Common Stock Purchase Agreement, dated January 20, 2005, between BDSI and Sigma Tau Finanziaria S.p.A. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (25)

10.54	Licensing Agreement, dated January 20, 2005, between the Company and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (25)

10.55	First Amendment to Employment Agreement, dated January 31, 2005, by and between the Company and Francis E. O’Donnell, Jr. (26)

10.56	Securities Purchase Agreement, dated February 22, 2005, by and between the Company and Laurus Master Fund, Ltd. (27)

10.57	Registration Rights Agreement, dated February 22, 2005, by and between the Company and Laurus Master Fund, Ltd. (27)

10.58	Subsidiary Guaranty, dated February 22, 2005, by Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.59	Master Security Agreement, dated February 22, 2005, by and among the Company, Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.60	Stock Pledge Agreement, dated February 22, 2005, by and among the Company, Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.61	Grant of Security Interest in Patents and Trademarks, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (27)

10.62	Control Agreement Regarding Limited Liability Company Interests, dated February 22, 2005, by and among the Company and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.63	Letter Amendment to License Agreement, dated March 28, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (29)

10.64	Letter Amendment to License Agreement, dated April 25, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (29)

10.65	Letter Amendment to License Agreement, dated June 6, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (*)

20.1	Code of Ethical Conduct of the Registrant (28)

21.1	Subsidiaries of the Registrant (+)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

*	Filed herewith
+	Previously filed
**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(2)	Previously filed with Form 10QSB, for the quarter ended March 31, 2001.
(3)	Previously filed with Form 10KSB, for the fiscal year ended December 31, 2000 filed on August 15, 2001.
(5)	Previously filed with Form 8K filed October 26, 2000 under our prior name of MAS Acquisition XXIII Corp.
(6)	Previously filed with Form 10SB filed January 18, 2000 under our prior name of MAS Acquisition XXIII Corp.
(8)	Previously filed with Form SB-2, Amendment No. 2, February 1, 2002.
(9)	Previously filed with Form SB-2, Amendment No. 3, March 26, 2002.
(10)	Previously filed with Form SB-2, Amendment No. 4, April 29, 2002.
(11)	Previously filed with Form SB-2, Amendment No. 5, May 23, 2002.
(12)	Previously filed with Form SB-2, Amendment No. 6, June 24, 2002.
(13)	Previously filed with Form 10-QSB, November 15, 2002.
(14)	Previously filed with Form 8-K, January 7, 2003.
(15)	Previously filed with Form 8-K, February 26, 2003.
(16)	Previously filed with Form 8-K, April 25, 2003.
(17)	Previously filed with Form 10-QSB/A, September 2, 2003.
(18)	Previously filed with Form 8-K, November 19, 2003.
(19)	Previously filed with Form 8-K, June 4, 2004.
(20)	Previously filed with Form 8-K, August 6, 2004.
(21)	Previously filed with Form 8-K, August 12, 2004.
(22)	Previously filed with Form 8-K, August 26, 2004.
(23)	Previously filed with Form 8-K, September 8, 2004.
(24)	Previously filed with Form 8-K, September 8, 2004.
(25)	Previously filed with Form 8-K, January 24, 2005.
(26)	Previously filed with Form 8-K, February 3, 2005.
(27)	Previously filed with Form 8-K, February 25, 2005.
(28)	Previously field with Form 10-KSB, March 28, 2003.
(29)	Previously field with Form 10-KSB/A, April 29, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: June 10, 2005	By:	/s/ Francis E. O’Donnell, Jr.
	Name:	Francis E. O’Donnell Jr.
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Francis E. O’Donnell, Jr. Francis E. O’Donnell, Jr.	Chief Executive Officer, Chairman of the Board and Director	June 10, 2005

/s/ James A. McNulty James A. McNulty	Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	June 10, 2005

/s/ Raphael J. Mannino Raphael J. Mannino	Executive Vice President, Chief Scientific Officer and Director	June 10, 2005

/s/ William B. Stone William B. Stone	Director	June 10, 2005

/s/ John J. Shea John J. Shea	Director	June 10, 2005

/s/ L.M. Stephenson L.M. Stephenson	Director	June 10, 2005

/s/ Alan Pearce Alan Pearce	Director	June 10, 2005

/s/ William S. Poole William S. Poole	Director	June 10, 2005

S-1

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Series A Preferred Stock		Series B Preferred stock		Common Stock		Additional Paid-In	Treasury Equity	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2003	—	$—	—	$—	7,085,862	$7,086	$13,956,327	$—	$(8,180,483)	$5,782,930

Stock-based compensation	—	—	—	—	—	—	200,039	—	—	200,039

Stock offering costs	—	—	—	—	—	—	(50,000)	—	—	(50,000)

Purchase of treasury stock	—	—	—	—	—	—	—	(303,894)	—	(303,894)

Net loss	—	—	—	—	—	—	—	—	(2,488,106)	(2,488,106)

Balances, December 31, 2003	—	—	—	—	7,085,862	7,086	14,106,366	(303,894)	(10,668,589)	3,140,969

Stock-based compensation	—	—	—	—	—	—	263,798	—	—	263,798

Exercise of stock options	—	—	—	—	160,000	160	271,840	—	—	272,000
Series A Preferred Stock issuance in connection with business acquisition	1,647,059	3,705,883	—	—	—	—	—	—	—	3,705,883

Issuance of Series B Preferred Stock for cash	—	—	341,176	1,450,000	—	—	—	—	—	1,450,000
Series B Preferred Dividends	—	—	—	—	—	—	(22,303)	—	—	(22,303)

Net loss	—	—	—	—	—	—	—	—	(2,826,515)	(2,826,515)

Balances, December 31, 2004	1,647,059	$3,705,883	341,176	$1,450,000	7,245,862	$7,246	$14,619,701	$(303,894)	$(13,495,104)	$5,983,832

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

In April 2004, the Company entered into a sublicensing agreement (the “Accentia License Agreement”) with Accentia Biopharmaceuticals, Inc., f/k/a Accentia, Inc. (“Accentia”), a related company, pursuant to which the Company was entitled to a 12% to 14% royalty stream from an oral compound for the treatment of chronic rhinosinusitus. Under the terms of the Accentia License Agreement, all development costs are paid by Accentia. The Company is entitled to that royalty stream based on its application of encochleated technology to licensed drugs. In September 2004, in part to address the Company’s liquidity, the Company entered into an asset purchase agreement with Accentia whereby the Company sold to Accentia an asset consisting of 50% of a portion of the future revenue stream under the Accentia License Agreement (and a resulting reduction of future royalty payments) for a one-time non-refundable payment of $2.5 million. The Company has no material ongoing obligations under the agreement or its asset purchase agreement with Accentia, and the Company has subsequently clarified with Accentia the actual original agreement between the parties regarding the Company’s and Accentia’s obligations. As such, the $2.5 million, which was paid in September, is recognized as “other income” in the 2004 financial statements.

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

The BEMA™ technology was licensed from a third party and is associated with several products that have INDs (investigational new drug applications). As an example, one of these products is BEMA™ Fentanyl, a mucosal analgesic targeted for use in breakthrough treatment for cancer pain. The Company will sell its products containing the BEMA™ technology to wholesalers.

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

Activity related to options is as follows and excludes 2,085,000 warrants issued in connection with the 2002 public offering of securities.

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2003	1,289,383	$5.76
Granted in 2003:
Officers and Directors	205,000	3.82
Others	409,149	3.46
Forfeitures	(159,489)	6.89

Outstanding at December 31, 2003	1,744,043	4.81

Granted in 2004:
Officers and Directors	225,000	2.29
Others	132,591	3.63
Exercised	(160,000)	1.70
Forfeitures	(80,154)	2.85

Outstanding at December 31, 2004	1,861,480	$5.03

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

9.	Stockholders’ equity (continued):

Stock options (continued):

Options outstanding at December 31, 2004 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 1.00 – 5.00	1,430,480	5.5	$3.06
$ 5.01 – 10.00	201,024	2.5	$5.81
$10.01 – 15.00	114,988	1.8	$11.80
$15.01 – 20.00	114,988	1.8	$17.48

	1,861,480

Options exercisable at December 31, 2004 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 1.00 – 5.00	1,256,601	5.7	$2.98
$ 5.01 – 10.00	180,192	2.5	$5.84
$10.01 –15.00	114,988	1.8	$11.80
$15.01 – 20.00	114,988	1.8	$17.48

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