Form 10QSB
period 2005-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2005-08-02
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(919) 653-5160

(Issuer’s telephone number)

The Issuer had 7,304,687 shares of common stock issued and 7,269,196 shares of common stock outstanding as of June 30, 2005.

BioDelivery Sciences International, Inc. and Subsidiaries

Form 10-QSB

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,790,161	$749,932
Accounts receivable	30,297	27,145
Due from related party	319,535	9,290
Prepaid expenses and other current assets	193,247	242,849

Total current assets	2,333,240	1,029,216

Equipment, net	768,405	895,294
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	2,442,171	2,417,445
Non-compete agreements	500,000	500,000
Accumulated amortization	(429,631)	(211,658)

Total other intangible assets	2,512,540	2,705,787

Other assets	823,361	24,726

Total assets	$9,152,546	$7,370,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes payable	$1,515,160	$333,333
Accounts payable and accrued liabilities	1,783,983	735,917
Due to related parties	136,026	171,327
Deferred revenue	70,361	123,311
Dividends payable	54,660	22,303

Total current liabilities	3,560,190	1,386,191
Notes payable	1,097,626	—

Total liabilities	4,657,816	1,386,191

Commitments (Note 10)	—	—

Stockholders’ equity:
Series A Preferred stock, $.001 par value; 1,647,059 shares designated, 1,647,059 issued and outstanding	3,705,883	3,705,883
Series B Preferred stock, $.001 par value, 941,177 shares designated, 341,176 shares issued and outstanding	1,450,000	1,450,000
Common stock, $.001 par value; 45,000,000 shares authorized, 7,304,687 and 7,245,863 shares issued; 7,269,196 and 7,145,863 shares outstanding in 2005 and 2004, respectively	7,305	7,246
Additional paid-in capital	17,711,893	14,619,701
Treasury stock, at cost, 35,490 and 100,000 shares, 2005 and 2004, respectively	(107,783)	(303,894)
Accumulated deficit	(18,272,568)	(13,495,104)

Total stockholders’ equity	4,494,730	5,983,832

Total liabilities and stockholders’ equity	$9,152,546	$7,370,023

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sponsored research revenues	$116,204	$247,338	$189,616	$518,650
License fees and royalties, related parties	369,464	—	383,853	—
Research fees	24,995	—	24,995	—

	510,663	247,338	598,464	518,650

Expenses:
Research and development	1,864,767	826,499	2,876,237	1,525,614
General and administrative	1,134,980	671,198	2,116,185	1,341,267
Stock-based compensation	1,735	45,096	28,715	77,958

Total expenses	3,001,482	1,542,793	5,021,137	2,944,839

Interest income (expense), net	(196,324)	(30,856)	(354,791)	(25,066)

Loss before income taxes	(2,687,143)	(1,326,311)	(4,777,464)	(2,451,255)

Income tax benefit (expense)	—	—	—	—

Net loss	(2,687,143)	(1,326,311)	(4,777,464)	(2,451,255)

Preferred stock dividends	(16,268)	—	(32,357)	—

Other comprehensive gain:
Unrealized gain on marketable equity securities	—	1,094	—	1,094

Loss attributable to common stockholders	$(2,703,411)	$(1,325,217)	$(4,809,821)	$(2,450,161)

Per share amounts, basic and diluted:
Loss attributable to common stockholders	$(0.37)	$(0.19)	$(0.66)	$(0.35)

Weighted average common stock shares outstanding – basic and diluted	7,269,196	6,985,863	7,236,856	6,985,863

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

	Series A Preferred Stock		Series B Preferred stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2005	1,647,059	$3,705,883	341,176	$1,450,000	7,245,863	$7,246	$14,619,701	$(303,894)	$(13,495,104)	$5,983,832
Stock-based compensation	—	—	—	—	—	—	8,715	—	—	8,715
Issuance of common stock	—	—	—	—	58,824	59	249,941	—	—	250,000
Issuance of treasury stock	—	—	—	—	—	—	(76,111)	196,111	—	120,000
Beneficial conversion feature of convertible debentures	—	—	—	—	—	—	1,259,744	—	—	1,259,744
Issuance of warrants with convertible debentures	—	—	—	—	—	—	1,292,002	—	—	1,292,002
Issuance of warrants for financing costs	—	—	—	—	—	—	390,258	—	—	390,258
Series B Preferred Dividends	—	—	—	—	—	—	(32,357)	—	—	(32,357)
Net loss	—	—	—	—	—	—	—	—	(4,777,464)	(4,777,464)

Balances, June 30, 2005	1,647,059	$3,705,883	341,176	$1,450,000	7,304,687	$7,305	$17,711,893	($107,783)	($18,272,568)	$4,494,730

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(4,777,464)	$(2,451,255)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses paid through the issuance of treasury stock	20,000	—
Depreciation	141,638	142,115
Amortization	295,310	19,901
Accretion of interest on convertible debentures	164,532	—
Expenses paid through issuance of warrants	84,573	—
Loss on sale of marketable securities	—	9,483
Stock-based compensation	8,715	77,958
Changes in assets and liabilities:
Accounts receivable	(303,152)	(27,145)
Prepaid expenses	49,589	69,228
Accounts payable and accrued liabilities	1,148,068	316,057
Deferred revenue	(52,950)	(23,974)

Net cash flows from operating activities	(3,221,141)	(1,867,632)

Investing activities:
Purchase of equipment	(14,750)	(60,288)
Investments, net	—	1,734,263

Net cash flows from investing activities	(14,750)	1,673,975

Financing activities:
Proceeds from issuance of common stock	250,000	—
Proceeds from convertible debentures	5,000,000	—
Repayment of borrowings from related parties	(45,547)	(61,836)
Payment on notes and capital leases	(333,333)	(127,370)
Cash paid for loan costs	(595,000)	—

Net cash flows from financing activities	4,276,120	(189,206)

Net change in cash and cash equivalents	1,040,229	(382,863)
Cash and cash equivalents at beginning of period	749,932	525,670

Cash and cash equivalents at end of period	$1,790,161	$142,807

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:

The Company accrued $32,357 in annual cumulative dividends in connection with its Series B Preferred stock through the second quarter of 2005.

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

1.	Basis of presentation:

The condensed consolidated balance sheets of BioDelivery Sciences International, Inc., together with its wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”), and its majority-owned subsidiary, Bioral Nutrient Delivery, LLC (“BND” and, collectively with Arius, the “Company”) as of June 30, 2005, and the condensed consolidated statements of operations for the six months ended June 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented, have been made. The condensed consolidated balance sheet at December 31, 2004, has been derived from the Company’s audited consolidated financial statements at that date.

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

The results of operations for the six months ended June 30, 2005, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The accompanying consolidated financial statements include the accounts of BioDelivery Sciences International, Inc. and its subsidiaries, Arius and BND. All intercompany accounts and transactions have been eliminated.

2.	Summary of significant accounting policies:

General:

The Company currently generates revenue from licensing, milestone payments and royalties, as well as from grants. Ultimately, if approval of licensed products and formulations is secured from the FDA, the Company’s goal is to augment these revenues from sales of such products and formulations, on which royalties or other fees will be paid to licensors and/or third-party collaborators. The Company is also required to make certain license payments to such licensors in accordance with applicable agreements.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

2.	Summary of significant accounting policies (continued):

Revenue Recognition (continued):

License fees are payments for the initial license of, and access to, the Company’s technologies. For nonrefundable license fees received at the initiation of license agreements for which the Company has an ongoing research and development commitment, the Company defers these fees and recognizes them ratably over the period of the related research and development. For nonrefundable license fees received under license agreements where the continued performance of future research and development services is not required, the Company recognizes revenues upon delivery of the technology.

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

Other assets:

Other assets consist principally of deferred loan costs, which are being amortized over the life of the related debt.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated resulted of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practible date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

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

During 2003, BND filed a registration statement on Form SB-1 on behalf of BDSI. In connection therewith, the Company made plans to distribute to BDSI stockholders 3,545,431 of BND’s Class B Shares, or approximately 43% of BND’s outstanding equity interests, including the Class A Shares. After having reevaluated this strategic opportunity, the Company decided in early 2005 to forego the planned distribution of Class B Shares and presently have no intention of effecting any such distribution. BND is substantially inactive at June 30, 2005.

4.	Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, through short-term borrowings, which were subsequently repaid, and from funded research arrangements. The Company has not generated revenue from the sale of any product but has generated revenues from licensing arrangements, milestone payments, and the sale of royalty rights. The Company intends to finance its research and development efforts and its working capital needs from existing cash, new sources of financing and licensing agreements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

4.	Liquidity and management’s plans (continued):

On September 3, 2004, the Company entered into an Equity Line of Credit Agreement with Hopkins Capital Group II, LLC (“HCG”), a principal stockholder of the Company which is controlled and partially-owned by the Company’s Chairman and CEO. Pursuant to the Equity Line Agreement, HCG will, at the Company’s request, invest up to $4.0 million in the Company from August 23, 2004 through March 31, 2006 in consideration of shares of a newly created class of Series B Convertible Preferred Stock (“Series B Preferred”). The Series B Preferred will be convertible at any time as of or after April 1, 2006 at a price equal to $4.25 per share. As of June 30, 2005, $1.45 million had been drawn under the Equity Line Agreement.

On February 22, 2005, the Company consummated a three year $2.5 million secured convertible debt financing from Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”). The Laurus investment takes the form of a convertible note secured by substantially all of the assets of the Company, including Arius and BND. Net proceeds from the financing were used primarily to retire the Company’s $1.0 million secured equipment loan with Gold Bank (on which approximately $300,000 was owed and was paid at the closing of the Laurus transaction) and will be used to support research and development opportunities and for general working capital purposes. Also, on May 31, 2005, the Company closed an additional $2.5 million secured convertible debt financing from Laurus. Net proceeds from this second Laurus financing will be used primarily to support the research, development and commercialization opportunities and for general working capital purposes.

In connection with the February financing, Laurus was issued a Common Stock purchase warrant to purchase up to 350,000 shares of Common Stock at a price equal to $3.88 per share. The note bears interest at the prime rate plus 2% (7.5% at February 22, 2005), but not less than 7.5%, and is payable in monthly principal and interest installments of $75,758 beginning June 1, 2005. The note is convertible, under certain conditions, into shares of Common Stock at a price equal to $3.10 per share.

Like the February 2005 financing, the May Laurus investment takes the form of a convertible note secured by substantially all of the Company’s assets. Such note has a 3-year term (subject to certain contingencies) and bears interest at a rate equal to prime plus 2% per annum. The note is convertible, under certain conditions, into shares of Common Stock at a price equal to $3.10 per share. In connection with the financing, the Company issued to Laurus an additional Common Stock purchase warrant to purchase up to 483,871 shares of Common Stock at a price equal to $3.88 per share. The Company agreed, pursuant to a registration rights agreement, to register the shares of Common Stock underlying the Laurus notes and the warrants with the SEC, and such shares have been so registered as of the date of this Report.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

4.	Liquidity and management’s plans (continued):

On June 29, 2005, the Company entered into two separate amendments to the February and May 2005 financing agreements with Laurus under which Laurus agreed to defer payments of principal under the February and May 2005 Laurus notes until December 1, 2005. In consideration of Laurus’ agreement, the Company issued to Laurus two warrants, one to purchase 22,500 shares of our Common Stock (in connection with the February amendment) and a second to purchase 7,500 shares of our Common Stock (in connection with the May amendment). In each case, such warrants are exercisable into shares of Common Stock at an exercise price of $.001 per share and expire on June 29, 2012. Except for the exercise price of the warrants, the warrants issued to Laurus in connection with the amendments are substantially similar to the warrants issued to Laurus on February 22, 2005 and May 31, 2005. The Company agreed to register the shares of Common Stock underlying the June warrants with the SEC, which registration statement was declared effective on July 11, 2005.

On July 15, 2005, the Company entered into a clinical development and license agreement with Clinical Development Capital, LLC (“CDC”) pursuant to which CDC will provide, beginning in February 2006 and subject to certain conditions, up to $7 million in funding (including a $2 million upfront payment and subsequent monthly payments) for the clinical development of the Company’s BEMA™ Fentanyl product. All funds made available under the transaction with CDC must be repaid to CDC within 60 days of FDA approval of BEMA™ Fentanyl and therefore will be accounted for by the Company as a refundable deposit. As part of the transaction with CDC, the Company issued a warrant to CDC to purchase 500,000 shares of Common Stock at $3.50 per share. Such warrant contains certain antidilution provisions with respect to certain issuances of stock (or issuance of securities convertible into stock) at a price per share less than the exercise price stated in the warrant during the six months following its issuance. Also, the number of shares for which the warrant may be exercised is subject to adjustment based on the amount of funding provided by CDC, provided the warrant shall not, in any event, be exercisable for less than 100,000 shares of Common Stock. Finally, such warrant expires after the earlier of (i) the second anniversary of the approval by the FDA of the first NDA relating to BEMA™ Fentanyl, (ii) the closing of a sale of all or substantially all of the Company’s assets or the acquisition of the Company by another entity by means of merger or other transaction as a result of which the Company’s stockholders immediately prior to such acquisition possess a minority of the voting power of the acquiring entity immediately following such acquisition, or (iii) any liquidation or winding up of the Company.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

4.	Liquidity and management’s plans (continued):

The Company’s existing cash and cash equivalents, together with available financing, including the remaining balances of the Company’s equity line of credit and the remaining balance of our NIH grant, and potential new license revenue is considered by management to be sufficient to finance the planned operations and capital expenditures through at least January 1, 2006. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, the Company anticipates it may be required to raise additional capital through a variety of sources, including:

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

5.	Goodwill and other intangible assets:

Estimated aggregate future amortization expense for other intangible assets for each of the next five years is as follows:

Year ending June 30
2006	$435,957
2007	227,624
2008	185,957
2009	185,957
2010	185,957
Thereafter	1,291,088

$2,512,540

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

6.	Notes payable:

On February 22, 2005, the Company consummated its first three-year $2.5 million secured convertible debt financing from Laurus. The Laurus investment takes the form of a convertible note secured by certain assets of the company.

On May 31, 2005, the Company consummated its second three-year $2.5 million secured convertible debt financing from Laurus. The second Laurus investment also takes the form of a convertible note secured by certain assets of the company.

The combined Laurus financing is shown on the balance sheet under the following accounts:

Principal balance of note	$5,000,000
Less reduction for:
Beneficial conversion feature	(1,259,744)
Value of warrants	(1,292,002)

Recorded at closing	2,448,254

Accretion (interest expense) through June 30, 2005	164,532

Carrying value at June 30, 2005	$2,612,786

As presented on balance sheet:
Current maturities of notes payable	$1,515,160
Notes payable	1,097,626

$2,612,786

The Company’s debt arrangements with Laurus include beneficial conversion features. Pursuant to EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the effective conversion price should be used to compute intrinsic value and allocated the proceeds based on the relative fair values of the convertible debt instrument and warrants. The 98-5 model was then applied to the amount allocated to the convertible debt and an effective conversion price was calculated and used to measure the intrinsic value of the embedded conversion options.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

6.	Notes payable (continued):

The fair value of the proceeds was allocated as follows:

February 2005 Financing
Convertible Debt	$1,945,465
Beneficial Conversion feature associated with Warrants	554,535

$2,500,000

May 2005 Financing
Convertible Debt	$1,762,533
Beneficial Conversion feature associated with Warrants	737,467

$2,500,000

The discounts on these notes is being amortized over the life of the debt using the straight-line method, which approximates the effective interest method.

7.	Stockholders’ equity:

Common stock:

During the first quarter of 2005, the Company issued 58,824 shares of Common Stock with a per share price of $4.25 for $250,000 in connection with a transaction with a strategic partner.

Treasury stock:

During the first quarter of 2005, the Company issued 64,510 shares of Treasury Stock with a per share price between $2.04 and $3.00 and a total value of $196,111. These shares satisfied $170,000 in legal fees to the Company’s attorneys.

Warrants:

The Company issued to Laurus Common Stock purchase warrants to purchase 833,871 shares of Common Stock in connection with the sale of the convertible notes described in Notes 4 and 6. The warrants have seven-year terms and can be exercised at a price of $3.88.

The Company also issued a warrant to an investment banking firm in connection with the Laurus financing to purchase 225,000 shares of Common Stock. This warrant has a four-year term and can be exercised at a price of $5.25. The fair value of this warrant, determined using the Black-Scholes model, was $554,535.

The Company issued to Laurus a Common Stock purchase warrant to purchase 30,000 shares of Common Stock in connection with the deferment of certain principal payments. The warrant has a seven-year term and can be exercised at a price of $.001.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

8.	Net loss per common share:

The Company computes loss per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The statement requires presentation of two amounts; basic and diluted loss per share. Basic loss per share is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding. Dilutive earnings per share would include all Common Stock equivalents unless anti-dilutive. The Company has not included the outstanding options, warrants, or convertible preferred stock as Common Stock equivalents because the effect would be anti-dilutive.

The following table sets forth the shares issuable upon exercise of outstanding options and warrants and conversion of debentures that is not included in the basic and diluted net loss per share available to common stockholders:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Loss-attributable to common stockholders, as reported	$(2,703,411)	$(1,325,217)	$(4,809,821)	$(2,450,161)

Net loss – (numerator)	$(2,687,143)	$(1,326,311)	$(4,777,464)	$(2,451,255)

Basic:
Weighted average shares outstanding (denominator)	7,269,196	6,985,863	7,236,856	6,985,863

Net loss per common share – basic	$(0.37)	$(0.19)	$(0.66)	$(0.35)

Diluted:
Weighted average shares outstanding	7,269,196	6,985,863	7,236,856	6,985,863

Net loss per common share – diluted	$(0.37)	$(0.19)	$(0.66)	$(0.35)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows at June 30, 2005 and 2004:

	2005	2004
Options and warrants to purchase common stock	4,976,126	3,791,777
Preferred stock (convertible to common stock)	1,988,235	—
Shares issuable for convertible debt	1,612,904	—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

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

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Loss-attributable to common stockholders, as reported	$(2,703,411)	$(1,325,217)	$(4,809,821)	$(2,450,161)

Stock-based employee compensation, as reported	$1,735	$45,096	$28,715	$77,958

Stock-based employee compensation under fair value method	$65,952	$84,742	$124,326	$157,250

Pro forma loss attributable to common stockholders under fair value method	$(2,767,628)	$(1,364,863)	$(4,925,432)	$(2,529,453)

Loss attributable to common stockholders basic and diluted:
As reported	$(0.37)	$(0.19)	$(0.66)	$(0.35)

Pro forma under fair value method	$(0.38)	$(0.20)	$(0.68)	$(0.36)

10.	National Institutes of Health Grant:

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

The grant is subject to provisions for monitoring set forth in NIH Guide for Grants and Contracts dated February 24, 2000, (specifically, the NIAID Policy on Monitoring Grants Supporting Clinical Trials and Studies). The Company incurred approximately $617,285 and $643,000 of costs related to this agreement for the six months ended June 30, 2005 and 2004, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

10.	National Institutes of Health Grant (continued):

During the six months ended June 30, 2005 and 2004, the Company received $0 and $495,000 respectively, and recognized revenue of $0 and $519,000, respectively, from this grant. These amounts are included in sponsored research revenues in the accompanying statements of operations. The grant provides for reimbursement of or advances for future research and development efforts. Upon receiving funding under the grant and utilizing the funds as specified, no amounts are refundable.

In August 2002, the NIH awarded the Company a second grant for $0.6 million over two years, which was extended to July 31, 2005, and for which an additional extension has been requested. A balance of $0.2 million remains unexpended under this grant at June 30, 2005. The Company incurred approximately $183,082 and $33,032 of costs related to this agreement for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, the Company received $189,616 and $0 respectively, and recognized revenue of $189,616 and $0, respectively, from this grant.

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

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004

Sponsored Research Revenue. During the three-month period ended June 30, 2005, the Company reported $.1 million of sponsored research revenues from a grant from the National Institutes of Health. In the prior year, revenue aggregating $.25 million was derived from an SBIR grant, which was fully funded in August 2004.

License Fee Revenues. During the three-month period ended June 30, 2005, the Company reported $0.4 million in licensing (milestone) revenue. There were no license or milestone revenues during the same period in 2004.

Royalty Revenues. During the three-month period ended June 30, 2005, the Company reported $.02 million of royalty revenue from a related company. There were no such royalties in the prior year.

Research Fee Revenues. During the three-month period ended June 30, 2005, the Company reported $.02 million of research fee revenue. There were no research fee revenues in 2004.

Research and Development. Research and development expenses of approximately $1.9 million and $.8 million were incurred during the three-month periods ended June 30, 2005 and 2004, respectively. The Company’s scientific staff continued to work toward increased development and application of our BEMA™ and Bioral® cochleate technologies and other drug-related areas. Funding of this research was obtained through sponsored research revenue, exercise of options in 2004 by directors, and funding of an equity line of credit from HCG. Research and development expenses generally include salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA™ and Bioral® drug delivery technologies.

General and Administrative Expenses. General and administrative expenses of approximately $1.1 million and $.7 million were incurred in the three-month periods ended June 30, 2005 and 2004, respectively. These expenses are principally comprised of legal and professional fees, patent costs, and other costs including office supplies, conferences, travel costs, salaries, and other business development costs. Furthermore, expenses include approximately $.02 million and $.05 million of expenses related to BND operating activities in the three months ended June 30, 2005 and 2004, respectively. BND is inactive at June 30, 2005. Nominal stock-based compensation costs in 2005 were associated with vested options during the period. Employees’ stock option grants were treated under APB 25 through December 31, 2004. The Company will adopt FAS 123 beginning in 2005 for new options granted to employees. The increase in general and administrative expenses in 2005 is primarily due to increased staffing following the acquisition of Arius, and additional legal and patent costs, partially offset by reduced costs associated with BND.

Interest Income (Expense). Interest income (expense) for the periods ended June 30, 2005 and 2004 was principally comprised of interest expense on the line of credit, notes payable and capital leases payable, and costs attributable to the February and May financings, partially offset by nominal earnings from invested cash. Interest expense in 2005 also includes amortization of loan costs associated with warrants issued to the Company’s investment banker of $0.01 million and amortization of the Laurus discount of $0.1 million.

Income Taxes. While net operating losses were generated during the three month period ended June 30, 2005, we did not recognize any benefit associated with these losses, as all related deferred tax assets have been fully reserved. Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance and our reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Other Comprehensive Gain. Other comprehensive gain in 2004 consists exclusively of unrealized gains on marketable equity securities held for sale. At June 2004, all marketable equity securities had been sold.

For the six months ended June 30, 2005 Compared to the six months ended June 30, 2004

Sponsored Research Revenue. During the six-month period ended June 30, 2005, the Company reported $.2 million of sponsored research revenues from a grant from the National Institutes of Health. In the prior year, revenue aggregating $0.5 million was derived from an SBIR grant, which was fully funded in August 2004.

License Fee Revenues. During the six-month period ended June 30, 2005, the Company reported $.4 million in licensing (milestone) revenue earned from a related party. There were no license or milestone revenues during the same period in 2004.

Royalty Revenues. During the six-month period ended June 30, 2005, the Company reported $0.03 million of royalty revenue from a related company. There were no such royalties in the prior year.

Research Fee Revenues. During the six-month period ended June 30, 2005, the Company reported $0.02 million of research fee revenue. There were no research fee revenues in 2004.

Research and Development. Research and development expenses of approximately $2.9 million and $1.5 million were incurred during the six-month periods ended June 30, 2005 and 2004, respectively. The Company’s scientific staff continued to work toward increased development and application of our BEMA™ and Bioral® cochleate technologies and other drug-related areas. Funding of this research was obtained through sponsored research revenue, exercise of options in 2004 by directors, and funding of an equity line of credit from HCG. Research and development expenses generally include salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA™ and Bioral® drug delivery technologies.

General and Administrative Expenses. General and administrative expenses of approximately $2.1 million and $1.3 million were incurred in the six-month periods ended June 30, 2005 and 2004, respectively. These expenses are principally comprised of legal and professional fees, patent costs, and other costs including office supplies, conferences, travel costs, salaries, and other business development costs. Furthermore, expenses include approximately $0.05 million and $0.1 million of expenses related to BND operating activities in the three months ended June 30, 2005 and 2004, respectively. BND is inactive at June 30, 2005. Stock-based compensation costs of $0.03 million in 2005 were associated with vested options during the period. Employees’ stock option grants were treated under APB 25 through December 31, 2004. The Company will adopt FAS 123 beginning in 2005 for new options granted to employees. The increase in general and administrative expenses in 2005 is primarily due to increased staffing following the acquisition of Arius, and additional legal and patent costs, partially offset by reduced costs associated with BND.

Interest Income (Expense). Interest income (expense) for the periods ended June 30, 2005 and 2004 was principally comprised of interest expense on the line of credit, notes payable and capital leases payable, and costs attributable to the February and May financings, partially offset by nominal earnings from invested cash. Interest expense in 2005 also includes amortization of loan costs associated with warrants issued to the Company’s investment banker of $0.01 million and amortization of the Laurus discount of $0.1 million.

Income Taxes. While net operating losses were generated during the six month period ended June 30, 2005, we did not recognize any benefit associated with these losses, as all related deferred tax assets have been fully reserved. Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance and our reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Other Comprehensive Gain. Other comprehensive gain in 2004 consists exclusively of unrealized gains on marketable equity securities held for sale. At June 2004, all marketable equity securities had been sold.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sale of our securities and loans from third parties. From inception through June 30, 2005, we raised approximately $20.9 million, net of issuance costs, through these issuances. At June 30, 2005, we had $1.8 million in cash and investments. At December 31, 2004, we had cash and investments totaling approximately $0.8 million. The adequacy of cash for our operations in continued research is dependent on, among other things, licensing opportunities we are able to negotiate in the coming year, as well as the funding of our equity line of credit, further described below, which had a balance remaining of $2.6 million at June 30, 2005.

Our working capital deficit was $1.2 million and $0.4 million at June 30, 2005 and December 31, 2004, respectively.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2005, we had an accumulated deficit of $18.3 million and total stockholders’ equity of $4.5 million. At December 31, 2004, our accumulated deficit was $13.5 million and our stockholders’ equity was approximately $6.0 million.

We anticipate that cash used in operations will increase significantly in the future as we research, develop, and, potentially, manufacture, distribute and/or sell our proposed drug formulations. While we believe further application of our BEMA™ and Bioral® cochleate technologies to other drugs will result in license agreements with manufacturers of generic and over-the-counter drugs, our plan of operations for the next 24 months will be focused primarily on the further development of the Emezine® formulation and the BEMA™ and Bioral® technologies, and the application of such technologies to a limited number of pharmaceutical products, and not on the marketing, production or sale of FDA approved products.

Our existing cash and cash equivalents, together with available financing, including the remaining balances of our existing equity line of credit and grant, and potential new license revenue, is considered by our management to be sufficient to finance the planned operations and capital expenditures through at least January 1, 2006. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we anticipate that we may be required to raise additional capital through a variety of sources, including:

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

Recent accounting pronouncements:

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated resulted of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practible date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On or about April 19, 2004, the Company was named as the defendant in an action commenced by MAS Capital Inc. in the Vanderburgh Circuit Court in the State of Indiana (Cause No. 82C01-0404 PL 280). In the lawsuit, the plaintiff seeks monetary damages from the Company in the amount of $1.575 million based upon the allegation that MAS Capital procured an underwriter to raise capital for the Company through an initial public offering. The Company has provided MAS Capital’s counsel with copies of documents executed by MAS Capital and its affiliates that the Company alleges fully release the Company. Upon MAS Capital’s refusal to dismiss the action notwithstanding the documents that fully release the Company, the Company filed an Amended Answer asserting a claim for attorneys’ fees and costs expended to defend the case, pursuant to an Indiana frivolous litigation statute. The Company also filed a motion for summary judgment on June 9, 2005, with a ruling thereon expected in late August or September 2005. The Company believes that the plaintiff’s claims are without merit and the Company intends to continue to vigorously defend the lawsuit.

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

(b) Reports on Form 8-K

On May 3, 2005, the Company filed a Current Report on Form 8-K regarding the appointment of William S. Poole to the Company’s Board of Directors and announced the resignation of Dr. Robert G. L. Shorr as a member of the Board of Directors, both effective April 28, 2005.

On June 3, 2005, the Company filed a Current Report on Form 8-K regarding the Company’s second $2.5 million secured convertible debt financing from Laurus Master Fund, Ltd.

On June 30, 2005, the Company filed a Current Report on Form 8-K regarding its amendments of its financing agreements with Laurus for deferral of principal payments.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 2, 2005	By:	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 2, 2005	By:	/s/ James A. McNulty
James A. McNulty, Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer)

S-1