Form 10KSB/A
period 2006-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2007-05-31
CIK 1103021

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to the Annual Report on Form 10-KSB of BioDelivery Sciences International, Inc. (the “Company”) for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 17, 2007 (the “Original Filing”), is being filed for the limited purpose of amending “Item 10. Executive Compensation” to the Original Filing to properly reflect, among other matters, the new compensation tables recently adopted in SEC Release Nos. 33-8732A and 33-8765 and adding an auditors consent as Exhibit 23.1.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2006, 2005 and 2004. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2006, as well as our Chairman of the Board of Directors, Francis E. O’Donnell, Jr.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary (1) ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)			Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)			Total ($)
Mark A. Sirgo, Pharm.D. President, Chief Executive Officer and Director	2006 2005 2004	$ $ $	252,617 202,366 62,596	$0 0 31,177	0 0 0	$ $ $	27,831 129,465 11,062	$ $	21,574 34,154 0	(2) (2)	0 0 0		$12,668 0 0	(5)	$ $ $	314,690 365,985 104,835
Andrew L. Finn, Pharm.D. Executive Vice President of Product Development	2006 2005 2004	$ $ $	223,902 192,471 62,596	$0 0 28,092	0 0 0	$ $ $	24,492 129,465 11,062		0 0 0		0 0 0		0 0 0		$ $ $	248,394 321,936 101,750
James A. McNulty Chief Financial Officer, Secretary and Treasurer	2006 2005 2004	$ $ $	109,355 113,670 105,866	0 0 0	0 0 0	$ $ $	12,245 84,475 6,953		0 0 0		0 0 0		0 0 0		$ $ $	121,600 198,145 112,819
Raphael J. Mannino, Ph.D Executive Vice President and Chief Scientific Officer	2006 2005 2004	$ $ $	97,841 97,171 88,788	0 0 0	0 0 0	$ $ $	23,379 25,526 13,274	$ $ $	21,574 34,154 24,646	(2) (2)	0 0 0	$ $ $	11,123 14,793 16,438	(3) (3) (3)	$ $ $	153,917 171,644 143,146
Francis E. O’Donnell, Jr., M.D. Chairman and Director	2006 2005 2004		$0 0 117,962	0 0 0	0 0 0		0 0 0	$ $ $	43,131 42,693 26,968	(4) (4) (4)	0 0 0		0 0 0		$ $ $	43,131 42,693 144,930

(1)	Except as reflected in the column under “All Other Compensation” with respect to Mr. Sirgo and Dr. Mannino, the annual amount of perquisites and other personal benefits, if any, did not exceed $10,000 of the total annual salary reported for each named executive officer and has therefore been omitted.
(2)	The compensation disclosed in this item is comprised of 20,000 stock options granted as compensation for serving as a director.
(3)	Includes: (a) a car allowance of $6,500 and 401(k) matching of $4,623 paid in 2006 and premiums paid on “key-man” life insurance. Excludes $120,000, which funds were reimbursed by us to the University of Medicine and Dentistry of New Jersey during 2006 (pursuant to a contractual arrangement) for services rendered by Dr. Mannino to such university.
(4)	The compensation disclosed in this item is comprised of 25,000 stock options granted as compensation for serving as a Chairman of the Board of Directors.
(5)	Is comprised of 401(k) matching award granted by the Company in the amount of $12,668.

Narrative Disclosure to Summary Compensation Table

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

We may terminate Dr. Sirgo’s employment agreement without cause and Dr. Sirgo may resign upon 30 days advance written notice. We may immediately terminate Dr. Sirgo’s employment agreement for Good Cause (as defined in the agreement). Upon the termination of Dr. Sirgo’s employment for any reason, Dr. Sirgo will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Dr. Sirgo is terminated during the term of the employment agreement other than for Good Cause (as defined in the employment agreement), or if Dr. Sirgo terminates his employment for Good Reason (as defined in the employment agreement), Dr. Sirgo is entitled to a lump sum severance payment equal to 1 times the sum of his annual base salary plus a pro-rata annual bonus based on his target annual bonus. In the event that such termination is within six months following a Change of Control (as defined in the employment agreement), the lump sum paid to Dr. Sirgo will equal the sum of his then current annual base salary plus an amount equal to fifty percent (50%) of his then current annual base salary, multiplied by two. In addition, Dr. Sirgo’s employment agreement will terminate prior to its scheduled expiration date in the event of Dr. Sirgo’s death or disability.

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

We may terminate the Dr. Finn’s employment agreement without cause and Dr. Finn may resign upon 30 days advance written notice. We may immediately terminate Dr. Finn’s employment agreement for Good Cause (as defined in the agreement). Upon the termination of Dr. Finn’s employment for any reason, Dr. Finn will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Dr. Finn is terminated during the term of the employment agreement other than for Good Cause (as defined in the employment agreement), or if Dr. Finn terminates his employment for Good Reason (as defined in the employment agreement), Dr. Finn is entitled to a lump sum severance payment equal to 1 times the sum of his annual base salary plus a pro-rata annual bonus based on his target annual bonus. In the event that such termination is within six months following a Change of Control (as defined in the employment agreement), the lump sum paid to Dr. Finn will equal the sum of his then current annual base salary plus an amount equal to fifty percent (50%) of his then current annual base salary, multiplied by 1.5. In addition, Dr. Finn’s employment agreement will terminate prior to its scheduled expiration date in the event of Dr. Finn’s death or disability.

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

We may terminate the Mr. McNulty’s employment agreement without cause and Mr. McNulty may resign upon 30 days advance written notice to the other party. We may immediately terminate the McNulty employment agreement for Good Cause (as defined in the employment agreement). Upon the termination of Mr. McNulty’s employment for any reason, Mr. McNulty will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Mr. McNulty is terminated during the term of his employment agreement other than for Good Cause (as defined in the employment agreement), or if Mr. McNulty terminates his employment for Good Reason (as defined in the employment agreement), Mr. McNulty is entitled to a lump sum severance payment equal to 1 times the sum of his annual base salary plus a pro-rata annual bonus based on his target annual bonus. In the event that such termination is within six months following a Change of Control (as defined in the employment agreement), the lump sum paid to Mr. McNulty will equal the sum of his then current annual base salary plus an amount equal to fifty percent (50%) of his then current annual base salary, multiplied by 1.5. In addition, the employment agreement will terminate prior to its scheduled expiration date in the event of Mr. McNulty’s death or disability.

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

We may terminate the Dr. Mannino’s employment agreement without cause and Dr. Mannino may resign upon 30 days advance written notice to the other party. We may immediately terminate Dr. Mannino’s employment agreement for Good Cause (as defined in the employment agreement). Upon the termination of Dr. Mannino’s employment for any reason, Dr. Mannino will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Dr. Mannino is terminated during the term of the his employment agreement other than for Good Cause (as defined in the employment agreement), or if Dr. Mannino terminates his employment for Good Reason (as defined in the employment agreement), Dr. Mannino is entitled to a lump sum severance payment equal to 1 times the sum of his annual base salary plus a pro-rata annual bonus based on his target annual bonus. In the event that such termination is within six months following a Change of Control (as defined in the employment agreement), the lump sum paid to Dr. Mannino will equal the sum of his then current annual base salary plus an amount equal to fifty percent (50%) of his then current annual base salary, multiplied by 1.5. In addition, the employment agreement will terminate prior to its scheduled expiration date in the event of Dr. Mannino’s death or disability.

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

Outstanding equity awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers, as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Mark A. Sirgo, Pharm.D.	20,000 16,333 22,976 3,431	— — — —	17,730 32,667 5,953 1,716	$ $ $ $	2.05 3.03 2.94 3.40	7/27/2016 12/1/2015 7/28/2015 10/21/2014	— — — —	— — — —	— — — —	— — — —
Andrew L. Finn, Pharm.D.	— 16,333 2,976 3,431	— — — —	15,603 32,667 5,953 1,716	$ $ $ $	2.05 3.03 2.94 3.40	7/27/2016 12/1/2015 7/28/2015 10/21/2014	— — — —	— — — —	— — — —	— — — —
James A. McNulty	— 3,333 8,729 2,156 18,616	— — — — —	15,603 6,667 17,460 1,079 —	$ $ $ $ $	2.05 3.03 2.94 3.40 3.83	7/27/2016 12/1/2015 7/28/2015 10/21/2014 8/14/2013	— — — — —	— — — — —	— — — — —	— — — — —
Raphael J. Mannino, Ph.D.	20,000 23,571 4,117 51,449 15,423 20,000 60,000 20,000	— — — — — — — —	14,894 7,143 2,059 — — — — —	$ $ $ $ $ $ $ $	2.05 2.94 3.40 3.83 5.50 1.70 1.63 2.29	7/27/2016 7/28/2015 10/21/2014 8/14/2013 3/6/2007 9/26/2007 1/31/2008 7/29/2014	— — — — — — — —	— — — — — — — —	— — — — — — — —	— — — — — — — —
Francis E. O’Donnell, Jr.	25,000 25,000 35,000 26,991 35,000	— — — — —	— — — — —	$ $ $ $ $	2.05 2.94 3.83 5.50 2.29	7/25/2016 7/28/2015 8/14/2013 3/6/2007 7/29/2014	— — — — —	— — — — —	— — — — —	— — — — —

(1)	Of the unvested stock options, one third of the unvested stock options will vest on July 27, 2007, another third will vest on July 27, 2008 and the remaining third will vest on July 27, 2009.
(2)	Of the unvested stock options, half of the unvested stock options will vest on December 1, 2007 and another half will vest on December 1, 2008.
(3)	Of the unvested stock options, half of the unvested stock options will vest on July 28, 2007 and another half will vest on July 28, 2008.
(4)	These unvested stock options will vest on October 21, 2007.

Outstanding Equity Awards Narrative Disclosure

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

Compensation of Directors Summary Table

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Francis E. O’Donnell, Jr. (2)	0	0	0		$26,968	0	0	$26,968

Mark A. Sirgo (3)	0	0	$27,831	(1)	$21,574	0	0	$49,405

Ralph J. Mannino (4)	0	0	$23,379	(1)	$21,574	0	0	$44,953

William B. Stone (5)	$5,000	0	0		$37,755	0	0	$42,755

John J. Shea (6)	$4,000	0	0		$37,755	0	0	$41,755

William S. Poole (7)	$3,000	0	0		$37,755	0	0	$40,755

Thomas W. D’Alonzo (8)	0	0	0		$39,909	0	0	$39,909

(1)	Options Awards paid to Executive Directors in connection with his respective employment, and not pursuant to service on the Board of Directors.
(2)	As of December 31, 2006, the outstanding stock options held by Dr. O’Donnell total 146,991, all of which have vested
(3)	As of December 31, 2006, the outstanding stock options held by Mr. Sirgo total 120,806, of which 62,740 have vested and 58,066 have not vested.
(4)	As of December 31, 2006, the outstanding stock options held by Mr. Mannino total 238,656, of which 214,560 have vested and 24,096 have not vested.
(5)	As of December 31, 2006, the outstanding stock options held by Mr. Stone total 176,911, all of which have vested.

(6)	As of December 31, 2006, the outstanding stock options held by Mr. Shea total 130,000, all of which have vested.
(7)	As of December 31, 2006, the outstanding stock options held by Mr. Poole total 70,000, all of which have vested.
(8)	As of December 31, 2006, the outstanding stock options held by Mr. D’Alonzo total 30,000 of which have vested.

Narrative to Director Compensation

As compensation for their duties, directors receive $1,000 for appearing in person at a board of directors meeting. Compensation also includes 20,000 options to purchase common stock for each year served as a director. Additionally, each director is granted 5,000 options to purchase common stock per year for serving on a committee of the board of directors and an additional 5,000 options to purchase common stock per year for serving as chairman of a committee of the board of directors. Dr. O’Donnell declined cash compensation due to him for serving of Chairman of the Board of Directors.

Item 13.	Exhibits and Reports on Form 8-K.

The following exhibits are filed with this Report.

Number	Description
1.1	Form of Underwriting Agreement for June 2002 initial public offering (11)

1.2	Form of Underwriting Agreement for September 2005 public offering (35)

2.1	Agreement and Plan of Merger and Reorganization, dated August 10, 2004, by and among the Company, Arius Acquisition Corp., Arius, Dr. Mark Sirgo and Dr. Andrew Finn (21)

2.2	Asset Purchase Agreement, dated September 8, 2004, by and between the Company and Accentia, Inc. (24)

3.1	Articles of Incorporation of the Company as an Indiana corporation (6)

3.2	Articles of Amendment of the Article of Incorporation as an Indiana corporation (5)

3.3	Bylaws of the Company as an Indiana corporation (6)

3.4	Articles of Incorporation of the Company after reincorporation merger into Delaware (8)

3.5	Bylaws of the Company after reincorporation merger into Delaware (8)

3.6	Secretary’s Certificate regarding amendments to Company’s Bylaws, dated August 23, 2005 (34)

4.1	Form of Class A Warrant Agreement with Forms of Class A Warrant Certificate (9)

4.2	Form of Representative’s Unit Purchase Option (11)

4.3	Form of Specimen of Unit Certificate (12)

4.4	Form of Specimen of Common Stock Certificate (12)

4.5	Form of Specimen of Warrant Certificate (12)

4.6	Certificate of Designations of the Series A Non-Voting Convertible Preferred Stock of the Company, dated August 20, 2004 (21)

4.7	Certificate of Correction to the Certificate of Designations of the Series A Non-Voting Convertible Preferred Stock of the Company, dated August 25, 2004. (22)

4.8	Certificate of Correction to the Certificate of Designations of the Series A Non-Voting Convertible Preferred Stock of the Company, dated September 2, 2004 (23)

4.9	Certificate of Designations of the Series B Convertible Preferred Stock of the Company, dated September 3, 2004 (23)

4.10	Secured Convertible Term Note, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (27)

4.11	Common Stock Purchase Warrant, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (27)

4.12	Common Stock Purchase Warrant (22,500 shares), dated June 29, 2005, by the Company in favor of Laurus Master Fund, Ltd. (32)

4.13	Common Stock Purchase Warrant (7,500 shares), dated June 29, 2005, by the Company in favor of Laurus Master Fund, Ltd. (32)

4.14	Common Stock Purchase Warrant, dated July 15, 2005, by the Company in favor of Clinical Care Development, LLC (33)

4.15	Common Stock Purchase Warrant, dated July 15, 2005, by the Company in favor of Aveva Drug Delivery Systems, Inc. (36)

4.16	Common Stock Purchase Warrant (39,574 shares), dated December 28, 2005, by the Company in favor of Laurus Master Fund, Ltd. (37)

4.17	Common Stock Purchase Warrant (29,700 shares), dated December 28, 2005, by the Company in favor of Laurus Master Fund, Ltd. (37)

4.18	Warrant, dated May 16, 2006, made by the Company in favor of CDC IV LLC (39)

4.19	Common Stock Purchase Warrant (62,887 shares), dated July 31, 2006, by the Company in favor of Laurus Master Fund, Ltd. (40)

4.20	Common Stock Purchase Warrant (47,113 shares), dated July 31, 2006, by the Company in favor of Laurus Master Fund, Ltd. (40)

4.19	Common Stock Purchase Warrant (943,305 shares), dated December 28, 2006, by the Company in favor of Laurus Master Fund, Ltd. (40)

4.20	Common Stock Purchase Warrant (556,695 shares), dated December 28, 2006, by the Company in favor of Laurus Master Fund, Ltd. (40)

4.21	Certificate of Designations, Preferences and Rights, of the Series C Non-Voting Convertible Preferred Stock of the Company, dated February 22, 2007 (45)

4.22	Common Stock Purchase Warrant, dated March 12, 2007, by the Company in favor of CDC (46)

10.1	Research Agreement with the University of Medicine and Dentistry of New Jersey (2)

10.2	Licensing Agreement with the University of Medicine and Dentistry of New Jersey (3)

10.3	Licensing Agreement with Albany Medical College (3)

10.4	License Agreement with BioKeys Pharmaceuticals, Inc. (8)

10.5	License Agreement with Tatton Technologies, LLC (8)

10.6	Addendum to License Agreement with Tatton Technologies, LLC (10)

10.7	License Agreement with RetinaPharma, Inc. (28)

10.8	Addendum to License Agreement with RetinaPharma, Inc. (9)

10.9	License Agreement with Biotech Specialty Partners, LLC (8)

10.10	National Institutes of Health Grant Letter (8)

10.11	Merger Agreement with BioDelivery Sciences, Inc., dated July 20, 2001 (2)

10.12	Settlement Agreement and Stock Purchase Agreement with Irving Berstein, et al. (2)

10.13	Employment Agreement with Christopher Chapman (2)

10.14	Employment Agreement with James A. McNulty (2)

10.15	Employment Agreement with Dr. Frank E. O’Donnell (10)

10.16	Confidentiality Agreement for Dr. Frank E. O’Donnell (10)

10.17	Covenant Not to Compete with Dr. Frank E. O’Donnell (10)

10.18	2001 Incentive Stock Option Plan (8)

10.19	Promissory Note for BioKeys Pharmaceuticals, Inc. dated August 22, 2001 (11)

10.20	Research Agreement with PharmaResearch Corporation (9)

10.21	Credit Facility Loan Agreement with Missouri State Bank (10)

10.22	Purchase Agreement between MAS Capital, Inc. and Hopkins Capital Group II, LLC (10)

10.23	Amendment to Purchase Agreement dated March 29, 2002 (10)

10.24	Agreement between Mr. Aaron Tsai and the Company (10)

10.25	Employment Agreement with Raphael Mannino (13)

10.26	Employment Agreement with Susan Gould-Fogerite (13)

10.27	Employment Agreement with James A. McNulty (13)

10.28	Sub-License Agreement, effective as of December 31, 2002, by and between the Company and Pharmaceutical Product Development, Inc. (confidential treatment granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (14)

10.29	Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, LLC, dated January 8, 2003, by the Company, as Managing Member and the other members signatory thereto, as Class B Members (15)

10.30	Promissory Note, dated February 13, 2003, by Bioral Nutrient Delivery, LLC in favor of the Company (15)

10.31	First Amendment to Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, dated March 31, 2003 (17)

10.32	Sub-License Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (17)

10.33	Management Services and Administrative Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (17)

10.34	Distribution Agent Agreement, effective June 1, 2003, by and between Kashner Davidson Securities Corporation and Bioral Nutrient Delivery, LLC (17)

10.35	Amended and Restated Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, LLC, dated October 1, 2003, by the Company, as Managing Member (18)

10.36	First Amendment to Management Services and Administrative Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (18)

10.37	License Agreement, dated effective April 12, 2004, between the Company and Accentia, Inc. (19)

10.38	Amendment to License Agreement, dated effective June 1, 2004, between the Company and Accentia, Inc. (19)

10.39	Facility Loan Agreement, dated effective August 2, 2004, between the Company and Hopkins Capital Group II, LLC (20)

10.40	Binding Letter of Intent and Termination Agreement, dated August 23, 2004, between Hopkins Capital Group II, LLC and the Company (22)

10.41	Registration Rights Agreement, dated August 24, 2004, by and among the Company and the former stockholders of Arius (22)

10.42	Employment Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (22)

10.43	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (22)

10.44	Employment Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (22)

10.45	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (22)

10.46	Voting Agreement, dated August 24, 2004, by Mark A. Sirgo and Andrew L. Finn in favor of the Company (22)

10.47	Voting Agreement, dated August 24, 2004, by certain stockholders of the Company in favor of the Company, Mark A. Sirgo and Andrew L. Finn (22)

10.48	Loan Agreement, dated April 22, 2003, by and between the Company and Gold Bank (22)

10.49	Security Agreement, dated April 22, 2003, by and between the Company and Gold Bank (22)

10.50	Limited Waiver and Forbearance Agreement, dated effective May 14, 2004, by and between the Company and Gold Bank (22)

10.51	Equity Line of Credit Agreement, dated September 3, 2004, by and between the Company and Hopkins Capital Group II, LLC (23)

10.52	Common Stock Purchase Agreement, dated January 20, 2005, between BDSI and Sigma Tau Finanziaria S.p.A. (confidential treatment granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (25)

10.53	Licensing Agreement, dated January 20, 2005, between the Company and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (confidential treatment granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (25)

10.54	First Amendment to Employment Agreement, dated January 31, 2005, by and between the Company and Francis E. O’Donnell, Jr. (26)

10.55	Securities Purchase Agreement, dated February 22, 2005, by and between the Company and Laurus Master Fund, Ltd. (27)

10.56	Registration Rights Agreement, dated February 22, 2005, by and between the Company and Laurus Master Fund, Ltd. (27)

10.57	Subsidiary Guaranty, dated February 22, 2005, by Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.58	Master Security Agreement, dated February 22, 2005, by and among the Company, Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.59	Stock Pledge Agreement, dated February 22, 2005, by and among the Company, Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.60	Grant of Security Interest in Patents and Trademarks, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (27)

10.61	Control Agreement Regarding Limited Liability Company Interests, dated February 22, 2005, by and among the Company and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (27)

10.62	Letter Amendment to License Agreement, dated March 28, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (28)

10.63	Letter Amendment to License Agreement, dated April 25, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (28)

10.64	Consulting Agreement, executed as of April 14, 2005, by and between the Company and Susan Gould-Fogerite (29)

10.65	Termination Agreement and Release, dated April 14, 2005, by and between the Company and Susan Gould-Fogerite (29)

10.66	Non-Qualified Stock Option Agreement, dated April 14, 2005, between the Company and Susan Gould-Fogerite (29)

10.67	Securities Purchase Agreement, dated May 31, 2005, by and between the Company and Laurus Master Fund, Ltd. (30)

10.68	Secured Convertible Term Note, dated May 31, 2005, by the Company in favor of Laurus Master Fund, Ltd. (30)

10.69	Common Stock Purchase Warrant, dated May 31, 2005, by the Company in favor of Laurus Master Fund, Ltd. (30)

10.70	Registration Rights Agreement, dated May 31, 2005, by and between the Company and Laurus Master Fund, Ltd. (30)

10.71	Reaffirmation and Ratification Agreement and Amendment, dated May 31, 2005, by and among the Company, Arius Pharmaceuticals, Inc. and Bioral Nutrient Delivery, LLC in favor of Laurus Master Fund, Ltd. (30)

10.72	Grant of Security Interest in Patents and Trademarks, dated May 31, 2005, by the Company in favor of Laurus Master Fund, Ltd. (30)

10.73	Letter Amendment to License Agreement, dated June 6, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (31)

10.74	Amendment, dated June 29, 2005, to February 22, 2005 Laurus Master Fund, Ltd. financing documents (32)

10.75	Amendment, dated June 29, 2005, to May 31, 2005 Laurus Master Fund, Ltd. financing documents (32)

10.76	Clinical Development and License Agreement, dated as of July 14, 2005, among Clinical Development Capital LLC, the Company and Arius Pharmaceuticals, Inc. (confidential treatment granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (33)

10.77	Form of Security Agreement to be entered into by and among the Company, Arius Pharmaceuticals, Inc and Clinical Development Capital LLC (33)

10.78	Registration Rights Agreement, dated as of July 14, 2005, by and between the Company and Clinical Development Capital LLC (33)

10.79	Supply Agreement, dated October 17, 2005, by and between Aveva Drug Delivery Systems, Inc., Arius Pharmaceuticals, Inc. and the Company (36)

10.80	Second Amendment, dated December 28, 2005, to February 22, 2005 Laurus Master Fund, Ltd. financing documents (37)

10.81	Amendment, dated December 28, 2005, to May 31, 2005 Laurus Master Fund, Ltd. financing documents (37)

10.82	Employment Agreement, dated January 9, 2006, between the Company and Mark W. Salyer(38)

10.83	Amendment, dated March 30, 2006, to Equity Line of Credit Agreement by and between the Company and Hopkins Capital Group II, LLC (38)

10.84	Securities Purchase Agreement, dated May 16, 2006, between the Company and CDC IV, LLC (39)

10.85	Amendment No. 2, dated as of May 16, 2006, to that certain Clinical Development and License Agreement, dated as of July 14, 2005, between the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (39)

10.86	Amendment No. 1, dated as of May 16, 2006, to that certain Security Agreement, dated as of February 15, 2006, between the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC. (39)

10.87	Amended and Restated Registration Rights Agreement, dated as of May 16, 2006, by and between the Company and CDC IV, LLC (39)

10.88	Third Amendment to February 22, 2005 Laurus Master Fund, Ltd. financing documents, dated July 31, 2006 (40)

10.89	Third Amendment to May 31, 2005 Laurus Master Fund, Ltd. financing documents, dated July 31, 2006 (40)

10.90	Registration Rights Agreement, dated July 31, 2006, between the Company and Laurus Master Fund, Ltd. (40)

10.91	Intellectual Property Assignment Agreement, dated August 2, 2006, by and between QLT USA, Inc. and Arius Two, Inc. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (41)

10.92	Secured Promissory Note dated August 2, 2006, by Arius Two, Inc. in favor of QLT USA, Inc. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (41)

10.93	Security Agreement, dated August 2, 2006, between Arius Two, Inc. and QLT USA, Inc. (41)

10.94	Patent and Trademark Security Agreement, dated August 2, 2006, between Arius Two, Inc. and QLT USA, Inc. (41)

10.95	Guaranty, dated August 2, 2006, by the Company in favor of QLT USA, Inc. (41)

10.96	Assignment of Patents and Trademarks, dated August 2, 2006, by QLT USA, Inc. in favor of Arius Two, Inc. (41)

10.97	BEMA Acquisition Consent, Amendment, and Waiver, dated August 2, 2006, by and between Arius Pharmaceuticals, Inc., Arius Two, Inc. and CDC IV, LLC. (41)

10.98	Letter agreement, dated August 2, 2006 between the Company, Arius Pharmaceuticals, Inc. and Arius Two, Inc. (41)

10.99	Consent and Waiver Agreement, dated August 2, 2006, by and among Laurus Master Fund, the Company, Arius Pharmaceuticals, Inc. and Arius Two, Inc. (41)

10.100	Second Amendment Agreement, dated August 2, 2006, between QLT USA, Inc. and Arius Pharmaceuticals, Inc. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (41)

10.101	BEMA License Agreement, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (41)

10.102	First Amendment Agreement, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (41)

10.103	License and Development Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (41)

10.104	BEMA Fentanyl Supply Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (41)

10.105	Sublicensing Consent, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (41)

10.106	Sublicensing Consent and Amendment, dated August 2, 2006, by the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.80(b)(4) and 240.24b-2) (41)

10.107	Letter agreement, dated August 2, 2006, between Meda AB, Arius Pharmaceuticals, Inc, Arius Two, Inc. and the Company (41)

10.108	Notice of Breach and Demand for Dispute Resolution, sent August 30, 2006, from the Company to CDC IV, LLC (42)

10.109	Notice of Breach and Termination, received August 30, 2006, from CDC IV, LLC to the Company (43)

10.110	Fourth Amendment to February 22, 2005 Laurus Master Fund, Ltd. financing documents, dated December 28, 2006 (44)

10.111	Fourth Amendment to May 31, 2005 Laurus Master Fund, Ltd. financing documents, dated December 28, 2006 (44)

10.112	Amended and Restated Registration Rights Agreement, dated December 28, 2006, between the Company and Laurus Master Fund, Ltd. (44)

10.113	Process Development Agreement, effective December 15, 2006, between LTS Lohmann Therapie-Systeme AG and the Company (*)+

10.114	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Mark A. Sirgo (45)

10.115	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Andrew L. Finn (45)

10.116	Employment Agreement, dated February 22, 2007, between the Company and Raphael J. Mannino (45)

10.117	Employment Agreement, dated February 22, 2007, between the Company and James A. McNulty (45)

10.118	Dispute Resolution Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (46)

10.119	Amendment to Clinical Development and License Agreement, dated March 9, 2007, between the Company and CDC IV, LLC (46)

10.120	Promissory Note, dated March 12, 2007, by the Company in favor of CDC IV, LLC (46)

10.121	Registration Rights Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (46)

10.122	Subscription Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (46)

10.123	Cooperative Research and Development Agreement, dated June 7, 2006 between the Company and Walter Reed Army Institute of Research (*)

10.124	Promissory Note, dated April 2, 2007, by the Company in favor of Hopkins Capital Group II, LLC (47)+

10.125	Fifth Amendment to May 31, 2005 Laurus Master Fund, Ltd. financing documents, dated April 10, 2007 (*)

10.126	Common Stock Purchase Warrant, dated April 10, 2007, issued by the Company in favor of Laurus Master Fund, Ltd. (*)

10.127	Second Amended and Restated Registration Rights Agreement, dated April 10, 2007, between the Company and Laurus Master Fund, Ltd. (*)

20.1	Code of Ethical Conduct of the Registrant (28)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of Independent Registered Accounting Firm, dated as of May 30, 2007(*)

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

*	Filed herewith
**	A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
+	Confidential treatment is requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
(2)	Previously filed with Form 10QSB, for the quarter ended March 31, 2001.
(3)	Previously filed with Form 10KSB, for the fiscal year ended December 31, 2000 filed on August 15, 2001.
(5)	Previously filed with Form 8K filed October 26, 2000 under our prior name of MAS Acquisition XXIII Corp.
(6)	Previously filed with Form 10SB filed January 18, 2000 under our prior name of MAS Acquisition XXIII Corp.
(8)	Previously filed with Form SB-2, Amendment No. 2, February 1, 2002.
(9)	Previously filed with Form SB-2, Amendment No. 3, March 26, 2002.
(10)	Previously filed with Form SB-2, Amendment No. 4, April 29, 2002.
(11)	Previously filed with Form SB-2, Amendment No. 5, May 23, 2002.
(12)	Previously filed with Form SB-2, Amendment No. 6, June 24, 2002.
(13)	Previously filed with Form 10-QSB, November 15, 2002.
(14)	Previously filed with Form 8-K, January 7, 2003.
(15)	Previously filed with Form 8-K, February 26, 2003.
(16)	Previously filed with Form 8-K, April 25, 2003.
(17)	Previously filed with Form 10-QSB/A, September 2, 2003.
(18)	Previously filed with Form 8-K, November 19, 2003.
(19)	Previously filed with Form 8-K, June 4, 2004.
(20)	Previously filed with Form 8-K, August 6, 2004.
(21)	Previously filed with Form 8-K, August 12, 2004.
(22)	Previously filed with Form 8-K, August 26, 2004.
(23)	Previously filed with Form 8-K, September 8, 2004.
(24)	Previously filed with Form 8-K, September 8, 2004.
(25)	Previously filed with Form 8-K, January 24, 2005.
(26)	Previously filed with Form 8-K, February 3, 2005.
(27)	Previously filed with Form 8-K, February 25, 2005.
(28)	Previously filed with Form 10-KSB/A, April 29, 2005.
(29)	Previously filed with Form SB-2/A, April 29, 2005.
(30)	Previously filed with Form 8-K, June 3, 2005.

(31)	Previously filed with Form 10-KSB/A, June 10, 2005.
(32)	Previously filed with Form 8-K, June 30, 2005.
(33)	Previously filed with Form 8-K, July 21, 2005.
(34)	Previously filed with Form 8-K, August 24, 2005.
(35)	Previously filed with Form SB-2/A, September 23, 2005.
(36)	Previously filed with Form 10-QSB, November 10, 2005.
(37)	Previously filed with Form 8-K, January 1, 2006.
(38)	Previously filed with Form 10-KSB, April 1, 2006.
(39)	Previously filed with Form 8-K, May 22, 2006.
(40)	Previously filed with Form 8-K, August 4, 2006.
(41)	Previously filed with Form 8-K, August 9, 2006.
(42)	Previously filed with Form 8-K, August 31, 2006.
(43)	Previously filed with Form 8-K, August 31, 2006.
(44)	Previously filed with Form 8-K, December 28, 2006.
(45)	Previously filed with Form 8-K, February 22, 2007.
(46)	Previously filed with Form 8-K, March 16, 2007.
(47)	Previously filed with Form 8-K, April 6, 2007.
*	Filed herewith.
+	Confidential treatment is requested for portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Dated: May 30, 2007	By:	/s/ MARK A. SIRGO
Mark A. Sirgo President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Francis E. O’Donnell, Jr.	Chairman of the Board and Director	May 30, 2007
Francis E. O’Donnell, Jr.

/s/ Mark A. Sirgo	President and Chief Executive Officer	May 30, 2007
Mark A. Sirgo	(Principal Executive Officer)

/s/ James A. McNulty	Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	May 30, 2007
James A. McNulty

/s/ Raphael J. Mannino	Executive Vice President, Chief	May 30, 2007
Raphael J. Mannino	Scientific Officer and Director

/s/ William B. Stone	Director	May 30, 2007
William B. Stone

/s/ John J. Shea	Director	May 30, 2007
John J. Shea

/s/ Thomas D’Alonzo	Director	May 30, 2007
Thomas D’Alonzo

/s/ William S. Poole	Director	May 30, 2007
William S. Poole

S-1