Form 10QSB
period 2007-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2007-08-14
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Issuer had 19,091,905 shares of common stock issued and 19,076,414 shares of common stock outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BioDelivery Sciences International, Inc. and Subsidiaries

Form 10-QSB

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,648,022	$2,172,104
Accounts receivable	15,207	42,118
Due from related party	45,469	8,523
Prepaid expenses and other current assets	121,574	180,863

Total current assets	1,830,272	2,403,608

Equipment, net	255,472	379,654
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,848,966	1,941,942
Acquired product rights	1,848,300	1,938,462

Total other intangible assets	3,697,266	3,880,404

Deferred loan costs	—	463,268

Total assets	$8,498,010	$9,841,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$—	$1,000,000
Notes payable, related parties	1,474,999	—
Accounts payable and accrued liabilities	1,794,033	2,032,765
Due to related parties	2,663,809	1,001,177
Deferred revenue	70,360	70,360
Dividends payable	—	152,803
Derivative liability (Note 6)	11,944,397	7,795,931

Total current liabilities	17,947,598	12,053,036
Convertible notes payable, less current maturities	—	4,003,250

Total liabilities	17,947,598	16,056,286

Commitments and contingencies (Note 9)

Stockholders’ deficit:

Series A Preferred stock, $.001 par value; 1,647,059 shares designated, 0 and 1,647,059 shares issued and outstanding in 2007 and 2006, respectively	—	3,705,883

Series B Preferred stock, $.001 par value, 941,177 shares designated, 0 and 341,176 shares issued and outstanding in 2007 and 2006, respectively	—	1,450,000

Series C Preferred stock, $.001 par value; 1,647,059 shares designated, 9,570 and 0 issued and outstanding in 2007 and 2006, respectively	44,021	—

Common stock, $.001 par value; 45,000,000 shares authorized, 19,016,532 and 14,048,637 shares issued; 19,001,041 and 14,033,146 shares outstanding in 2007 and 2006, respectively	19,018	14,049
Additional paid-in capital	54,911,374	32,132,609

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
Treasury stock, at cost, 15,491 shares, 2007 and 2006	(47,183)	(47,183)
Accumulated deficit	(64,376,818)	(43,469,710)

Total stockholders’ deficit	(9,449,588)	(6,214,352)

Total liabilities and stockholders’ deficit	$8,498,010	$9,841,934

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sponsored research revenues	$—	$7,196	$—	$24,349
License fees and royalties, related parties	19,540	17,792	37,670	38,605
Research fees/consulting	—	—	25,000	10,000

	19,540	24,988	62,670	72,954

Expenses:
Research and development	1,349,167	2,242,805	3,211,989	4,166,032
Related party research and development	1,685,854	331,847	3,058,668	1,449,701
Product development costs	—	—	—	746,591
General and administrative	1,010,550	840,377	2,211,103	1,633,583
Related party general and administrative	4,402	25,386	8,302	45,289

Total expenses	4,049,973	3,440,415	8,490,061	8,041,196

Loss from operations	(4,030,433)	(3,415,427)	(8,427,391)	(7,968,242)

Other income, net	—	—	—	7,663
Interest expense, net	(646,005)	(551,879)	(1,336,458)	(1,099,773)
Derivative gain (loss)	4,090,612	982,030	(3,677,501)	398,371
Loss on extinguishment of debt	(3,595,169)	—	(3,595,169)	—

Loss before income taxes	(4,180,995)	(2,985,276)	(17,036,519)	(8,661,981)

Income tax benefit (expense)	—	—	—	—

Net loss	(4,180,995)	(2,985,276)	(17,036,519)	(8,661,981)

Preferred stock dividends	—	(16,268)	—	(32,357)
Constructive dividends	—	—	(3,870,588)	—

Loss attributable to common stockholders	$(4,180,995)	$(3,001,544)	$(20,907,107)	$(8,694,338)

Per share amounts, basic and diluted:
Loss attributable to common stockholders	$(0.22)	$(0.23)	$(1.24)	$(0.70)

Weighted average common stock shares outstanding – basic and diluted	19,001,041	12,945,838	16,925,440	12,415,936

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balances, January 1, 2007	1,647,059	$3,705,883	341,176	$1,450,000	—	—	14,048,637	$14,049	$32,132,609	$(47,183)	$(43,469,710)	$(6,214,352)

Stock-based compensation	—	—	—	—	—	—	—	—	207,413	—	—	207,413

Stock option exercise	—	—	—	—	—	—	212,176	212	521,180	—	—	521,392

Shares issued for cash	—	—	—	—	—	—	73,964	74	249,926	—	—	250,000

Warrant exercises	—	—	—	—	—	—	833,871	834	3,234,586	—	—	3,235,420

Conversion of notes payable to common stock	—	—	—	—	—	—	1,757,454	1,758	4,055,643	—	—	4,057,401

Payment of interest with common stock	—	—	—	—	—	—	52,539	53	201,101	—	—	201,154

Reclassification of derivative liability to equity	—	—	—	—	—	—	—	—	5,175,701	—	—	5,175,701

Conversion of Series A to Series C Preferred stock	(1,647,059)	(3,705,883)			1,647,059	7,576,471	—	—	—	—	—	3,870,588

Conversion of Series B Preferred stock to common stock	—	—	(341,176)	(1,450,000)	—	—	341,176	341	1,449,659	—	—	—

Conversion of Series C Preferred stock to common stock	—	—	—	—	(1,637,489)	(7,532,450)	1,637,489	1,638	7,530,812	—	—	—

Payment of accrued dividends with common stock	—	—	—	—	—	—	59,226	59	152,744	—	—	152,803

Constructive dividends	—	—	—	—	—	—	—	—	—	—	(3,870,588)	(3,870,588)

Net loss	—	—	—	—	—	—	—	—	—	—	(17,036,519)	(17,036,519)

Balances, June 30, 2007	0	$0	0	$0	9,570	$44,021	19,016,532	$19,018	$54,911,374	$(47,183)	$(64,376,818)	$(9,449,588)

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Operating activities:
Net loss	$(17,036,519)	$(8,661,981)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses paid through the issuance of common stock	201,154	16,261
Expenses paid through the issuance of warrants	—	830,281
Depreciation and amortization	315,426	357,449
Derivative loss (gain)	3,677,501	(398,371)
Loss on extinguishment of debt	3,595,169	—
Accretion of interest on convertible debentures	680,647	715,160
Stock-based compensation	207,413	50,291
Changes in assets and liabilities:
Accounts receivable	(10,033)	(40,865)
Prepaid expenses and other current assets	522,557	280,796
Accounts payable and accrued expenses	(238,734)	(61,288)

Net cash flows from operating activities	(8,085,419)	(6,912,267)

Investing activities:
Purchase of equipment	(8,107)	(6,859)

Net cash flows from investing activities	(8,107)	(6,859)

Financing activities:
Proceeds from issuance of common stock	250,000	6,975,900
Proceeds from exercise of stock options	521,392	—
Proceeds from notes payable and warrants sale, related parties	2,900,000	—
Payment on notes payable	(1,000,000)	—
Proceeds from exercise of common stock warrants	3,235,420	—
Proceeds from related party borrowings, net	1,662,632	265,419

Net cash flows from financing activities	7,569,444	7,241,319

Net change in cash and cash equivalents	(524,082)	322,194
Cash and cash equivalents at beginning of period	2,172,104	4,914,735

Cash and cash equivalents at end of period	$1,648,022	$5,236,929

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities:

The Company converted $4,057,401 and $289,988 of convertible notes payable through the issuance of 1,757,454 and 118,363 shares of common stock to Laurus Master Fund Ltd. during the six months ended June 30, 2007 and 2006, respectively.

The Company converted $201,154 and $16,261 of interest payable through the issuance of 52,539 and 6,637 shares of common stock to Laurus Master Fund Ltd. during the six months ended June 30, 2007 and 2006, respectively.

The Company reclassified derivative liabilities of $5,175,701 and $300,664 from debt to equity during the six months ended June 30, 2007 and 2006, respectively, as a result of the conversions of notes payable and interest to which the derivative related.

The Company paid $152,803 of accrued dividends payable through the issuance of 59,226 shares of common stock with a fair value of $152,803 during the six months ended June 30, 2007.

The Company recorded a constructive dividend of $3,870,588 related to the redemption of Series A Non-Voting Convertible Preferred Stock during the six months ended June 30, 2007.

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

1.	Basis of presentation:

The condensed consolidated balance sheet of BioDelivery Sciences International, Inc., together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc. (“Arius One”) and Arius Two, Inc. (“Arius Two”) and its majority-owned subsidiary, Bioral Nutrient Delivery, LLC (“BND” and, collectively with Arius and Arius Two, the “Company” or “we”, “us” or similar terminology) as of June 30, 2007, and the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented, have been made. The accompanying consolidated financial statements include the accounts of BioDelivery Sciences International, Inc. and its subsidiaries, Arius One, Arius Two and BND. All intercompany accounts and transactions have been eliminated. BND became substantially inactive as of September 30, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-KSB, filed with the SEC on April 17, 2007 (“2006 Annual Report”). As used herein, the term “Common Stock” means the Company’s common stock, par value $.001 per share.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this report are encouraged to review the risk factors relating to the Company which are set forth in the 2006 Annual Report.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

3.	Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, and from funded research arrangements. The Company has not generated revenue from the sale of any product but has generated revenues from licensing arrangements, research fees and sponsored research in 2007 and 2006. The Company intends to finance its research and development and commercialization efforts and its working capital needs from existing cash, new sources of financing, licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock purchase warrants.

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

•	$5,000,000 secured convertible debt financings with Laurus Master Fund, Ltd. (“Laurus”) (see Note 5); and

•

$7,000,000 sale of Common Stock in 2006, consisting of 2 million shares of Common Stock issued to CDC IV, LLC, as successor in interest to Clinical Development Capital, LLC (collectively “CDC”), $2,416,667 of which had been received and recorded as a deposit during the first quarter of 2006 pursuant to a Clinical Development and License Agreement, dated July 15, 2005, between the Company and CDC (the “CDLA”) relating to the development of the Company’s BEMATM Fentanyl product.

The Company secured additional financings or commitments during the six months ended June 30, 2007 as follows:

•	$1,900,000 loan from CDC (see Note 4);

•	$1,000,000 loan from HCG (see Note 4);

•	Obtained $5 million commitment from HCG to purchase (prior to September 30, 2007) certain royalty rights (see Note 4).

•	Received $250,000 from the sale of Common Stock to Sigma Tau Industrie Farmaceutiche Riunite S.p.A (“Sigma-Tau”) in January 2007 pursuant to a previously executed Stock Purchase Agreement;

•	Received approximately $520,000 from the exercise of Common Stock options;

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

3.	Liquidity and management’s plans (continued):

•	Received proceeds of approximately $3,200,000 from the exercise of Common Stock warrants held by Laurus; and

Additionally, Laurus converted all debt remaining ($4,057,401) under its February and May 2005 convertible notes with the Company to Common Stock during this period.

The Company’s existing cash and cash equivalents together with anticipated subsequent funding and available financings are considered by management to be sufficient to finance the Company’s basic operations (minimal research and development activities), capital expenditures and debt obligations through the end of calendar 2007.

Additional capital will be required in order to proceed with the Company’s planned expanded development activities around the Company’s lead product, BEMA™ Fentanyl. Management is currently negotiating with a number of funding sources, including potential commercial partners in regard to the distribution rights for BEMA™ Fentanyl in the United States. Management believes that the Company will be able to secure such funding at levels sufficient to support planned expanded operations, which operations would include, assuming regulatory approval, of which no assurance can be given, the U.S. commercial launch of BEMA™ Fentanyl and investments in other Company products in development. However, there can be no assurance that additional capital, through a BEMA™ Fentanyl commercial partnership or otherwise, will be available on favorable terms, if at all, or that such expanded operations will be initiated or maintained. Management believes that should a U.S. distribution partnership be consummated, the costs for expanded operations would be paid at least in part by the distribution partner. If adequate funds either through a financial or distribution partner are not available, the Company would be required to significantly reduce or refocus its planned expanded operations (conduct only the basic operations as discussed in the preceding paragraph) or to obtain funds through arrangements that may require it to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on the Company’s financial condition in 2007, 2008 and beyond.

4.	Notes payable, related parties:

Notes payable, related parties at June 30, 2007 consists of the following:

Note payable, HCG (1)	$1,000,000
Note payable, CDC (stockholder) (2)	1,900,000
Less unamortized discount (see Note 6)	(1,425,001)

Total at June 30, 2007	$1,474,999

(1)	On March 30, 2007, HCG funded a $1.0 million unsecured, non-interest bearing note, due September 30, 2007. As consideration for the loan made by HCG, the Company granted HCG the right, for a period of six months, to participate in and enter into a royalty purchase agreement. The consideration to be paid upon exercise of the right, which can be demanded by either the Company or HCG at any time before September 30, 2007, is $5.0 million. The royalty is to be paid based on a low, single digit tiered percentage of net sales of the BEMA™ Fentanyl once the product is approved and commercial sales begin. In addition, if the royalty purchase agreement is entered into, the Company would issue a warrant to HCG to purchase 475,000 shares of Common Stock at $5.55 per share (the closing price on April 2, 2007). No assurances can be given that either the Company or HCG will elect to enter into the royalty purchase agreement.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

4.	Notes payable; related parties (continued):

(2)	On March 12, 2007, the Company closed a one-year, unsecured loan from CDC for $1.9 million, at 10.25% per annum due March 12, 2008 and a warrant (the “New CDC Warrant”) to purchase 1 million shares of Common Stock with an exercise price of $3.80 per share. The Company is not required to file a registration statement with the Securities and Exchange Commission to register the shares of Common Stock underlying the New CDC Warrant for a period of one year from loan closing (i.e., a registration statement must be filed by March 12, 2008). CDC was also granted “piggyback” registration rights with respect to such shares of Common Stock which come into effect only after March 12, 2008. The New CDC Warrant contains “weighted average” anti-dilution protection.

5.	Convertible notes payable:

On April 10, 2007, the Company entered into a fifth amendment to the May 2005 convertible note with Laurus. Pursuant to the Fifth Amendment, Laurus agreed: (i) to exercise an aggregate of 833,871 warrants previously issued to Laurus to purchase a like number of shares of Common Stock, resulting in cash proceeds of approximately $3.2 million to the Company and (ii) to defer all principal payments under the Company’s May 2005 note with Laurus to July 1, 2008. In consideration of these agreements, the Company issued to Laurus a new warrant to purchase 833,871 shares of Common Stock at $5.00 per share. The Company agreed to file by May 25, 2007 a registration statement registering the shares underlying such warrant, together with certain other shares of Common Stock beneficially held by Laurus (such statement was filed on May 24, 2007 and declared effective by the SEC on June 29, 2007). Subsequent to the conclusion of the first quarter 2007, Laurus converted all outstanding principal and interest under its May 2005 note into shares of Common Stock. As a result, as of the date of this Report, all principal and interest under the Company’s February and May 2005 convertible notes with Laurus has been either paid or fully converted into shares of Common Stock.

The Company applied the provisions of EITF 06-06 “Debtor’s Accounting for Modification (or exchange) of Convertible Debt Instruments” to the above amendment dated April 10, 2007. Since the post-modification present value of the cash flows to the lender, including the approximately $3,747,000 fair value of the new warrants, exceeded the fair value of such cash flows before the modification by more than 10%, the debt modification was accounted for as a debt extinguishment. As such, the debt was adjusted to its fair value; the $151,497 excess of the carrying value of the debt over its fair value (gain) net of the $3,746,666 fair value of the warrants was recorded as a loss on extinguishment of debt.

Activity with respect to the Company’s February and May 2005 convertible notes payable with Laurus during the six months ended June 30, 2007 was as follows:

Carrying value at January 1, 2007	$4,003,250

Conversion of debt to equity through April 25, 2007	(4,057,401)
Extinguishment of debt	(151,497)
Accretion of discount	205,648

Carrying value at June 30, 2007	$—

During the six months ended June 30,2007, the Company wrote off approximately $463,000 in deferred loan costs associated with the Laurus February and May convertible note.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

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

Significant new derivatives instruments (liabilities) issued during the six months ended June 30, 2007 consisted of Common Stock warrants issued to CDC in connection with the March 12, 2007 note payable to CDC (see Note 4). Additionally, warrants were issued to Laurus during the three months ended June 30, 2007 in connection with the April 10, 2007 debt modification which was also were accounted for as derivative liabilities (see Note 5).

The derivative liability is composed of the following:	June 30, 2007	December 31, 2006
Embedded beneficial conversion option in the Laurus convertible debt	$—	$1,993,655
Free standing warrants	11,944,397	5,802,276

Total	$11,944,397	$7,795,931

Shares into which derivative liability can be settled:	June 30, 2007	December 31, 2006
Embedded beneficial conversion option	—	1,862,331
Free standing warrants	4,147,265	69,274

Total	4,147,265	1,931,605

Derivative gain (loss) in the accompanying statement of operations is related to the individual derivatives as follows:	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Embedded beneficial conversion option	$(567,033)	$964,745	$(3,430,698)	$397,678

Free standing warrants	4,657,645	17,285	(246,803)	693

Total	$4,090,612	$982,030	$(3,677,501)	$398,371

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

7.	Stockholders’ equity:

Common stock:

During the six months ended June 30, 2007, under its convertible debt arrangements with Laurus, the debt holder opted to convert $4,057,401 of debt into 1,757,454 shares of Common Stock and further opted to be paid accrued interest of $201,154 in the form of 52,539 shares of Common Stock.

On January 24, 2007, Sigma Tau acquired 73,964 shares of Common Stock at a price of $3.38 per share for aggregate proceeds to the Company of $0.25 million in accordance with their Stock Purchase Agreement. The Stock Purchase Agreement dated January 20, 2005 provides for certain development milestones and purchases of stock thereof. No other consideration was paid.

On February 22, 2007, all 1,647,059 shares of the Company’s Series A Preferred (which were issued to the former stockholders of Arius One upon the Company’s acquisition of Arius One in August 2004) were exchanged with the holders thereof via redemption for an identical number of shares of newly designated Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). The rights associated with the Series C Preferred Stock are identical to those associated with the Series A Preferred in all material respects except that the Series C Preferred has different terms of conversion into shares of Common Stock. The rights relating to Series C Preferred are as follows:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

7.	Stockholders’ equity (continued):

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

•

Conversion Rights. Shares of Series C Preferred are convertible into shares of the Common Stock upon the earlier to occur of: (i) the public announcement by the Company of a positive outcome of the Company’s Phase III efficacy trial (FEN—201) for its BEMA Fentanyl product, with the term "positive outcome" meaning a statistically significant difference (p less than or equal to 0.05) in the primary efficacy endpoint comparing active to placebo; or (ii) August 24, 2009.

The Company recorded the excess of the fair value of the Series C Preferred (based upon the fair value of the underlying Common shares into which the Series C Preferred was deemed likely to be convertible in the near term) over the carrying value of the Series A Preferred Stock redeemed as a preferred Stock constructive dividend.

The Company made a public announcement of a positive outcome of the Phase III efficacy trial for BEMA™ Fentanyl on April 25, 2007. As a result, Dr. Mark Sirgo and Dr. Andrew Finn, each executive officers and the holders, collectively, of approximately 97% of the shares of Series C Preferred, converted an aggregate of 1,594,826 shares of Series C Preferred into a like number of shares of Common Stock. As of June 30, 2007, 1,637,489 shares of Series C Preferred, or approximately 99%, had been converted into a like number of Common Stock.

Stock-based compensation:

As of June 30, 2007, there was approximately $3,000,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next six years.

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

Options were granted to certain employees during the six months ended June 30, 2007 at prices equal to or above the market value of the Company’s Common Stock on the dates the options were granted. The options granted have a term of 10 years from the grant date and vest ratably over a two or six year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date and each vesting date. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from traded options on the Company’s

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

7.	Stockholders’ equity (continued):

Common Stock, historical volatility of the Company’s Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

The weighted average for key assumptions used in determining the fair value of options granted during the six months ended June 30, 2007 follows:

Expected price volatility	57.46%
Risk-free interest rate	4.69%
Weighted average expected life in years	6	years
Dividend yield	0

Option activity during the six months ended June 30, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Yrs)
Outstanding at January 1, 2007	2,023,704	$3.04	6.51
Forfeited	(217,094)	$3.97
Exercised	(212,176)	$4.56
Granted	1,084,946	$5.38	9.74

Outstanding at June 30, 2007	2,676,380	$3.93	7.64

Exercisable at June 30, 2007	1,419,550	$3.01	7.64

The fair market value of options granted in the six months ended June 30, 2007 was $4,600,000.

Options outstanding at June 30, 2007 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	1,840,473	7.03	$2.70
$ 5.01 – 10.00	818,745	9.16	$6.46
$10.01 – 15.00	8,581	0.38	$11.80
$15.01 – 20.00	8,581	0.38	$17.48

	2,676,380			$3,106,633

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

7.	Stockholders’ equity (continued):

Options exercisable at June 30, 2007 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	1,353,388	7.03	$2.75
$ 5.01 – 10.00	49,000	9.16	$6.27
$10.01 – 15.00	8,581	0.38	$11.80
$15.01 – 20.00	8,581	0.38	$17.48

	1,419,550			$2,222,615

Warrants outstanding at June 30, 2007 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	5,240,765	6.02	$3.44
$5.01 – 10.00	225,000	2.42	$5.25

	5,465,765			$5,500,936

Warrants exercisable at June 30, 2007 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – $ 5.00	5,215,774	6.02	$3.45
$5.01 – $10.00	225,000	2.42	$5.25

	5,440,774			$5,436,700

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

8.	Net loss per common share:

The following table reconciles the numerators and denominators of the basic and diluted income per share computations.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Loss – attributable to common stockholders	$(4,180,995)	$(3,001,544)	$(20,907,107)	$(8,694,338)

Basic:
Weighted average shares outstanding (denominator)	19,001,041	12,945,838	16,925,440	12,415,936

Net loss per common share – basic	$(0.22)	$(0.23)	$(1.24)	$(0.70)

Diluted:
Weighted average shares outstanding	19,001,041	12,945,838	16,925,440	12,415,936

Net loss per common share – diluted	$(0.22)	$(0.23)	$(1.24)	$(0.70)

The effects of all stock options and warrants outstanding and convertible notes and preferred stock have been excluded from Common Stock equivalents because their effect would be anti-dilutive.

9.	Commitments and Contingencies:

On or about April 19, 2004, the Company was named as the defendant in an action commenced by MAS Capital Inc. in the Vanderburgh Circuit Court in the State of Indiana (Cause No. 82C01-0404 PL 280). In the lawsuit, the plaintiff seeks monetary damages from the Company in the amount of $1.575 million based upon the allegation that MAS Capital procured an underwriter to raise capital for the Company through an initial public offering. The Company has provided MAS Capital’s counsel with copies of documents executed by MAS Capital and its affiliates that the Company alleges fully release the Company. Upon MAS Capital’s refusal to dismiss the action, notwithstanding the documents that fully release the Company, BDSI filed an Amended Answer asserting a claim for attorneys’ fees and costs expended to defend the case, pursuant to an Indiana frivolous litigation statute. The Company also filed a motion for summary judgment on June 9, 2005 and on August 25, 2006, the U.S. District Court granted the motion for summary judgment on all of MAS Capital’s claims for relief. On September 6, 2006, the parties, by their respective counsel, appeared before the Judge for a settlement conference on the Company’s claim for attorneys’ fees and costs, but were unable to resolve in light of MAS Capital’s intent to appeal the summary judgment order. MAS Capital subsequently filed its Motion for Certificate of Appealability of Interlocutory Order requesting the Judge certify the case for interlocutory appeal, which would allow MAS Capital to appeal the summary judgment order at this time rather than once the entire case had yet to be decided on the merits. The Judge denied the Motion. Accordingly, the parties proceeded until resolution of the Company’s counterclaim for attorneys’ fees and costs and either party could appeal at that point in time. On July 12, 2007, the U.S. District Court approved the Stipulation of Dismissal and entered a final judgment in this matter in favor of the Company. MAS Capital was ordered to pay to the Company the sum of $10,000 for attorneys’ fees and costs. Although MAS Capital retains the right to appeal, the Company does not expect further activity in connection with this action.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

9.	Commitments and Contingencies (continued):

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

The New CDC Financing involves a one-year, unsecured $1.9 million, 10.25% loan from CDC and a warrant (the “New CDC Warrant”) to purchase 1 million shares of Common Stock with an exercise price of $3.80. The Company is not required to file a registration statement with the SEC to register the shares of Common Stock underlying the New CDC Warrant for a period of one year (i.e., a registration statement must be filed by March 12, 2008). CDC was also granted “piggyback” registration rights with respect to such shares of Common Stock which come into effect only after March 12, 2008. The New CDC Warrant contains “weighted average” anti-dilution protection. The proceeds from the New CDC Financing will be used for general corporate purposes and for the continued development of BEMA™ Fentanyl. See Note 4.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

9.	Commitments and Contingencies (continued):

BEMA™ intellectual property rights, the Company has the option, for a period of 12 months through September 14, 2007 to purchase the intellectual property rights related to BEMA™ technology for the United States territory. If such option is exercised, the purchase price for the United States territory would be $7.0 million, which would be paid over time. The initial payment of $3.0 million would be due September 14, 2007.

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

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Sponsored Research Revenue. For the three-month periods ended June 30, 2007 and 2006, the Company reported $0.00 million and $0.007 million, respectively, from a grant from the National Institutes of Health.

Royalty Revenues. For the three-month periods ended June 30, 2007 and 2006, the Company reported $0.02 million, respectively, in royalty revenue from a related company.

Research and Development. Research and development expenses of approximately $3.0 million and $2.6 million were incurred during the three-month periods ended June 30, 2007 and 2006. These aforementioned amounts included $1.7 million and $0.3 million, respectively, paid to a contract research organization, which is a shareholder. The Company’s scientific staff continued to work toward increased development and application of our BEMA™ and Bioral® technologies and other drug-related areas. Research and development expenses generally include salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA™ and Bioral® drug delivery technologies.

General and Administrative Expenses. General and administrative expenses of approximately $1.0 million and $0.8 million were incurred in the three-month periods ended June 30, 2007 and 2006, respectively. These expenses are principally composed of legal and professional fees, patent costs, and other costs including office supplies, conferences, travel costs, salaries, and other business development costs. The Company granted employees stock based compensation of $0.0 million and $0.05 million during the three months ended June 30, 2007 and 2006 respectively.

Interest Expense. Interest expense for the periods ended June 30, 2007 and 2006 was principally composed of interest expense for deferred loan costs and notes payable discount amortization, net of interest earnings on invested cash.

Derivative Gain. Derivative gain during 2007 and 2006 is related to the adjustment of related derivative liabilities to fair value. These derivatives relate to the Laurus and CDC financings (see Notes 4, 5 and 6 to the condensed consolidated financial statements).

Income Taxes. While net operating losses were generated during the three month period ended June 30, 2007 and 2006, we did not recognize any benefit associated with these losses, as all related deferred tax assets have been fully reserved. Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes our historical operating performance and our reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

For the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Sponsored Research Revenue. During the six-month periods ending June 30, 2006, we reported $0.02 million of sponsored research revenues from a grant from the National Institutes of Health. No such revenues were reported during the six-months ending June 30, 2007.

Research Fee Revenues. During the six-month periods ending June 30, 2007 and June 30, 2006 we reported research revenues of $0.025 million and $0.01 million respectively.

Royalty Revenues. During the six-month periods ending June 30, 2007 and June 30, 2006, we reported $0.038 million and $0.039 million of royalty revenue respectively from a related company.

Research and Development. Research and development expenses of approximately $6.3 million and $5.6 million were incurred during the respective six-month periods ended June 30, 2007 and 2006. These aforementioned amounts included $3.0 million and $1.3 million, respectively, paid to a contract research organization that is a stockholder of the Company. Our scientific staff continued to work toward increased development and application of our BEMA™ and Bioral® technologies and other drug-related areas. Research and development expenses generally include salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA™ and Bioral® drug delivery technologies.

General and Administrative Expenses including Stock-based Compensation. General and administrative expenses of approximately $2.2 million and $1.7 million were incurred in the six-month periods ended June 30, 2007 and 2006, respectively. These expenses are principally composed of legal and professional fees, patent costs, and other costs including office supplies, conferences, travel costs, salaries, and other business development costs. The Company granted employees stock based compensation of $0.2 million and $0.05 million during the six months ended June 30, 2007 and 2006 respectively.

Interest Expense Net. Interest expense for the periods ended June 30, 2007 and 2006 was principally composed of interest expense for amortization of deferred loan costs and notes payable discount amortization, net of interest earnings on invested cash. The increase in expense in 2007 resulted from the write-off of deferred loan costs associated with the principal reduction on the Laurus debt conversions, as Laurus exercised its right to convert the debt to Common Stock.

Derivative Gain (Loss). Derivative gain (loss) during 2007 and 2006 is related to the adjustment of derivative liabilities to fair value. These derivatives relate to the Laurus and CDC financings (see Notes 4, 5, and 6 to the financial statements).

Income Taxes. While net operating losses were generated during the six months ended June 30, 2007 and 2006, we did not recognize any benefit associated with these losses, as all related deferred tax assets have been fully reserved. Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available data, which includes historical operating performance and reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Liquidity and Capital Resources

Since inception, we financed our operations primarily from the private sales of our convertible preferred stock, convertible debt and common stock, our initial public offering, the follow-on offering in 2005, exercise of options and warrants, various strategic and licensing agreements (including the CDLA), NIH grants, bank financing, and through the sale of a royalty stream asset to Accentia Biopharmaceuticals, Inc, (a related party). At June 30, 2007, we had cash and cash equivalents of $1.6 million. The adequacy of cash for our operations in continued research is dependent on, among other things, licensing, commercial partnering and additional equity or debt financing opportunities we are able to negotiate in the coming year as well as potential issuances of outstanding Common Stock purchase warrants.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2007, we had stockholders’ deficit of $9.4 million, versus a deficit of $6.2 million at December 31, 2006.

We used $8.1 million of cash for operations during the six months ended June 30, 2007. The net loss for the six month period ended June 30, 2007 of $17.0 million included non-cash charges of $7.9 million, primarily related to the cost of warrants issued and accounting requirements related to derivatives.

On September 3, 2004, we entered into an Equity Line of Credit Agreement with HCG II, a principal stockholder of the Company which is controlled and partially-owned by the Company’s Chairman. Pursuant to the Equity Line Agreement as amended, HCG was to, at our request, invest up to $4.0 million in the Company from August 23, 2004 through December 31, 2006 in consideration of shares of a newly created class of Series B Convertible Preferred Stock, or Series B Preferred. As of December 31, 2006, when the Equity Line expired, $1.45 million had been drawn under the Equity Line Agreement. On January 10, 2007, HCG converted 341,176 shares of Series B Convertible Preferred Stock of BDSI (consisting of all said Series B Preferred Shares outstanding) into 341,176 shares of Common Stock. No other consideration was paid. HCG also acquired 59,226 shares of Common Stock pursuant to the conversion of accrued and unpaid dividends on the Series B Convertible Preferred Stock.

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

On March 12, 2007, we secured from CDC a one-year, unsecured $1.9 million loan which accrues interest at 10.25%. In connection with this loan, we issued CDC a warrant to purchase 1 million shares of Common Stock with an exercise price of $3.80. We are not required to file a registration statement with the SEC to register the shares of Common Stock underlying such warrant for a period of one year (i.e., a registration statement must be filed by March 12, 2008). CDC was also granted “piggyback” registration rights with respect to such shares of Common Stock which come into effect only after March 12, 2008. The warrant contains “weighted average” anti-dilution protection. The proceeds from this loan were used for general corporate purposes and for the continued development of BEMA™ Fentanyl.

On March 30, 2007, we closed with HCG a $1.0 million unsecured, non-interest bearing note, due June 30, 2007. As consideration for the loan made by HCG, we granted HCG the right, for a period of six months, to participate in and enter into a royalty purchase agreement. The consideration to be paid upon exercise of the right, which can be demanded by either BDSI or HCG at any time before September 30, 2007, is $5.0 million. The royalty is to be paid based on a low, single digit tiered percentage of net sales of the BEMA™ Fentanyl once the product is approved and commercial sales begin. In addition, if the royalty purchase agreement is entered into, we would issue a warrant to HCG to purchase 475,000 shares of Common Stock at $5.55 per share (the closing price on April 2, 2007). No assurances can be given that either we or HCG will elect to enter into the royalty purchase agreement.

On April 10, 2007, we entered into a fifth amendment to the May 2005 convertible note with Laurus. Pursuant to the fifth amendment, Laurus agreed: (i) to exercise an aggregate of 833,871 warrants previously issued to Laurus to purchase a like number of shares of Common Stock, resulting in cash proceeds of approximately $3.2 million to BDSI and (ii) to defer all principal payments under our May 2005 note with Laurus (which remaining balance has been converted as of April 25, 2007) to July 1, 2008. In consideration of these agreements, the Company issued to Laurus a new warrant to purchase 833,871 shares of Common Stock at $5.00 per share. We agreed to file a registration statement registering the shares underlying such warrant by July 31, 2007 (subsequently amended to May 25, 2007), which registration statement was filed on May 24, 2007 and declared effective June 29, 2007.

Finally, Laurus converted the remaining balance of approximately $4.06 million of principal of its convertible notes and $0.20 million of interest into common stock from January through April 2007.

Our existing cash and cash equivalents together with anticipated available financing and common stock sale proceeds discussed in the preceding paragraphs are considered by management to be sufficient to finance our basic operations (minimal research and development activities), capital expenditures and debt obligations through the end of calendar 2007.

Additional capital will be required in order to proceed with our planned expanded development activities around our lead product, BEMA™ Fentanyl. Management is currently negotiating with a number of funding sources, including potential commercial partners in regard to the distribution rights for BEMA™ Fentanyl in the United States. Management believes that we will be able to secure such funding at levels sufficient to support planned expanded operations, which operations would include, assuming regulatory approval, of which no assurance can be given, the U.S. commercial launch of BEMA™ Fentanyl and investments in our other products in development. However, there can be no assurance that additional capital, through a BEMA™ Fentanyl commercial partnership or otherwise, will be available on favorable terms, if at all, or that such expanded operations will be initiated or maintained. Management believes that should a U.S. distribution partnership be consummated, the costs for expanded operations would be paid at least in part by the distribution partner. If adequate funds either through a financial or distribution partner are not available, we would be required to significantly reduce or refocus our planned expanded operations (conduct only the basic operations as discussed in the preceding paragraph) or to obtain funds through arrangements that may require it to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on our financial condition in 2007, 2008 and beyond.

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

Our carrying value of goodwill at June 30, 2007 was $2.715 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements. Our carrying value of other, amortizing intangible assets at June 30, 2007 was $3.70 million, net of accumulated amortization of $.8 million. We begin amortizing capitalized intangibles on their date of acquisition.

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

In making this assessment, we predominately use a discounted cash flow model derived from internal budgets in assessing fair values for our impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. No impairment charges have been recorded to other amortizing intangibles in either 2007 or 2006.

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

On or about April 19, 2004, the Company was named as the defendant in an action commenced by MAS Capital Inc. in the Vanderburgh Circuit Court in the State of Indiana (Cause No. 82C01-0404 PL 280). In the lawsuit, the plaintiff seeks monetary damages from the Company in the amount of $1.575 million based upon the allegation that MAS Capital procured an underwriter to raise capital for the Company through an initial public offering. The Company has provided MAS Capital’s counsel with copies of documents executed by MAS Capital and its affiliates that the Company alleges fully release them. Upon MAS Capital’s refusal to dismiss the action, notwithstanding the documents that fully release the Company; BDSI filed an Amended Answer asserting a claim for attorneys’ fees and costs expended to defend the case, pursuant to an Indiana frivolous litigation statute. The Company also filed a motion for summary judgment on June 9, 2005 and on August 25, 2006, the U.S. District Court granted the motion for summary judgment on all of MAS Capital’s claims for relief. On September 6, 2006, the parties, by their respective counsel, appeared before the Judge for a settlement conference on the Company’s claim for attorneys’ fees and costs, but were unable to resolve in light of MAS Capital’s intent to appeal the summary judgment order. MAS Capital subsequently filed its Motion for Certificate of Appealability of Interlocutory Order requesting the Judge certify the case for interlocutory appeal, which would allow MAS Capital to appeal the summary judgment order at this time rather than once the entire case had yet to be decided on the merits. The Judge denied the Motion. Accordingly, the parties were to proceed until resolution of the Company’s counterclaim for attorneys’ fees and costs and either party could appeal at that point in time. On July 12, 2007, the U.S. District Court approved the Stipulation of Dismissal and entered a final judgment in this matter in favor of the Company. MAS Capital was ordered to pay to the Company the sum of $10,000 for attorneys’ fees and costs. Although MAS Capital retains the right to appeal, the Company does not expect further activity in connection with this action.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 14, 2007	By:	/s/ Mark A. Sirgo
Mark A. Sirgo,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ James A. McNulty
James A. McNulty,
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer)

S-1