Form 10KSB/A
period 2006-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2007-11-21
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-28931

BioDelivery Sciences International, Inc.

(Name of small business issuer in its charter)

Delaware	35-2089858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Corporate Center Drive, Suite 210 Raleigh, NC	27607
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (919) 582-9050

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

Issuer’s revenues for fiscal year 2006 were $275,778.

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

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (the “Amendment”) to the Annual Report on Form 10-KSB of BioDelivery Sciences International, Inc. (the “Company”) for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 17, 2007 (the “Original Filing”) and amended on May 31, 2007, is being filed for the limited purpose of amending “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (only to modify revenue recognition) and “Item 7. Financial Statements” (only to show deferred revenue) to the Original Filing to reflect the November 9, 2007 reevaluation by the Company’s Audit Committee and the Company’s independent registered public accounting firm of the accounting for a $2,500,000 milestone payment received by the Company in September 2006 based on criteria of both SEC Staff Accounting Bulletin No. 104 and EITF 00-21 that revenue recognition should have been deferred and recognized over the estimated term of the license.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, as amended. Readers should be aware that certain information contained herein is as of the date of the Original Filing and may therefore not be current as such information is not being amended pursuant to this Amendment. Please see the Company’s filings with the Securities and Exchange Commission for more current information.

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

Critical Accounting Policies and Estimates

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. When evaluating multiple element arrangements, we consider whether the components of the arrangement represents separate units of accounting as EITF 00-21. Application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether it is separable from the other aspects of the contractual relationship. See Note 1 to our condensed consolidated financial statements for further discussion regarding revenue recognition. Ultimately, the objective of our analysis of each customer contract based on the aforementioned criteria is to determine the amount and appropriate accounting period in which revenue should be recognized. To date, our primary source of revenue has been the issuance of European and U.S. licensing rights to BEMA™ Fentanyl and related formulations. All amounts received have currently been recorded as deferred revenue in our financial statements.

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

Milestone and Royalty Revenues. During the year ended December 31, 2005, we recognized milestone revenue of $0.4 million relating to Emezine®. In addition, we recognized $0.07 million and $0.06 million in royalty revenue in 2006 and 2005, respectively, under our license agreement with Accentia relating to CRS.

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

General and Administrative Expenses. During the years ended December 31, 2006 and 2005, general and administrative expenses totaled $5.1 million and $3.6 million, respectively. General and administrative costs include legal and professional fees, office supplies, travel costs, executive personnel costs, consulting fees, and business development costs. Product development cost in 2006 is warrant expense related to a securities purchase agreement. Furthermore, we incurred expenses in 2005 of approximately $0.08 million related to operating activities of our currently inactive Bioral Nutrient Delivery, LLC subsidiary that commenced in 2003. There were no expenses related to this subsidiary in 2006. The increase in general and administrative expenses in 2006 is primarily due to increased professional and legal fees incurred in connection with legal due diligence associated with licensing transactions, increased patent costs, stock-based compensation (related to our adoption of FAS 123R), and investor relations.

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

Derivative Gain (loss). Derivative loss in 2006 is related to the adjustment of derivative liabilities to fair value as of December 31, 2005 and subsequent changes in fair value in 2006. These derivatives relate to the Laurus financing (see Notes 1 and 7 to financial statements) and warrants issued to CDC.

Debt extinguishment (loss). During the year ended December 31, 2006, we had a debt extinguishment loss related to the debt modification that arose from the amendments to the Laurus convertible term notes and related deferral warrants.

Income Tax Benefit and sale of state tax loss carryforwards. We incurred net operating losses during both years presented, and we did not recognize any benefit associated with these losses. We had federal net operating loss carryforwards of $33.0 million at December 31, 2006 and $25.5 million of state carryforwards. The federal net operating loss carryforwards expire beginning in 2020, if not utilized. We sold New Jersey state tax credits and net operating losses in 2005 of $4.5 million, which generated cash of $0.5 million in 2005. The state operating loss carryforwards expire beginning in 2008, if not utilized. Financial Accounting Standards Board Statement No.109 provides for the recognition of deferred tax assets if realization is more likely than not. Based upon available data, which includes our historical operating performance and our reported cumulative net losses in prior years, we have provided a full valuation allowance against our net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Item 7.	Financial Statements.

Our Consolidated Financial Statements and Notes thereto, as amended, and the report of Aidman, Piser & Company, P.A., our independent registered public accounting firm, are set forth on pages F-1 through F-27 of this Report.

Item 13.	Exhibits

The following exhibits are filed with this Amendment No. 2.

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

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

As discussed in Note 13 to the consolidated financial statements the accompanying 2006 consolidated financial statements have been restated.

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida

April 16, 2007 except for Notes 1, 8 and 13 as to which the date is November 20, 2007

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$2,172,104
Accounts receivable	42,118
Due from related party	8,523
Prepaid expenses and other current assets	180,863

Total current assets	2,403,608

Equipment, net	379,654

Goodwill	2,715,000

Other intangible assets:
Licenses	2,442,171
Acquired product rights	2,000,000
Accumulated amortization	(561,767)

Total other intangible assets	3,880,404

Other assets	463,268

Total assets	$9,841,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Note payable	1,000,000
Accounts payable and accrued expenses	2,032,765
Due to related party	1,001,177
Deferred revenue	2,570,360
Dividends payable	152,803
Derivative liability	7,795,931

Total current liabilities	14,553,036

Convertible notes payable	4,003,250

Total liabilities	18,556,286

Commitments and contingencies (Notes 6 and 12)	—
Stockholders’ deficit:
Series A Preferred stock, $.001 par value; 1,647,059 shares designated, issued and outstanding	3,705,883
Series B Preferred stock, $.001 par value, 941,177 shares designated, 341,176 shares issued and outstanding	1,450,000
Common stock, $.001 par value; 45,000,000 shares authorized, 14,048,637 shares issued; 14,033,146 shares outstanding	14,049
Additional paid-in capital	32,132,609
Treasury stock, at cost, 15,491 shares	(47,183)
Accumulated deficit	(45,969,710)

Total stockholders’ deficit	(8,714,352)

Total liabilities and stockholders’ deficit	$9,841,934

See notes to consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006 (Restated)	2005
Sponsored research revenues	$75,717	$364,225
Milestone and royalty revenues, related parties	65,061	422,342
Research fees	135,000	62,995

	275,778	849,562

Expenses:
Research and development	6,718,638	5,526,833
Related party research and development	2,550,058	937,029
Product development	746,591	—
General and administrative	4,947,506	3,533,286
Related party general and administrative	124,505	66,835

	15,087,298	10,063,983

Loss from operations	(14,811,520)	(9,214,421)

Other income, net	7,663	—

Other expense:
Sale of tax loss carryforwards	—	451,590
Interest expense, net	(1,948,264)	(1,345,496)
Derivative gain (loss)	(1,013,142)	28,930
Loss on extinguishment of debt	(4,629,946)	—

	(7,591,352)	(864,976)

Net loss	(22,395,209)	(10,079,397)
Preferred stock dividends	(65,250)	(65,250)

Loss attributable to common stockholders	$(22,460,459)	$(10,144,647)

Per share amounts, basic and diluted:
Loss attributable to common stockholders	$(1.67)	$(1.21)

Weighted average common stock shares outstanding:
Basic and diluted	13,435,091	8,353,346

See notes to consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006 (Restated) AND 2005

	Series A Preferred Stock		Series B Preferred stock				Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Common Stock
Balances, January 1, 2005	1,647,059	$3,705,883	341,176	$1,450,000	7,245,863	$7,246	$14,619,701	$(303,894)	$(13,495,104)	$5,983,832
Stock-based compensation							11,724			11,724
Conversion of notes payable to common stock	—	—	—	—	70,000	70	171,430	—	—	171,500
Issuance of treasury stock	—	—	—	—			(99,711)	256,711	—	157,000
Shares issued for cash, net of offering costs	—	—	—	—	4,512,774	4,513	7,901,253		—	7,905,766
Reclassification of equity to derivative liability	—	—	—	—			(624,593)	—	—	(624,593)
Reclassification of derivative liability to equity	—	—	—	—	—	—	1,610,929	—	—	1,610,929
Issuance of warrants for financing costs	—	—	—	—	—	—	305,685	—	—	305,685
Series B Preferred Dividends	—	—	—	—	—	—	(65,250)	—	—	(65,250)
Net loss	—	—	—	—	—	—	—	—	(10,079,397)	(10,079,397)

Balances, December 31, 2005	1,647,059	$3,705,883	341,176	$1,450,000	11,828,637	$11,829	$23,831,168	$(47,183)	$(23,574,501)	$5,377,196

Stock-based compensation	—	—	—	—	—	—	576,627	—	—	576,627
Issuance of stock, net of offering costs	—	—	—	—	2,000,000	2,000	6,973,900	—	—	6,975,900
Issuance of warrants for product development expense	—	—	—	—	—	—	51,205	—	—	51,205
Conversion of notes payable to common stock	—	—	—	—	213,363	213	522,524	—	—	522,737
Expense paid through the issuance of common stock	—	—	—	—	6,637	7	20,768	—	—	20,775
Reclassification of derivative liability to equity	—	—	—	—	—	—	221,667	—	—	221,667
Series B Preferred Dividends	—	—	—	—	—	—	(65,250)	—	—	(65,250)
Net loss	—	—	—	—	—	—	—	—	(22,395,209)	(22,395,209)

Balances, December 31, 2006	1,647,059	$3,705,883	341,176	$1,450,000	14,048,637	$14,049	$32,132,609	$(47,183)	$(45,969,710)	$(8,714,352)

See notes to consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006
	(Restated)	2005
Operating activities:
Net loss	$(22,395,209)	$(10,079,397)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses paid through the issuance of treasury stock	—	57,000
Expenses paid through the issuance of common stock	20,775	—
Expenses paid through the issuance of warrants	988,185	—
Depreciation	277,569	281,392
Amortization of deferred finance costs and intangible assets	795,321	435,950
Accretion of interest on convertible debentures	1,044,203	1,054,846
Derivative loss (gain)	1,013,142	(28,930)
Loss on extinguishment of debt	4,629,946	—
Stock-based compensation expense	576,627	31,725
Changes in assets and liabilities:
Prepaid expenses and other assets	30,580	31,392
Accounts payable and accrued expenses	837,970	558,883
Deferred revenue	2,500,000	(52,950)

Net cash flows from operating activities	(9,680,891)	(7,710,089)

Investing activities:
Purchase of equipment	(9,546)	(33,776)
Purchase of intangible assets	(1,000,000)	—

Net cash flows from investing activities	(1,009,546)	(33,776)

Financing activities:
Proceeds from issuance of common stock and sale of warrants	7,000,900	8,163,322
Offering cost paid from issuance of Common Stock and Sale of Warrants	(25,000)	(257,556)
Proceeds from convertible debentures	—	5,000,000
Proceeds from (repayment of) related party borrowings	971,906	(156,265)
Cash paid for loan costs	—	(507,500)
Payment on notes payable	—	(333,333)

Net cash flows from financing activities	7,947,806	11,908,668

Net change in cash and cash equivalents	(2,742,631)	4,164,803
Cash and cash equivalents at beginning of year	4,914,735	749,932

Cash and cash equivalents at end of year	$2,172,104	$4,914,735

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

Revenue Recognition:

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. When evaluating multiple element arrangements, the company considers whether the components of the arrangement represents separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether it is separable from the other aspects of the contractual relationship.

License Arrangements:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

1.	Nature of business and summary of significant accounting policies (continued):

License Arrangements (continued):

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

Sponsored Research:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

1.	Nature of business and summary of significant accounting policies (continued):

Intangible assets with finite useful lives are amortized over the estimated useful lives as follows:

Estimated Useful Lives
Licenses	13 years
Product rights	11 years

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

1.	Nature of business and summary of significant accounting policies (continued):

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

The following table sets forth the calculations of basic and diluted net loss per share:

	2006 (restated)	2005
Numerator:
Net loss attributable to common stockholders	$(22,460,459)	$(10,144,647)

Denominator:
For basic loss per share – weighted average shares	13,435,091	8,353,346
Effect of dilutive securities	—	—

Weighted average shares for dilutive loss per share	13,435,091	8,353,346

Net loss per share attributable to common stockholders, basic and dilutive	$(1.67)	$(1.21)

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

1.	Nature of business and summary of significant accounting policies (continued):

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

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

The Company evaluates each of its financial instruments to determine if such instruments qualify as derivative instruments in accordance with FASB Statement No. 133 “Accounting for derivative instruments and hedging activities” and EITF 00-19, “Accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock”.

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

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at:

	Number of shares into which derivative liability can be settled
Embedded derivative instruments that have been bifurcated	1,757,453	$1,993,655
Freestanding derivatives (principally warrants)	2,313,394	5,802,276

	4,070,847	$7,795,931

Derivative income (expense) in the accompanying statement of operations is related to the individual derivatives as follows:

	Year Ending December 31,
	2006	2005
Embedded derivative instruments	$(702,201)	$(294,344)
Freestanding derivatives (principally warrants)	(310,941)	323,274

	$(1,013,142)	$28,930

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

1.	Nature of business and summary of significant accounting policies (continued):

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

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

3.	Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from convertible notes, through short-term borrowings, which were subsequently repaid, and from funded research arrangements. The Company has not generated revenue from the sale of any product but has generated deferred revenues from licensing arrangements and sponsored research in 2006 and 2005. The Company intends to finance its research and development efforts and its working capital needs from existing cash, new sources of financing and licensing agreements.

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

CDC:

•	$1,900,000 note payable bearing interest at 10.25%, due March 2008.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

3.	Liquidity and management’s plans (continued):

Additionally, the Company generated approximately $3,485,000 from the sale of Common Stock as the result of:

•	$3,235,000 from the exercise of warrants by Laurus Master Fund, Ltd. in April 2007

•	$250,000 from the sale of common stock to Sigma-Tau Pharma in January 2007

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

4.	Research and development arrangements and related party transactions (continued):

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

See Note 9 regarding related party equity line of credit agreement.

5.	Equipment:

Equipment consists of the following at December 31, 2006:

Office and laboratory equipment	1,906,300
Less accumulated depreciation and amortization	(1,526,646)

$379,654

Depreciation expense related to equipment for the years ended December 31, 2006 and 2005 was approximately $0.3 million and $0.3 million, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

6.	Note payable:

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

Management deems the last $1.0 million payment a contingent liability and therefore will not record the $1.0 million as a liability or intangible asset until the conditions occur which would trigger the requirement to make this payment. In addition to the purchased BEMA™ intellectual property rights, QLT granted to the Company the option, for a period of 12 months, to purchase the intellectual property rights owned by QLT related to its BEMA™ technology for the United States territory. If such option is exercised, the purchase price for the United States territory would be $7.0 million, which would be paid over time.

On August 2, 2006, the Company, Arius One and Meda AB, a Swedish company (“Meda”) entered into a License and Development Agreement pursuant to which the Company and Arius One granted Meda an exclusive license to develop and sell the Company’s BEMA™ Fentanyl product in Europe in exchange for a non-refundable upfront payment of $2.5 million, milestone payments, and a royalty on sales. Milestone payments, totaling an additional $7.5 million, shall be received by the Company upon the achievement of certain future milestones. As part of this transaction, Meda, the Company and Arius One have also entered into a BEMA™ Fentanyl Supply Agreement pursuant to which Meda shall acquire, and the Company and Arius One shall supply (directly or indirectly through third party contractors), all of Meda’s requirements of BEMA™ Fentanyl product.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

7.	Convertible notes payable (continued):

From June 2005 through July 2006, the Company entered into amendments to the February and May 2005 financing agreements with Laurus under which Laurus agreed to defer certain principal payments otherwise required under the agreements. In consideration for these amendments, the Company issued Laurus warrants to purchase shares of the Company’s common stock as follows:

Warrant Amendment Date	Number of Warrants	Exercise Price	Expiration Date
June 29, 2005	30,000	$.001	June 29, 2012
December 29, 2005	69,274	$.001	December 29, 2012
July 25, 2006	110,000	$3.00	July 25, 2013

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

The Company applied the provisions of EITF 06-06, “Debtor’s Accounting for Modification (or exchange) of Convertible Debt Instruments” to the amendments dated December 28, 2006. Since the post-modification present value of the cash flows to the lender, including the approximately $4,380,000 fair value of the December 2006 warrants, changed such cash flows before the modification by more than 10%, the debt modification was accounted for as a debt extinguishment, and as such, the debt was adjusted to its fair value; the $249,496 excess of that fair value over the then carrying value of the debt and the $4,380,000 fair value of the December 2006 was recorded as a loss on extinguishment of debt.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

7.	Convertible notes payable (continued):

The Laurus financings included registration rights related to share settlement of the embedded conversion features and the warrants which the company has determined not to be within its control.

In addition, certain features associated with the financings, such as anti-dilution protection afforded to Laurus, render the number of shares issuable under the financings to be variable, (only when and if the Company sells stock for an amount less than the otherwise fixed conversion price). In these instances, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair value. The following tabular presentation reflects the allocation of the proceeds of the financing:

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

Future maturities of convertible note payable are as follows:

Year Ended December 31,
2008	4,305,761
Less unamortized discount	(302,511)

$4,003,250

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

8.	Income taxes:

The Company has no income tax expense or benefit for 2006 or 2005 as the Company has incurred net operating losses and has recognized valuation allowances for all deferred tax assets.

The reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	Year Ended December 31,
	2006 (restated)	2005
Federal statutory income tax rate	34.00%	34.00%
State taxes, net of federal benefit	3.45	3.45
Permanent difference - compensation expense	(2.83)	(2.90)
Research and development (“R&D”) credit	4.74	—
Other	(0.05)	—
Valuation allowance	(39.32)	(34.55)

	—%	—%

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	December 31,
	2006 (restated)	2005
Deferred tax assets (liabilities)
Deferred revenue	$962,646	$—
Basis difference in equipment	(89,678)	(152,184)
Basis difference in intangibles	(1,950,382)	(1,490,743)
Accrued liabilities and other	115,168	34,590
R&D Credit	1,249,148	186,631
Derivative	1,733,998	—
Net operating loss carry-forward	12,111,365	6,749,171

Less: valuation allowance	(14,132,265)	(5,327,465)

Net deferred tax	$—	$—

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

2,588,236

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

9.	Stockholders’ equity (continued):

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

9.	Stockholders’ equity (continued):

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2005	1,861,480	$5.03
Granted in 2005:
Officers and Directors	417,761	2.96
Others	142,703	4.60
Exercised	—	—
Forfeitures	(236,349)	5.44

Outstanding at December 31, 2005	2,185,595	$4.43	$165,608

Granted in 2006:
Officers and Directors	235,000	2.08
Others	241,255	2.32
Exercised	—	—
Forfeitures	(638,146)	6.39

Outstanding at December 31, 2006	2,023,704	$3.04	$1,099,052

Options outstanding at December 31, 2006 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	1,858,653	7.03	$2.72
$ 5.01 – 10.00	147,889	0.75	$5.75
$10.01 – 15.00	8,581	0.87	$11.80
$15.01 – 20.00	8,581	0.87	$17.48

	2,023,704			$1,099,052

Options exercisable at December 31, 2006 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	1,461,532	7.03	$2.75
$ 5.01 – 10.00	141,889	0.75	$5.76
$10.01 – 15.00	8,581	0.87	$11.80
$15.01 – 20.00	8,581	0.87	$17.48

	1,620,583			$863,245

The weighted average grant date fair value of options granted during 2006 and 2005 whose exercise price is equal to the market price of the stock at the grant date was $2.08 and $2.97, respectively. The weighted average grant date fair value of options granted during 2005 whose exercise price is greater than the estimated market price of the stock at the grant date is $3.10. There were no options granted during 2006 whose exercise price is grater than the estimated market price of the stock at the grant date.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

9.	Stockholders’ equity (continued):

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

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

The future minimum commitments on all operating leases at December 31, 2006 are as follows:

Years ending December 31,
2007	33,799
2008	7,691
2009	5,768

$47,258

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

12.	Commitments and contingencies (continued):

Motion. Accordingly, the parties are to proceed until resolution of the Company’s counterclaim for attorneys’ fees and costs and either party could appeal at that point in time. The parties are in the discovery phase with regard to the counterclaim for attorneys’ fees and costs and no hearing date has yet to be scheduled on said counterclaim. The Company believes that the plaintiff’s claims are without merit and intend to continue to vigorously defend the lawsuit. No liability, if any, that may result from this matter has been recorded in the financial statements.

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

On August 30, 2006, The Company delivered to CDC the BDSI Notice pursuant to the CDLA. In the BDSI Notice, the Company claimed that CDC breached the CDLA and damaged them when it acted or failed to act in accordance with or in contravention of the terms of the CDLA. In the BDSI Notice, the Company reserved the right to make additional claims against CDC. Also on August 30, 2006, the Company received written notice from CDC of CDC’s claim of termination of the CDLA. In its notice, CDC alleged that the Company undertook certain actions which materially breached the CDLA, which breaches, CDC alleged, require the Company to transfer certain specified rights and assets relating to BEMA TM Fentanyl to CDC. Pursuant to the CDLA, any claim of breach of material terms is subject to the dispute resolutions procedures, including arbitration, contained within the CDLA.

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

See Note 14 for resolutions of the CDC litigation.

13.	Restatement of previously issued financial statements:

During the year ended December 31, 2006, the Company licensed the European manufacturing and distribution rights for BEMA™ Fentanyl (“BEMA Fentanyl”) to Meda. In connection with this agreement, the Company received a $2,500,000 initial non-refundable payment for delivery of the licensed technology and recognized that amount as revenue during the year ended December 31, 2006 since the company believed that it had no significant continuing obligations with respect to the license delivery. The agreement provides for additional payments to the Company upon the achievement of certain milestones as well as payments for the Company’s possible future manufacture of BEMA Fentanyl for Meda.

The Company and its independent registered public accounting firm have reevaluated the accounting for the $2,500,000 payment based on the criteria of both SEC Staff Accounting Bulletin No. 104 and EITF 00-21 (see Note 1 - Revenue recognition) and determined that revenue recognition should have been

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

13.	Restatement of previously issued financial statements (continued):

deferred and recognized over the estimated term of the license (the term is expected to commence upon regulatory approval of BEMA Fentanyl in various European jurisdictions and generally terminates with the expiration of the patents underlying the licensed technology in the various European jurisdictions). As such, the audited annual financial information as previously reported as of and for the period ended December 31, 2006 has been restated as follows:

		Balance Sheet December 31, 2006
	As previously reported (1)	Restatement adjustment (2)	Restated

ASSETS
Current assets:
Cash and cash equivalents	$2,172,104	$—	$2,172,104
Accounts receivable	42,118	—	42,118
Due from related party	8,523	—	8,523
Prepaid expenses and other current assets	180,863	—	180,863

Total current assets	2,403,608	—	2,403,608

Equipment, net	379,654	—	379,654
Goodwill	2,715,000	—	2,715,000
Other intangible assets:
Licenses	2,442,171	—	2,442,171
Acquired product rights	2,000,000	—	2,000,000
Accumulated amortization	(561,767)	—	(561,767)

Total other intangible assets	3,880,404	—	3,880,404

other assets	463,268	—	463,268
Total assets	$9,841,934	$—	$9,841,934

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

		Balance Sheet December 31, 2006
	As previously reported (1)	Restatement adjustment (2)	Restated
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Notes payable	$1,000,000	$—	$1,000,000
Accounts payable and accrued expenses	2,032,765	—	2,032,765
Due to related party	1,001,177	—	1,001,177
Deferred revenue	70,360	2,500,000	2,570,360
Dividends payable	152,803	—	152,803
Derivative liability	7,795,931	—	7,795,931

Total current liabilities	12,053,036	2,500,000	14,553,036

Convertible notes payable	4,003,250	—	4,003,250

Total liabilities	16,056,286	2,500,000	18,556,286

Stockholders’ deficit:
Series A Preferred stock, $.001 par value; 1,647,059 shares designated, 0 and 1,647,059 shares issued and outstanding in 2007 and 2006, respectively	3,705,883	—	3,705,883
Series B Preferred stock, $.001 par value, 941,177 shares designated, 0 and 341,176 shares issued and outstanding in 2007 and 2006, respectively	1,450,000	—	1,450,000
Common stock, $.001 par value; 45,000,000 shares authorized, 14,048,637 shares issued; 14,033,146 shares outstanding	14,049	—	14,049
Additional paid-in capital	32,132,609	—	32,132,609
Treasury stock, at cost, 15,491 shares	(47,183)	—	(47,183)
Accumulated deficit	(43,469,710)	(2,500,000)	(45,969,710)

Total stockholders’ deficit	(6,214,352)	(2,500,000)	(8,714,352)

Total liabilities and stockholders’ deficit	$9,841,934	—	$9,841,934

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

13.	Restatement of previously issued financial statements (continued):

	Statement of Operations
	As previously reported (1)	Year Ended December 31,2006 Restatement adjustment(2)	Restated
Sponsored research revenues	$75,717	$—	$75,717
Milestone and royalty revenues, related parties	65,061	—	65,061
License fees, European	2,500,000	(2,500,000)	—
Research fees	135,000	—	135,000

	2,775,778	(2,500,000)	275,778

Expenses:
Research and development	6,718,638	—	6,718,638
Related party research and development	2,550,058	—	2,550,058
Product development	746,591	—	746,591
General and administrative	4,947,506	—	4,947,506
Related party general and administrative	124,505	—	124,505

	15,087,298	—	15,087,298

Loss from operations	(12,311,520)	(2,500,000)	(14,811,520)

Other income, net	7,663	—	7,663
Other expense:
Sale of tax loss carryforwards	—	—	—
Interest expense, net	(1,948,264)	—	(1,948,264)
Derivative gain (loss)	(1,013,142)	—	(1,013,142)
Loss on extinguishment of debt	(4,629,946)	—	(4,629,946)

	(7,591,352)	—	(7,591,352)

Net loss	(19,895,209)	(2,500,000)	(22,395,209)
Preferred stock dividends	(65,250)	—	(65,250)

Loss attributable to common stockholders	$(19,960,459)	$(2,500,000)	$(22,460,459)

Per share amounts, basic and diluted:
Loss attributable to common stockholders	$(1.49)		$(1.67)

Weighted average common stock shares outstanding:
Basic and diluted	13,435,091		13,435,091

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

13.	Restatement of previously issued financial statements (continued):

	as previously reported (1)	Consolidated Statement of Cash Flows	restated
		Year Ended December 31, 2006
		restatement adjustment (2)
Operating activities:
Net loss	$(19,895,209)	(2,500,000)	$(22,395,209)
Adjustments to reconcile net loss to net cash flows from operating activities
Expenses paid through the issuance of common stock	20,775	—	20,775
Expenses paid through the issuance of warrants	988,185	—	988,185
Depreciation	277,569	—	277,569
Amortization of deferred finance costs and intangible assets	795,321	—	795,321
Accretion of interest on convertible debentures	1,044,203	—	1,044,203
Derivative loss (gain)	1,013,142	—	1,013,142
Loss on extinguishment of debt	4,629,946	—	4,629,946
Stock-based compensation expense	576,627	—	576,627

Changes in assets and liabilities:
Prepaid expenses and other assets	30,580	—	30,580
Accounts payable and accrued expenses	837,970	—	837,970
Deferred revenue	—	2,500,000	2,500,000

Net cash flows from operating activities	(9,680,891)	—	(9,680,891)

Investing activities:
Purchase of equipment	(9,546)	—	(9,546)
Purchase of intangible assets	(1,000,000)	—	(1,000,000)

Net cash flows from investing activities	(1,009,546)	—	(1,009,546)

Financing activities:
Proceeds from issuance of common stock and sale of warrants	7,000,900	—	7,000,900
Offering cost paid from issuance of Common Stock and Sale of Warrants	(25,000)	—	(25,000)
Proceeds from (repayment of) related party borrowings	971,906	—	971,906

Net cash flows from financing activities	7,947,806	—	7,947,806

Net change in cash and cash equivalents	(2,742,631)	—	(2,742,631)
Cash and cash equivalents at beginning of year	4,914,735	—	4,914,735

Cash and cash equivalents at end of year	$2,172,104	$—	$2,172,104

(1)	Source – Financial statements included in December 31, 2006 Form 10KSB.
(2)	Adjustment to defer revenue associated with upfront, non-refundable payment received associated with the European licensing rights to BEMA Fentanyl.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

4.	Subsequent Events:

On January 10, 2007, Hopkins Capital Group II, LLC converted 341,176 shares of Series B Convertible Preferred Stock of The Company (the “Series B Convertible Preferred Stock” consisting of all said Series B Preferred Shares outstanding) into 341,176 shares of Common Stock. No other consideration was paid. HCG also acquired 59,226 shares of Common Stock pursuant to the conversion of accrued and unpaid dividends on the Series B Convertible Preferred Stock.

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

On March 12, 2007, the Company entered into a Dispute Resolution Agreement (the “DRA”) with CDC IV, LLC. Pursuant to the DRA, the Company and CDC have terminated the previously instituted dispute resolution procedures between the parties relating to the allegations and demands made by the parties against each other in August 2006 (the “Disputed Matters”). The effect of the DRA is that CDC has withdrawn its claims to ownership of the Company’s BEMA™ Fentanyl asset, which had been asserted by CDC as part of the Disputed Matters, and the Company has withdrawn its claims against CDC. The Company has previously rejected CDC’s August 2006 allegations and demands. The resolution of the disputes under the DRA is without prejudice to the Disputed Matters of both the Company and CDC. As such, no assurance can be given that CDC will not make similar additional claims against the Company. Simultaneously with the Company and CDC’s entry into the DRA, the Company and CDC entered into an amendment to their Clinical Development and License Agreement, dated July 14, 2005 (as amended, the “CDLA”). The purpose of the amendment to the CDLA is to clarify certain reporting and other obligations between the parties regarding the development and commercialization of BEMA™ Fentanyl. Under the CDLA, the Company must meet certain conditions or CDC can assume control of the BEMA™ Fentanyl project and related intellectual property assets. Concurrently with the parties’ negotiation of the DRA, CDC alleged that the Company had violated CDC’s financing right of first refusal (as amended, the “ROFN”) provided for in the May 2006 Securities Purchase Agreement between the parties. Specifically, in January 2007, CDC alleged by written notice that the Company’s December 2006 note deferral agreements with Laurus Master Fund Ltd. (the “Laurus Deferral Transaction”) triggered the ROFN provisions.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

14.	Subsequent Events (continued):

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

On March 30, 2007, HCG funded a $1.0 million unsecured, non-interest bearing note, due June 30, 2007. As consideration for the loan made by HCG, the Company granted HCG the right, for a period of six months, to participate in and enter into a royalty purchase agreement. The consideration to be paid upon exercise of the right, which can be demanded by either the Company or HCG at any time before September 30, 2007, is $5.0 million. The royalty is to be paid based on a low, single digit tiered percentage of net sales of the BEMA ™ Fentanyl once the product is approved and commercial sales begin. In addition, if the royalty purchase agreement is entered into, the Company would issue a warrant to HCG to purchase 475,000 shares of Common Stock at $5.55 per share (the closing price on April 2, 2007). No assurances can be given that either the Company or HCG will elect to enter into the royalty purchase agreement.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: November 21, 2007	By:	/s/ Mark A. Sirgo
	Name:	Mark A. Sirgo
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Francis E. O’Donnell, Jr. Francis E. O’Donnell, Jr.	Chairman of the Board and Director	November 21, 2007

/s/ Mark A. Sirgo Mark A. Sirgo	President and Chief Executive Officer (Principal Executive Officer)	November 21, 2007

/s/ James A. McNulty James A. McNulty	Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	November 21, 2007

/s/ Raphael J. Mannino Raphael J. Mannino	Executive Vice President, Chief Scientific Officer and Director	November 21, 2007

/s/ William B. Stone William B. Stone	Director	November 21, 2007

/s/ John J. Shea John J. Shea	Director	November 21, 2007

/s/ Thomas D’Alonzo Thomas D’Alonzo	Director	November 21, 2007

/s/ William S. Poole William S. Poole	Director	November 21, 2007