Form 10-K/A
period 2007-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2008-03-17
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of BioDelivery Sciences International, Inc. (the “Company”) for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 7, 2008 (the “Original Filing”), is being filed solely for the limited purpose of amending “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” to the Original Filing to properly reflect the amount of shares of our common stock beneficially owned by CDC IV, LLC.

As a result of this amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and, accordingly, this Amendment should be read in conjunction with the Original Filing.

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

Name of Beneficial Owner	Number of Shares of Common Stock Owned(1)	Percentage of Class as of March 7, 2008
Hopkins Capital Group II, LLC (2)	4,171,523	21.79%
Francis E. O’Donnell, Jr., M.D. (3)	4,478,788	23.39%
The Francis E. O’Donnell, Jr. Irrevocable Trust #1 (4)	4,339,023	22.66%
CDC IV, LLC (5)	4,505,120	23.53%
Laurus Master Fund. Ltd. (6)	955,137	4.99%
Mark A. Sirgo, Pharm.D. (7)	966,109	5.05%
Andrew L. Finn, Pharm.D. (8)	871,183	4.55%
Raphael J. Mannino, Ph.D. (9)	384,044	2.01%
James A. McNulty (10)	155,573	*
William B. Stone (11)	240,000	1.25%
John J. Shea (12)	175,000	*
William S. Poole (13)	118,190	*
Thomas D’Alonzo (14)	70,730	*
All Directors and Officers as a group (9 persons)	7,459,617	38.96%

*	Less than 1%
(1)	Based on 19,145,146 shares of common stock outstanding as of March 7, 2008.
(2)	Includes 400,402 shares of our common stock which were converted from Series B Convertible Preferred Stock in January 2007.
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
(5)

Includes 2,000,000 shares of common stock owned by CDC, IV. LLC and includes 2,505,120 warrants to purchase shares of our common stock. The address for CDC IV, LLC is 47 Hullfish Street, Suite 310, Princeton, NJ. 08542.

(6)

Up to a maximum potential of 2,559,138 shares of common stock are issuable upon exercise, as the case may be, of warrants with Laurus. However, the terms of the warrants issued by us to Laurus provide that Laurus is not entitled to receive shares upon exercise of the warrants, if such receipt

1

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.
Date: March 17, 2008
	By:	/s/ Mark A. Sirgo
	Name:	Mark A. Sirgo
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Francis E. O’Donnell, Jr.	Chairman of the Board and Director	March 17, 2008
Francis E. O’Donnell, Jr.

/s/ Mark A. Sirgo	President and Chief Executive Officer	March 17, 2008
Mark A. Sirgo	(Principal Executive Officer)

/s/ James A. McNulty	Chief Financial Officer, Secretary and Treasurer	March 17, 2008
James A. McNulty	(Principal Accounting Officer)

/s/ Raphael J. Mannino	Executive Vice President, Chief Scientific	March 17, 2008
Raphael J. Mannino	Officer and Director

/s/ William B. Stone	Director	March 17, 2008
William B. Stone

/s/ John J. Shea	Director	March 17, 2008
John J. Shea

/s/ Thomas D’Alonzo	Director	March 17, 2008
Thomas D’Alonzo

/s/ William S. Poole	Director	March 17, 2008
William S. Poole