Form 10-Q
period 2008-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2008-08-14
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 14, 2008, there were 19,166,037 shares of company common stock issued and 19,150,546 shares of company common stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash	$6,121,415	$13,797,093
Certificate of deposit	—	2,800,000
Accounts receivable	326,703	305,497
Due from related party	—	14,414
Prepaid expenses and other current assets	104,486	160,704
Deferred income taxes	2,000,000	—

Total current assets	8,552,604	17,077,708

Equipment, net	168,718	222,806
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,662,999	1,755,977
Acquired product rights	4,484,437	4,711,986

Total other intangible assets	6,147,436	6,467,963

Deposits on equipment	1,949,073	1,344,311
Other assets	12,666	15,937
Restricted cash	144,000	144,000

Total assets	$19,689,497	$27,987,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, related party	$—	$1,296,164
Notes payable	—	90,834
Accounts payable and accrued liabilities, other	547,079	1,535,077
Accounts payable and accrued liabilities, related party	169,604	166,219
Clinical trial payables and accrued liabilities, other	1,961,215	2,568,564
Clinical trial payables and accrued liabilities, related party	19,560	1,922,708
Deferred revenue, current	95,121	120,121
Derivative liability (Note 7)	4,259,997	6,543,571

Total current liabilities	7,052,576	14,243,258
Deferred revenue, long-term	35,032,052	32,532,252

Total liabilities	42,084,628	46,775,510

Commitments and contingencies (Notes 6 and 12)	—	—

Stockholders’ deficit:
Common stock, $.001 par value; 45,000,000 shares authorized 19,166,037 and 19,101,037 shares issued; 19,150,546 and 19,085,546 shares outstanding in 2008 and 2007, respectively	19,166	19,101
Additional paid-in capital	57,731,578	56,267,563
Treasury stock, at cost, 15,491 shares, 2008 and 2007	(47,183)	(47,183)
Accumulated deficit	(80,098,692)	(75,027,266)

Total stockholders’ deficit	(22,395,131)	(18,787,785)

Total liabilities and stockholders’ deficit	$19,689,497	$27,987,725

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Royalties, related parties	$15,488	$19,540	$35,236	$37,670
Research fees/consulting	12,500	—	117,000	25,000
Research and development services	829,995	—	1,448,269	—

	857,983	19,540	1,600,505	62,670

Expenses:
Research and development:
Related party	70,914	1,685,854	537,158	3,058,668
Other	2,637,182	1,349,167	5,849,671	3,211,989
General and administrative:
Related party	15,000	4,402	30,300	8,302
Other	2,645,292	1,010,550	4,055,725	2,211,102

Total expenses	5,368,388	4,049,973	10,472,854	8,490,061

Loss from operations	(4,510,405)	(4,030,433)	(8,872,349)	(8,427,391)

Interest income (expense), net	34,226	(646,005)	(482,651)	(1,336,458)
Derivative gain (loss)	47,100	4,090,612	2,283,574	(3,677,501)
Loss on extinguishment of debt	—	(3,595,169)	—	(3,595,169)

Loss before income taxes	(4,429,079)	(4,180,995)	(7,071,426)	(17,036,519)

Deferred income tax benefit	2,000,000	—	2,000,000	—

Net loss	(2,429,079)	(4,180,995)	(5,071,426)	(17,036,519)

Constructive dividends	—	—	—	(3,870,588)

Loss attributable to common stockholders	$(2,429,079)	$(4,180.995)	$(5,071,426)	$(20,907,107)

Per share amounts, basic and diluted:
Loss attributable to common stockholders	$(0.13)	$(0.22)	$(0.26)	$(1.24)

Weighted average common stock shares outstanding – basic and diluted	19,150,546	19,001,041	19,138,650	16,925,440

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balances, January 1, 2008	19,101,037	$19,101	$56,267,563	$(47,183)	$(75,027,266)	$(18,787,785)
Stock-based compensation	—	—	1,356,029	—	—	1,356,029
Stock option exercises	65,000	65	107,986	—	—	108,051
Net loss	—	—	—	—	(5,071,426)	(5,071,426)

Balances, June 30, 2008	19,166,037	$19,166	$57,731,578	$(47,183)	$(80,098,692)	$(22,395,131)

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating activities:
Net loss	$(5,071,426)	$(17,036,519)
Adjustments to reconcile net loss to net cash flows from operating activities:
Expenses paid through the issuance of common stock	—	201,154
Depreciation and amortization	401,531	315,426
Derivative (gain) loss	(2,283,574)	3,677,501
Loss on extinguishment of debt	—	3,595,169
Accretion of interest on convertible debentures	603,836	680,647
Stock-based compensation	1,356,029	207,413
Changes in assets and liabilities:
Accounts receivable	(21,206)	(10,033)
Prepaid expenses and other current assets	59,210	522,557
Accounts payable and accrued expenses	(1,118,152)	(238,734)
Deferred revenue	2,474,801	—
Deferred income tax asset	(2,000,000)	—

Net cash flows from operating activities	(5,598,951)	(8,085,419)

Investing activities:
Purchase of equipment	(26,827)	(8,107)
Deposits on equipment	(1,212,528)	—

Net cash flows from investing activities	(1,239,355)	(8,107)

Financing activities:
Proceeds from issuance of common stock	—	250,000
Proceeds from exercise of stock options	108,051	521,392
Proceeds from notes payable and warrants sale, related parties	—	2,900.000
Payment on notes payable, related parties	(1,900,000)	(1,000,000)
Payment of other notes payable	(90,835)	—
Proceeds from exercise of common stock warrants	—	3,235,420
(Repayment of) proceeds from related party borrowings, net	(1,754,588)	1,662,632

Net cash flows from financing activities	(3,637,372)	7,569,444

Net change in cash and cash equivalents	(10,475,678)	(524,082)
Cash and cash equivalents at beginning of period	16,597,093	2,172,104

Cash and cash equivalents at end of period	$6,121,415	$1,648,022

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash investing and financing activities

The Company converted $4,057,401 of convertible notes payable through the issuance of 1,757,454 shares of common stock during the six months ended June 30, 2007.

The Company converted $201,154 of interest payable through the issuance of common stock to Laurus Master Fund Ltd. during the six months ended June 30, 2007.

The Company reclassified derivative liabilities of $5,175,701 from debt to equity during the six months ended June 30, 2007, as a result of the conversions of notes payable to which the derivative related.

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

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

1.	Basis of presentation:

Overview

The accompanying unaudited condensed consolidated financial statements of BioDelivery Sciences International, Inc., together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc. (“Arius One”) and Arius Two, Inc. (“Arius Two”) and its majority-owned subsidiary, Bioral Nutrient Delivery, LLC (“BND” and, collectively with Arius and Arius Two, the “Company” or “we”, “us” or similar terminology) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated. BND became substantially inactive as of September 30, 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K, filed with the SEC on March 7, 2008 (as amended, the “2007 Annual Report”). The accompanying condensed unaudited balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. As used herein, the term “Common Stock” means the Company’s common stock, par value $.001 per share.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this report are encouraged to review the risk factors relating to the Company which are set forth in the 2007 Annual Report.

The Company currently generates revenue or deferred revenue from licensing, milestone payments, research and development services and royalties. Ultimately, if approval of the Company’s owned or licensed products is secured from the U.S. Food and Drug Administration (“FDA”), the Company’s goal is to augment revenues or deferred revenues from sales of such products, on which royalties will be paid to licensors as applicable. The Company is also required to make certain license, royalty or similar payments (as the case may be) to such licensors or other third parties in accordance with applicable agreements.

Revenue Recognition

Multiple Deliverable Arrangements

The Company’s license, development and commercial product supply agreements (particularly, and presently, with respect to the Company’s lead product, BEMATM Fentanyl (“BEMATM Fentanyl”)) contain multiple elements, including non-refundable upfront fees; payments for ongoing research and development services; payments associated with achieving specific performance-based milestones; payments related to manufacturing or supplying product; and royalties based on specified percentages of net product revenues earned by the licensee, if any. The Company applies

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

1.	Basis of presentation (continued):

Revenue recognition (continued):

the guidance established by EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-2) in order to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and to address how arrangement consideration should be measured and allocated. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin Topic 13, Revenue Recognition (SAB Topic 13) to determine if the criteria for revenue recognition have been met under the appropriate revenue recognition conventions.

Pursuant to EITF 00-21, consideration is allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. The Company performs this analysis at the inception of the arrangement and as each substantive product or service is delivered. When a delivered product or service (or group of delivered products or services) meets the criteria for separation as established in EITF 00-21, the Company allocates consideration based upon the relative fair values of each element. The Company determines the fair value of a separate deliverable using either prices charged to other customers when that product or service is sold separately or in instances where the Company does not sell the product or service separately, third-party evidence of fair value is obtained. In applying the criteria of EITF 00-21, the Company considers a variety of factors in determining the appropriate separation of units of accounting and method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. The application of these standards requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

The Company considers licensed rights to have standalone value to the licensees if the Company or others have sold such rights separately or licensees can sell such rights or technology separately without the need for the Company’s continuing involvement. Non-refundable, up-front fees that are not contingent on any future performance by the Company, and require no consequential continuing involvement on the Company’s part, are recognized as revenue when the license term commences and the licensed data and/or technology is delivered. The Company defers recognition of non-refundable upfront fees if continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the arrangement includes continuing involvement through research and development services which require the Company to provide these services because the know-how and expertise related to the technology is proprietary to the Company, or can only be performed by the Company’s personnel, then such up-front fees are deferred and recognized over the related performance period.

Payments related to substantive, performance-based milestones are recognized as revenue upon the achievement of the milestones as specified in the agreements when they represent the culmination of an earnings process. The Company believes that a milestone represents the culmination of a

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

1.	Basis of presentation (continued):

Revenue recognition (continued):

distinct earnings process when it is not associated with ongoing research, development or other performance on the Company’s part. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product or technology, such as completion of clinical trials, filing for approval with regulatory agencies, and approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, the Company considers the nature, timing, and value of significant achievements in the development of the product; the relative level of effort required to achieve the milestone; and the relative level of risk in achieving the milestone, taking into account the high degree of uncertainty in successfully advancing products or technology in a drug development program and in ultimately attaining an approved drug product. The Company recognizes such performance-based milestones as revenue when they become due and collection is reasonably assured. Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period. Deferred revenue will be recognized over the performance period.

Research and development services

The Company provides research and development services based on various fixed-price and time and materials contracts with third parties. Revenues earned from fixed-price contracts are recognized based on percentage of completion of the contract terms. Revenues from time and materials contracts are recognized as revenue when the services are performed.

The Company enters into license and development agreements which include research and development services requirements and have varying arrangements as to which parties perform these services and bear the costs of these activities. When the Company is entitled to reimbursement of all or a portion of the research and development services costs incurred under an arrangement and these services represent separate units of accounting, these reimbursable amounts are recognized as Research and Development Services revenue as the services are provided and the costs are incurred by the Company.

Royalty and Contract Revenues

Royalty revenue amounts are recognized as revenue on a monthly basis based on net sales under the Company’s license agreement with Accentia Biopharmaceuticals, Inc. (“Accentia”) relating to chronic rhinosinusitis (“CRS”). This is shown as royalty revenue, related party on the accompanying condensed consolidated statements of operations. Royalty revenues associated with

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

1.	Basis of presentation (continued):

Revenue recognition (continued):

the BEMA™ Fentanyl License and Development agreements between the Company and Meda AB, a Swedish company (“Meda”) will be recognized on a monthly basis based on net sales, as defined, made by Meda.

Reimbursement of Direct Out-of-Pocket Costs

The Company pays on behalf of its partners certain fees to regulatory agencies and other out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. Revenues derived from reimbursement of these direct out-of-pocket costs associated with research and development services are presented in the accompanying consolidated financial statements based on EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19) and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF 01-14). According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, revenue should be presented at the gross amount of the reimbursement in the statement of operations. The Company has included the revenue associated with these reimbursed costs in Research and Development Services revenue in the accompanying 2008 consolidated statement of operations. The expenses associated with these reimbursements are reflected as a component of research and development expense in the accompanying 2008 consolidated statements of operations.

Reclassification

Reclassification of December 31, 2007 balance sheet:

Clinical trial payables, other and related party of $2.57 million and $1.9 million, respectively, which were previously included in accrued liabilities in the December 31, 2007 balance sheet, have been reclassified as a separate line item in the accompanying December 31, 2007 balance sheet to conform to the March 31, 2008 presentation.

2.	Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, and from funded research arrangements and milestone payments. The Company has not generated revenue from the sale of any product, but has generated revenue and deferred revenues from licensing arrangements, including research and development services, and sponsored research in 2008 and 2007. The Company intends to finance its research and development and commercialization efforts and its working capital needs from existing cash, new sources of financing, licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock purchase warrants.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

2.	Liquidity and management’s plans (continued):

Significant financing or commitments in 2007 consisted of:

•	$1.9 million loan from CDC IV, LLC, a material stockholder of the Company (“CDC”) (which was repaid in March 2008, see Note 4);

•	$1.0 million loan from Hopkins Capital Group II, LLC, a material stockholder of the Company controlled by the Company’s Chairman of the Board (“HCG II”) (which was repaid in September 2007);

•	$0.250 million received from the sale of Common Stock to Sigma Tau Industrie Farmaceutiche Riunite S.p.A (“Sigma-Tau”) in January 2007 pursuant to a previously executed Stock Purchase Agreement;

•	Approximately $0.693 million from the exercise of Common Stock options;

•	Approximately $3.2 million from the exercise of Common Stock warrants held by Laurus Master Fund, Ltd. (“Laurus”);

•	$3.0 million loan from Southwest Bank of St. Louis (which was repaid in September 2007); and

•

$30 million up-front, non-refundable payment received in September 2007 under a License and Development Agreement (the “Meda U.S. License”) with Meda relating to the licensing rights for BEMATM Fentanyl in the U.S., Mexico and Canada (see Note 6).

Significant financing or commitments during the six months ended June 30, 2008 consisted of;

•	Approximately $0.108 million from the exercise of Common Stock options; and

•

$2.5 million milestone payment received in March 2008, under a License and Development Agreement (the “Meda European License”) with Meda relating to the licensing rights for BEMATM Fentanyl product in Europe (see Note 6).

Company management believes that the Company’s existing cash and cash equivalents are sufficient to finance planned basic operations (minimal research and development activities beyond those covered under the Company’s Meda and related agreements) into approximately the fourth quarter of 2008.

While the Company expects that significant additional payments (aggregating an additional $30,000,000) will be received in 2008 under the Meda U.S. License agreement, the receipt of such payments is conditional upon, among other things, FDA approval of the Company’s FDA new drug application (“NDA”) for BEMA™ Fentanyl. As such, no assurance can be given that such payments will be received in 2008, if at all. Accordingly, and especially if such payments are not received, additional outside capital will be required in order to support the Company’s 2008 operations, as well as future development activities around the Company’s current pipeline of products in development or other initiatives that the Company may elect to pursue. The Company believes that it will be able to secure such funding at levels sufficient to support planned operations.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

2.	Liquidity and management’s plans (continued):

However, there can be no assurance that additional capital will be available on favorable terms, if at all. If adequate outside funds are not available, the Company would likely be required to significantly reduce or refocus its planned operations or to obtain funds through arrangements that may require it to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on the Company’s financial condition and viability.

The condensed consolidated financial statements included in this Quarterly Report do not include any adjustment that may arise as a result of these uncertainties.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

3.	New accounting pronouncements (continued):

annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the company’s consolidated financial statements.

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

Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Statement No. 157 describes six levels of inputs that may be used to measure fair value:

Level 1 –	quoted prices in active markets for identical assets or liabilities

Level 2 –	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 –	inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

3.	New accounting pronouncements (continued):

The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2008, as required by Statement No. 157:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$4,259,997	$—	$4,259,997

4.	Notes payable, related parties:

Note payable, related party consists of the following:

	June 30, 2008	December 31, 2007
Note payable, CDC (stockholder)	—	1,900,000
Less unamortized discount	—	(603,836)

Total fair value of note payable, related party	$—	$1,296,164

On March 12, 2007, the Company closed on a one-year, unsecured loan from CDC for $1.9 million, at 10.25% per annum due March 12, 2008 and a warrant to purchase 1 million shares of Common Stock with an exercise price of $3.80 per share. The Company repaid this loan plus accrued interest in March 2008 and the warrant remains outstanding.

5.	Notes payable:

Notes payable at December 31, 2007 consist of insurance premium financing. Such short-term financing from First Insurance Funding Corp., was at 7.7% per annum and payable monthly through April 25, 2008. The Company paid this financing in full as of April 24, 2008.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

6.	Acquired product rights and license agreement (continued):

The Company recorded the $3 million payment as additional acquired product rights in the accompanying consolidated balance sheet. Management deems the $4 million balance a contingent liability and, therefore, will not record the $4 million (or parts thereof) as a liability or intangible asset until such time as the conditions which trigger the payment obligation have been satisfied.

Meda U.S. License

On September 5, 2007, the Company entered into the Meda U.S. License with Meda and the Company’s Arius subsidiary pursuant to which the Company and Arius agreed to grant to Meda an exclusive commercial license to manufacture, market, sell, and, following regulatory approval, continue development of BEMA™ Fentanyl product in the United States, Mexico and Canada.

Pursuant to the License Agreement, the Company did or will receive:

•	$30 million milestone payment upon closing which was received on September 14, 2007.

•

Additional aggregate milestone payments of $30 million, of which a $15 million milestone payment will be paid concurrently with receipt of approval of BEMA™ Fentanyl by the FDA and $15 million upon the earlier of, (A) the date that such sufficient launch stocks are manufactured or (B) the first commercial sale of BEMA™ Fentanyl. The Company anticipates that it will have sufficient launch stocks of BEMA™ Fentanyl product by the time of the expected launch of the approved product, but not concurrently with FDA approval of BEMA™ Fentanyl if the PDUFA date (August 31, 2008) is met.

•

A significant double digit royalty on net sales to Meda’s customers of BEMA™ Fentanyl in the covered territories, subject to certain third-party royalty adjustments and other adjustments in the event of certain specific supply disruptions. The Meda U.S. License provides for certain guaranteed minimum annual royalties to the Company during the second through seventh years following the product’s first commercial sale.

•	Sales milestones: A total of $30 million payable at:

•	$10 million when and if annual sales exceed $75 million;

•	$10 million when and if annual sales exceed $125 million; and

•	$10 million when and if annual sales exceed $175 million

Also, pursuant to the Meda U.S. License, the Company was granted certain rights to co-promote BEMA™ Fentanyl using its own sales force (which the Company does not currently have), with financial support by Meda for such efforts. Per the Meda U.S. License, this financial support will not begin for a period of time following FDA approval of BEMA™ Fentanyl. In addition, Meda is subject to certain minimum sales call and advertising and promotional expenditure requirements under the Meda U.S. License and has agreed to support all future costs of clinical development, such as additional indications for BEMA™ Fentanyl, that do not involve studies in support of the original NDA. The Company announced the expansion of its clinical development program for

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

6.	Acquired product rights and license agreement (continued):

Meda U.S. License (continued)

BEMA™ Fentanyl in January 2008 to include a clinical development program to support a potential indication for breakthrough pain in opioid tolerant non-cancer patients.

The Company has recorded the September 2007 $30 million receipt under the Meda U.S. License as deferred revenue.

Meda European License

In August 2006, the Company entered into the Meda European License with Meda to develop and commercialize BEMA™ Fentanyl in Europe. Under terms of the Meda European License, the Company granted Meda rights to the European development and commercialization of BEMA™ Fentanyl, in exchange for an upfront payment to the Company, certain milestone payments and double digit royalties to be received by the Company on product sales. The Company received a non-refundable up-front payment of $2.5 million upon signing the Meda European License. On March 31, 2008, the Company received a second non-refundable development milestone payment of $2.5 million from Meda. This milestone was generated as the result of The Company providing certain clinical study reports to Meda required as part of their European regulatory submission for the use of BEMATM Fentanyl for the treatment of cancer breakthrough pain in opioid tolerant patients. Each of the $2.5 million payments were recorded as deferred revenue in the accompanying financial statements. An additional $5 million in milestone payments remain achievable under the terms of the Meda European License if certain development milestones are met.

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

The following tabular presentation reflects the components of derivative financial instruments as of and for the three and six months ended June 30, 2008 and as of December 31, 2007;

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

7.	Derivative Financial Instruments (continued):

	June 30, 2008	December 31, 2007
Free standing warrants	$4,259,997	$6,543,571

	June 30, 2008	December 31, 2007
Shares into which derivative liability can be settled:
Free standing warrants	4,622,265	4,622,265

The following tabular presentation reflects the components of derivative financial instruments as of the three and six months ended June 30, 2008 and 2007;

	3 months ending Jun 30, 2008	3 months ending Jun 30, 2007	6 months ending Jun 30, 2008	6 months ending Jun 30, 2007
Derivative income (expense) in the accompanying statement of operations is related to the individual derivatives as follows:
Embedded derivative instruments	$0	$(567,033)	$0	$(3,430,698)
Free standing derivatives (principally warrants)	47,100	4,657,645	2,283,574	(246,803)

Total	$47,100	$4,090,612	$2,283,574	$(3,677,501)

8.	Stockholders’ equity:

Stock-based compensation:

During the six months ended June 30, 2008, options were granted to certain employees at prices equal to the market value of the Common Stock on the dates the options were granted. A total of 339,247 options have been granted at a fair market value of about $0.967 million. The options granted have a term of 10 years from the grant date and vest either immediately or ratably over a three year period, depending on the terms. The fair value of each option is amortized into compensation expense evenly through the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from traded options on the Common Stock, historical volatility of the Common Stock, and other factors estimated over the expected term of the options.

The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

8.	Stockholders’ equity (continued):

The weighted average for key assumptions used in determining the fair value of options granted during the six months ended June 30, 2008 follows:

Expected price volatility	54.41%-87.13%
Risk-free interest rate	2.67%-3.88%
Weighted average expected life in years	6-10 years
Dividend yield	—

Option activity during the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,695,904	$3.95
Granted	339,247	2.85
Exercised	(65,000)	1.66
Forfeitures	(121,117)	3.61

Outstanding at June 30, 2008	2,849,034	$3.88	$77,838

Options outstanding at June 30, 2008 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	2,116,015	7.77	$2.96
$ 5.01 – 10.00	733,019	7.51	$6.53

	2,849,034			$77,838

Options exercisable at June 30, 2008 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	1,495,090	7.27	$4.91
$ 5.01 – 10.00	257,190	7.58	$6.46

	1,752,280			$59,911

The weighted average grant date fair value of options granted during the six months ended June 30, 2008 whose exercise price is equal to the market price of the stock at the grant date was $2.85.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

8.	Stockholders’ equity (continued):

There were no options granted during the six months ended June 30, 2008 whose exercise price is greater or lower than the estimated market price of the stock at the grant date.

A summary of the status of the Company’s nonvested stock options as of January 1, 2008, and changes during the six months ended June 30, 2008 is summarized as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Nonvested at January 1, 2008	1,178,696
Granted	339,247
Vested	(362,195)
Forfeited	(58,994)

Nonvested at June 30, 2008	1,096,754	$4.45	$17,927

As of June 30, 2008, there was approximately $2.2 million of unrecognized compensation cost related to unvested shares-based compensation awards granted. These costs will be expensed over the next two years.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

Warrants outstanding at June 30, 2008, all of which are exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 – 5.00	5,186,757	4.97	$3.42
$ 5.01 – 10.00	700,000	3.34	$5.45

	5,886,757			$228,357

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

9.	Net loss per common share:

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Loss – attributable to common stockholders	$(2,429,079)	$(4,180,995)	$(5,071,426)	$(20,907,107)

Basic:
Weighted average shares outstanding (denominator)	19,150,546	19,001,041	19,138,650	16,925,440

Net loss per common share – basic	$(0.13)	$(0.22)	$(0.26)	$(1.24)

Diluted:
Weighted average shares outstanding	19,150,546	19,001,041	19,138,650	16,925,440

Net loss per common share – diluted	$(0.13)	$(0.22)	$(0.26)	$(1.24)

The effects of all stock options and warrants outstanding have been excluded from Common Stock equivalents because their effect would be anti-dilutive.

10.	Income tax benefit:

The Company has recognized a $2.0 million deferred tax benefit related to the loss incurred for the six months ended June 30, 2008. This is based upon the expectation that it is more likely than not that there will be taxable income for the year ended December 31, 2008 because approximately $30.0 million of revenues which are currently deferred for financial reporting purpose will become taxable in 2008, notwithstanding the Company’s financial accounting with regard to this item (previously, the Company was not able to make this “more likely than not” determination, and as such, no tax benefits associated with losses were recognized). Therefore, since the 2008 loss to date is expected to offset, in part, the taxable income, a deferred tax asset is being recorded for the tax benefit of the current loss.

The following is a reconciliation of the expected federal rate to the effective rate recognized in the accompanying financial statements for the periods ended June 30, 2008.

	Three months ended June 30, 2008	Six months ended June 30, 2008
Expected rate (tax benefit)	(34.0%)	(34.0%)
State taxes, net	(3.4)	(3.4)
Permanent difference	7.9	8.0
Effect of recognition of tax benefit of first quarter 2008 losses in second quarter	(18.0)	—
Other	2.4	1.2

Effective rate (tax benefit)	(45.1%)	(28.2%)

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

11.	Reclassification of Research and Development Services Revenue and Expenses:

The Company incorrectly previously reported Research and Development Services revenue of approximately $0.6 million as an offset to Research and Development Expense, Other for the three months ended March 31, 2008. Pursuant to guidance under EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19) and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF 01-14) the Company should have recorded these amounts, based on the gross amount of the reimbursements received for services provided and out-of-pocket expenses incurred, as Research and Development Services revenue as the Company acts as a principal, has discretion to choose suppliers and bears credit risk in the transactions. Following is the reclassification to the Statement of Operations for the three months ended March 31, 2008:

	For the three months ended March 31, 2008
	As previously reported	Reclassification	As restated
Royalty revenue, related party	$19,748	—	$19,748
Research fees/consulting	104,500	—	104,500
Research and development services	—	618,274	618,274

Total revenue	124,248	618,274	742,522

Expenses:
Research and development:
Related party	466,244	—	466,244
Other	2,594,215	618,274	3,212,489
General and administrative:	15,300	—	15,300
Related party	1,407,085	—	1,407,085
Other
Total Expenses:	4,482,844	618,274	5,101,118

Loss from operations	(4,358,596)	—	(4,358,596)

Non-operating income	1,716,248	—	1,716,248

Net loss	$(2,642,348)	—	$(2,642,348)

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

12.	Commitments and Contingencies:

Litigation

On or about April 19, 2004, the Company was named as the defendant in an action commenced by MAS Capital in the Vanderburgh Circuit Court in the State of Indiana (Case No. 82C01-0404 PL 280). In the lawsuit, the plaintiff sought monetary damages from the Company in the amount of $1.575 million based upon the allegation that MAS Capital procured an underwriter to raise capital for the Company through an initial public offering. In 2008, the final resolution of the case resulted in no liability by the Company and a judgment in favor of the Company of $0.021 million related to recovery of legal fees incurred during the appeal process.

Certain Rights of CDC

The Company and CDC are parties to a Clinical Development and License Agreement, dated July 15, 2005 (as amended, the “CDLA”) pursuant to which CDC has previously provided funds to the Company for the development of the Company’s BEMA™ Fentanyl product. Pursuant to the CDLA, in February 2006 the Company entered into a Security Agreement (the “Security Agreement”) under which it granted CDC a security interest in the Company’s assets related to BEMA™ Fentanyl. The Security Agreement terminates at the time of FDA approval of BEMA™ Fentanyl. As such, until such approval, CDC retains the right to reclaim the BEMA™ Fentanyl-related assets in the event of a default by the Company under the CDLA. Events of default include: (i) failure to pay royalties, (ii) acceleration of a debt in excess of $1.0 million and the Company’s failure to pay such debt, (iii) judgment of $0.5 million and the Company’s failure to satisfy such judgments, or (iv) the Company’s insolvency, among other things.

In September 2007, in connection with CDC’s consent to the Meda transaction discussed in Note 6, the Company, among other transactions with CDC, granted CDC a 1% royalty on sales of the next BEMA™ product, including an active pharmaceutical ingredient other than fentanyl, to receive FDA approval (the “Next BEMA Product”). In connection with the 1% royalty grant: (i) CDC shall have the option to exchange its royalty rights to the Next BEMA Product in favor of royalty rights to a substitute BEMA™ product, (ii) the Company shall have the right, no earlier than six (6) months prior to the initial commercial launch of the Next BEMA Product, to propose in writing and negotiate the key terms pursuant to which it would repurchase the royalty from CDC, (iii) CDC’s right to the royalty shall immediately terminate at any time if annual net sales of the Next BEMA Product equal less than seven $7.5 million in any calendar year following the third (3rd) anniversary of initial launch of the product and CDC receives $18,750 in six (3) consecutive quarters as payment for CDC’s one percent (1%) royalty during such calendar year and (iv) CDC shall have certain information rights with respect to the Next BEMA Product.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

12.	Commitments and Contingencies (continued):

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

Doyen Medipharm

On August 28, 2007, the Company agreed with Doyen Medipharm Inc. to purchase a BEMA™ related pharmaceutical device production machine. The Company has made payments or has accrued approximately $1.9 million pursuant to a purchase order (included in deposits on equipment in the accompanying condensed consolidated financial statements) toward the total cost, which is approximately $2.8 million. Payments are being made in separate increments during the production of the equipment.

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

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

Royalty Revenues. For both of the three-month periods ended June 30, 2008 and 2007, the Company reported $0.02 million in royalty revenue from a related company.

Research and development services. For the three-month periods ended June 30, 2008 and 2007, the Company reported $0.8 million and $0.0, respectively, in research and development services. The increased revenues were earned as reimbursements of costs incurred under the Meda License and Development agreement for research and development services performed on the Non-cancer indication of BEMA Fentanyl.

Research and Development. Research and development expenses of approximately $2.7 million and $3.0 million were incurred during the three-month periods ended June 30, 2008 and 2007, respectively. These aforementioned amounts included $0.07 million and $1.7 million, respectively, paid to a contract research organization, which is a shareholder. The Company’s scientific staff continued to work toward increased development and application of our BEMA™ and Bioral® technologies and other drug-related areas. Research and development expenses generally include salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA™ and Bioral® drug delivery technologies.

General and Administrative Expenses. General and administrative expenses of approximately $2.6 million and $1.0 million were incurred in the three-month periods ended June 30, 2008 and 2007, respectively. These expenses are principally composed of legal and professional fees, patent costs, and other costs including office supplies, conferences, travel costs, salaries, and other business development costs. The Company recorded stock based compensation of $1.2 million during the three months ended June 30, 2008. No such expenses were recorded for the three months ended June 30, 2007.

Interest Income (expense). Interest expense for the periods ended June 30, 2008 and 2007 was principally composed of expense incurred which was derived from the amortization of deferred loan costs and notes payable discount amortization, net of interest earnings on invested cash.

Derivative Gain (Loss). Derivative gain (loss) during 2008 and 2007 is related to the adjustment of related derivative liabilities to fair value. These derivatives relate to warrants and certain embedded instruments associated with previous financings (see Note 7 to the condensed consolidated financial statements).

Income Taxes. The Company has recognized a $2.0 million deferred tax benefit related to the loss incurred for the three months ended June 30, 2008. This is based upon the expectation that it is more likely than not that there will be taxable income for the year ended December 31, 2008 because approximately $30.0 million of revenues which are currently deferred for financial reporting purpose will become taxable in 2008, notwithstanding the Company’s financial accounting with regard to this item. Therefore since the 2008 loss to date is expected to offset the taxable income, a deferred tax asset is being recorded for the tax benefit of the current loss.

For the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Royalty Revenues. During both of the six-month periods ending June 30, 2008 and June 30, 2007, we reported $0.04 million of royalty revenue from a related company.

Research and development services. During the six-month periods ending June 30, 2008 and June 30, 2007, we reported $1.6 million and $0.0 million, respectively, of research and development services. The increased revenues were earned under the Meda License and Development Agreement for research and development services performed on the non-cancer indication of BEMATM Fentanyl.

Research and Development. Research and development expenses of approximately $6.4 million and $6.3 million were incurred during the respective six-month periods ended June 30, 2008 and 2007. These aforementioned amounts included $0.5 million and $3.0 million, respectively, paid to a contract research organization that is a stockholder of the Company. Our scientific staff continued to work toward increased development and application of our BEMA™ and Bioral® technologies and other drug-related areas. Research and development expenses generally include salaries for key scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA™ and Bioral® drug delivery technologies.

General and Administrative Expenses including Stock-based Compensation. General and administrative expenses of approximately $4.1 million and $2.2 million were incurred in the six-month periods ended June 30, 2008 and 2007, respectively. These expenses are principally composed of legal and professional fees, patent costs, and other costs including office supplies, conferences, travel costs, salaries, and other business development costs. The Company recorded stock based compensation of $1.3 million and $0.2 million during the six months ended June 30, 2008 and 2007, respectively.

Interest Expense Net. Interest expense for the periods ended June 30, 2008 and 2007 was principally composed of interest expense for amortization of deferred loan costs and notes payable discount amortization, net of interest earnings on invested cash. The relatively high level of expense in 2007 resulted from the write-off of deferred loan costs associated with the principal reduction on the Laurus debt conversions, as Laurus exercised its right to convert the debt to Common Stock.

Derivative Gain (Loss). Derivative gain (loss) during 2008 and 2007 is related to the adjustment of derivative liabilities to fair value. These derivatives relate to warrants and certain embedded instruments associated with previous financings (see Note 7 to the financial statements).

Income Taxes. The Company has recognized a $2.0 million deferred tax benefit related to the loss incurred for the six months ended June 30, 2008. This is based upon the expectation that it is more likely than not that there will be taxable income for the year ended December 31, 2008 because approximately $30.0 million of revenues which are currently deferred for financial reporting purpose will become taxable in 2008, notwithstanding the Company’s financial accounting with regard to this item. Therefore since the 2008 loss to date is expected to offset the taxable income, a deferred tax asset is being recorded for the tax benefit of the current loss.

Liquidity and Capital Resources

From inception through July 2008, we financed our operations primarily from the private sales of our convertible preferred stock, convertible debt and common stock, our initial public offering in 2002 and follow-on public offering in 2005, exercise of options, various strategic and licensing agreements (including the CDLA and our Meda agreements), NIH grants, bank financing, and through the sale of a royalty stream asset.

In September 2004, we entered into an Equity Line of Credit Agreement with HCG II, an affiliated entity which is controlled and partially-owned by our Chairman. Pursuant to the Equity Line Agreement, as amended March 30, 2006, HCG II was obligated, as requested by us, to invest up to $4.0 million in our company through December 31, 2006, in consideration of shares of our Series B Convertible Preferred Stock. As of December 31, 2006, $1.45 million was drawn under the Equity Line Agreement. The holders of the Series B Preferred were entitled to receive a 4.5% annual cumulative dividend. In addition, the Series B Preferred were convertible into shares of our common stock at a price equal to $4.25 per share, at any time as of or after April 1, 2006, or earlier upon a change of control of our company. On January 10, 2007, HCG II converted all 341,176 shares of Series B Convertible Preferred Stock of our company into 341,176 shares of common stock. No other consideration was paid. HCG II also acquired 59,226 shares of common stock pursuant to the conversion of accrued and unpaid dividends on the Series B Preferred Stock.

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

At June 30, 2008, we had cash and cash equivalents of approximately $6.1 million. The adequacy of cash for our operations and continued research is dependent on, among other things, licensing and milestone payments, and additional equity or debt financing opportunities that we are able to negotiate in the coming year. We used $5.6 million of cash for operations for the six months ended June 30, 2008. This resulted from a net loss of $5.1 million (which included a derivative gain of $2.3 million), offset by stock-based compensation of $1.4 million, other non-cash charges of $1.0 million, a decrease in our related party accounts receivable (primarily Meda) of $0.02 million and a decrease in our accounts payable and accrued liabilities of $1.1 million. We received a $2.5 million additional up-front payment from Meda, which was recorded as deferred revenue. In addition we recorded a deferred tax asset of $2.0 million at June 30, 2008, based on our expectation of income tax that we will incur on the $30.0 million up-front payment that we received in 2007 which is taxable for the year ended December 31, 2008.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2008, we had stockholders’ deficit of $22.4 million, versus $18.8 million at December 31, 2007.

We anticipate that cash used in operations and our investment in facilities will continue beyond our BEMA™ Fentanyl agreements with Meda, as we research, develop, and, potentially, manufacture and commercialize additional drug formulations with our BEMA™ and Bioral® technologies. While we believe further application of our BEMA™ and Bioral® cochleate technologies to other drugs will result in license agreements with additional pharmaceutical manufacturers, our plan of operations for the foreseeable future will be to further develop our BEMA™ and Bioral® cochleate technologies for use in a limited number of applications. Such focus will not be on the marketing, production or sale of FDA approved products.

Until FDA approval, we are required under our Meda agreement to pay certain chemistry, manufacturing and control and clinical and regulatory costs associated with the NDA, as well as manufacturing and packaging equipment costs for BEMA™ Fentanyl. Our agreement with Meda requires all pre-launch marketing and commercialization costs for BEMA™ Fentanyl to be paid by Meda, as well as all required clinical costs associated with BEMA™ Fentanyl after FDA approval. Meda will pay for costs of Phase III-b and Phase IV studies which, although not required as part of our BEMA™ Fentanyl NDA, may be done to support the program with additional market data. In addition, Meda is paying for the development costs for BEMA Fentanyl in non-cancer breakthrough pain.

Our existing cash and cash equivalents are believed by our management to be sufficient to finance planned basic operations (minimal research and development activities beyond those covered under our Meda and our related agreement(s)) into approximately the fourth quarter of 2008.

Under our existing Meda agreements, we expect to receive additional payments aggregating $30.0 million upon FDA approval and launch of BEMA Fentanyl, for which we have a Prescription Drug User Fee Act (“PDUFA”) date of August 31, 2008. However, there can be no assurances that we will receive FDA approval or the timing of such approval, if received. Additional capital will be required in order to proceed with our support of the launch of BEMA™ Fentanyl, clinical development programs for other products in our pipeline, such as BEMA™ Buprenorphine and Bioral® Amphotericin B (the scale of which is dependent in part on the success of BEMA™ Fentanyl and on the results from our Phase I studies for each of these products), and for general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we anticipate that we may be required to raise additional capital through a variety of sources, including:

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

Revenue Recognition

Multiple Deliverable Arrangements

Our license, development and commercial product supply agreements contain multiple elements, including non-refundable upfront fees; payments for ongoing research and development services; payments associated with achieving specific performance-based milestones; payment related to manufacturing or supplying product; and royalties based on specified percentages of net product revenues earned by the licensee, if any. We apply the guidance established by EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables(EITF 00-2) in order to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and to address how arrangement consideration should be measured and allocated. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin Topic 13, Revenue Recognition (SAB Topic 13) to determine if the criteria for revenue recognition have been met under the appropriate revenue recognition conventions.

Pursuant to EITF 00-21, consideration is allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. We perform this analysis at the inception of the arrangement and as each substantive product or service is delivered. When a delivered product or service (or group of delivered products or services) meets the criteria for separation as established in EITF 00-21, we allocate consideration based upon the relative fair values of each element. We determine the fair value of a separate deliverable using either prices charged to other customers when that product or service is sold separately or in instances where we do not sell the product or service separately, third-party evidence of fair value is obtained. In applying the criteria of EITF 00-21, we consider a variety of factors in determining the appropriate separation of units of accounting and method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

The application of these standards requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship. Although there are risks, both within and outside of our control, that could impact our ability to assess such individual elements and their separability from other aspects of the contractual relationship in questions, we believe that our management and board of directors have sufficient experience to manage our ability to asses and implement our contractual obligations.

We consider licensed rights to have standalone value to the customers if we or others have sold such rights separately or customers can sell such rights or technology separately without the need for our continuing involvement. Non-refundable, up-front fees that are not contingent on any future performance by us, and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data and/or technology is delivered. We defer recognition of non-refundable upfront fees if continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if the arrangement includes continuing involvement through research and development services which require us to provide these services because the know-how and expertise related to the technology is proprietary to us, or can only be performed by our personnel, then such up-front fees are deferred and recognized over the related performance period.

Payments related to substantive, performance-based milestones are recognized as revenue upon the achievement of the milestones as specified in the agreements when they represent the culmination of an earnings process. We believe that a milestone represents the culmination of a distinct earnings process when it is not associated with ongoing research, development or other performance on our part. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product or technology, such as completion of clinical trials, filing for approval with regulatory agencies, and approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, we consider the nature, timing, and value of significant achievements in the development of the product; the relative level of effort required to achieve the milestone; and the relative level of risk in achieving the milestone, taking into account the high degree of uncertainty in successfully advancing products or technology in a drug development program and in ultimately attaining an approved drug product. We recognize such performance-based milestones as revenue when they become due and collection is reasonably assured. Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period. Deferred revenue will be recognized over the performance period.

Should the FDA or other regulatory agencies require additional data or information, we adjust the performance estimates accordingly. Changes in estimates of total expected performance are accounted for prospectively as a change in estimate. To date, the Company has not recognized any revenues utilizing the proportional performance model.

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

Our carrying value of goodwill at June 30, 2008 was $2.715 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements or the underlying patents. Our carrying value of other, amortizing intangible assets at June 30, 2008 was $6.1 million, net of accumulated amortization of $1.1 million. We begin amortizing capitalized intangibles on their date of acquisition.

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

Stock-Based Compensation and other stock based valuation issues (derivative accounting)

We account for stock-based awards to employees and non-employees using the accounting provisions of SFAS 123R — Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by management based predominantly on the trading price of the Company’s common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide the service in exchange for the award. We use the Black-Scholes options-pricing model to determine the fair value of stock option and warrant grants. We also use the Black Scholes option pricing model as the primary basis for valuing our derivative liabilities at each reporting date (both embedded and free-standing derivatives). The underlying assumptions used in this determination are primarily the same as are used in the determination of stock-based compensation except contractual lives of the derivative instruments are utilized rather than expected option terms as discussed in the previous paragraph.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about April 19, 2004, the Company was named as the defendant in an action commenced by MAS Capital in the Vanderburgh Circuit Court in the State of Indiana (Cause No. 82C01-0404 PL 280). In the lawsuit, the plaintiff sought monetary damages from the Company in the amount of $1.575 million based upon the allegation that MAS Capital procured an underwriter to raise capital for the Company through an initial public offering. In 2008 the final resolution of the case resulted in no liability by the Company and a judgment of $21,000 related to legal fees in the appeal process was awarded by the courts to the Company based on the frivolous nature of the lawsuit.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 14, 2008	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ James A. McNulty
James A. McNulty, Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer)

S-1