Form 10-K/A
period 2008-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2009-04-06
CIK 1103021

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of BioDelivery Sciences International, Inc. (the “Company”) for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 20, 2009, is being filed solely for the limited purpose of amending “Item 15. Exhibits, Financial Statement Schedules” to reflect the inclusion of a consent of the Company’s independent registered public accounting firm to the incorporation of its report, dated March 20, 2009, in certain of the Company’s outstanding registration statements.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated August 10, 2004, by and among the Company, Arius Acquisition Corp., Arius, Dr. Mark Sirgo and Dr. Andrew Finn (12)

2.2	Asset Purchase Agreement, dated September 8, 2004, by and between the Company and Accentia, Inc. (14)

3.1	Articles of Incorporation of the Company (3)

3.2	Bylaws of the Company (3)

3.3	Secretary’s Certificate regarding amendments to Company’s Bylaws, dated August 23, 2005 (22)

3.4	Certificate of Amendment to the Company’s Certificate of Incorporation creating a staggered board of directors, dated July 25, 2008 (37)

3.5	Certificate of Elimination, dated February 12, 2009, for the Company’s Series A Non-Voting Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock (40)

4.1	Common Stock Purchase Warrant, dated February 22, 2005, by the Company in favor of Laurus Master Fund, Ltd. (16)

4.2	Common Stock Purchase Warrant, dated May 31, 2005, by the Company in favor of Laurus Master Fund, Ltd. (18)

4.3	Common Stock Purchase Warrant (22,500 shares), dated June 29, 2005, by the Company in favor of Laurus Master Fund, Ltd. (20)

4.4	Common Stock Purchase Warrant (7,500 shares), dated June 29, 2005, by the Company in favor of Laurus Master Fund, Ltd. (20)

4.5	Common Stock Purchase Warrant, dated July 15, 2005, by the Company in favor of Clinical Care Development, LLC (21)

4.6	Common Stock Purchase Warrant, dated July 15, 2005, by the Company in favor of Aveva Drug Delivery Systems, Inc. (23)

4.7	Common Stock Purchase Warrant (39,574 shares), dated December 28, 2005, by the Company in favor of Laurus Master Fund, Ltd. (24)

4.8	Common Stock Purchase Warrant (29,700 shares), dated December 28, 2005, by the Company in favor of Laurus Master Fund, Ltd. (24)

4.9	Warrant, dated May 16, 2006, made by the Company in favor of CDC IV, LLC (25)

4.10	Common Stock Purchase Warrant (62,887 shares), dated July 31, 2006, by the Company in favor of Laurus Master Fund, Ltd. (27)

4.11	Common Stock Purchase Warrant (47,113 shares), dated July 31, 2006, by the Company in favor of Laurus Master Fund, Ltd. (27)

4.12	Common Stock Purchase Warrant (943,305 shares), dated December 28, 2006, by the Company in favor of Laurus Master Fund, Ltd. (27)

4.13	Common Stock Purchase Warrant (556,695 shares), dated December 28, 2006, by the Company in favor of Laurus Master Fund, Ltd. (27)

4.14	Common Stock Purchase Warrant, dated March 12, 2007, by the Company in favor of CDC IV, LLC (33)

4.15	Common Stock Purchase Warrant, dated April 10, 2007, issued by the Company in favor of Laurus Master Fund, Ltd. (34)

4.16	Common Stock Purchase warrant (475,000 shares), dated September 5, 2007, by the Company in favor of HCG II (35)

10.1	Research Agreement with the University of Medicine and Dentistry of New Jersey (1)

10.2	Licensing Agreement with the University of Medicine and Dentistry of New Jersey (2)

10.3	Licensing Agreement with Albany Medical College (2)

10.4	License Agreement with Tatton Technologies, LLC (3)

10.5	Addendum to License Agreement with Tatton Technologies, LLC (5)

10.6	License Agreement with RetinaPharma, Inc. (17)

10.7	Addendum to License Agreement with RetinaPharma, Inc. (4)

10.8	License Agreement with Biotech Specialty Partners, LLC (3)

10.9	Sub-License Agreement, effective as of December 31, 2002, by and between the Company and Pharmaceutical Product Development, Inc. (6)+

10.10	Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, LLC, dated January 8, 2003, by the Company, as Managing Member and the other members signatory thereto, as Class B Members (7)

10.11	Promissory Note, dated February 13, 2003, by Bioral Nutrient Delivery, LLC in favor of the Company (7)

10.12	First Amendment to Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, dated March 31, 2003 (9)

10.13	Sub-License Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (9)

10.14	Management Services and Administrative Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (9)

10.15	Amended and Restated 2001 Incentive Plan (9)

10.16	Amended and Restated Limited Liability Company Operating Agreement of Bioral Nutrient Delivery, LLC, dated October 1, 2003, by the Company, as Managing Member (10)

10.17	First Amendment to Management Services and Administrative Agreement, dated effective April 1, 2003, by and between the Company and Bioral Nutrient Delivery, LLC (10)

10.18	License Agreement, dated effective April 12, 2004, between the Company and Accentia, Inc. (11)

10.19	Amendment to License Agreement, dated effective June 1, 2004, between the Company and Accentia, Inc. (11)

10.20	Registration Rights Agreement, dated August 24, 2004, by and among the Company and the former stockholders of Arius Pharmaceuticals, Inc. (13)

10.21	Employment Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (13)

10.22	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (13)

10.23	Employment Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (13)

10.24	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (13)

10.25	Common Stock Purchase Agreement, dated January 20, 2005, between the Company and Sigma Tau Finanziaria S.p.A. (15)+

10.26	Licensing Agreement, dated January 20, 2005, between the Company and Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. (15)+

10.27	Letter Amendment to License Agreement, dated March 28, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (17)

10.28	Letter Amendment to License Agreement, dated April 25, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (17)

10.29	Registration Rights Agreement, dated May 31, 2005, by and between the Company and Laurus Master Fund, Ltd. (18)

10.30	Letter Amendment to License Agreement, dated June 6, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (19)

10.31	Clinical Development and License Agreement, dated as of July 14, 2005, among Clinical Development Capital LLC, the Company and Arius Pharmaceuticals, Inc. (21)+

10.32	Form of Security Agreement to be entered into by and among the Company, Arius Pharmaceuticals, Inc and Clinical Development Capital LLC (21)

10.33	Registration Rights Agreement, dated as of July 14, 2005, by and between the Company and Clinical Development Capital LLC (21)

10.34	Supply Agreement, dated October 17, 2005, by and between Aveva Drug Delivery Systems, Inc., Arius Pharmaceuticals, Inc. and the Company (23)

10.35	Securities Purchase Agreement, dated May 16, 2006, between the Company and CDC IV, LLC (25)

10.36	Amendment No. 2, dated as of May 16, 2006, to that certain Clinical Development and License Agreement, dated as of July 14, 2005, between the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (25)

10.37	Amendment No. 1, dated as of May 16, 2006, to that certain Security Agreement, dated as of February 15, 2006, between the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC. (25)

10.38	Amended and Restated Registration Rights Agreement, dated as of May 16, 2006, by and between the Company and CDC IV, LLC (25)

10.39	Amendment No. 1 to Amended and Restated 2001 Incentive Plan (26)

10.40	Registration Rights Agreement, dated July 31, 2006, between the Company and Laurus Master Fund, Ltd. (27)

10.41	Intellectual Property Assignment Agreement, dated August 2, 2006, by and between QLT USA, Inc. and Arius Two, Inc. (28)+

10.42	Secured Promissory Note dated August 2, 2006, by Arius Two, Inc. in favor of QLT USA, Inc. (28)+

10.43	Security Agreement, dated August 2, 2006, between Arius Two, Inc. and QLT USA, Inc. (28)

10.44	Patent and Trademark Security Agreement, dated August 2, 2006, between Arius Two, Inc. and QLT USA, Inc. (28)

10.45	Guaranty, dated August 2, 2006, by the Company in favor of QLT USA, Inc. (28)

10.46	Assignment of Patents and Trademarks, dated August 2, 2006, by QLT USA, Inc. in favor of Arius Two, Inc. (28)

10.47	BEMA Acquisition Consent, Amendment, and Waiver, dated August 2, 2006, by and between Arius Pharmaceuticals, Inc., Arius Two, Inc. and CDC IV, LLC. (28)

10.48	Letter agreement, dated August 2, 2006 between the Company, Arius Pharmaceuticals, Inc. and Arius Two, Inc. (28)

10.49	Consent and Waiver Agreement, dated August 2, 2006, by and among Laurus Master Fund, the Company, Arius Pharmaceuticals, Inc. and Arius Two, Inc. (28)

10.50	Second Amendment Agreement, dated August 2, 2006, between QLT USA, Inc. and Arius Pharmaceuticals, Inc. (28)+

10.51	BEMA License Agreement, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (28)+

10.52	First Amendment Agreement, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (28)+

10.53	License and Development Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (28)+

10.54	BEMA Fentanyl Supply Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (28)+

10.55	Sublicensing Consent, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (28)+

10.56	Sublicensing Consent and Amendment, dated August 2, 2006, by the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (28)+

10.57	Letter agreement, dated August 2, 2006, between Meda AB, Arius Pharmaceuticals, Inc, Arius Two, Inc. and the Company (28)

10.58	Notice of Breach and Demand for Dispute Resolution, sent August 30, 2006, from the Company to CDC IV, LLC (29)

10.59	Notice of Breach and Termination, received August 30, 2006, from CDC IV, LLC to the Company (30)

10.60	Amended and Restated Registration Rights Agreement, dated December 28, 2006, between the Company and Laurus Master Fund, Ltd. (31)

10.61	Process Development Agreement, effective December 15, 2006, between LTS Lohmann Therapie-Systeme AG and the Company (34)+

10.62	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Mark A. Sirgo (32)

10.63	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Andrew L. Finn (32)

10.64	Employment Agreement, dated February 22, 2007, between the Company and Raphael J. Mannino (32)

10.65	Employment Agreement, dated February 22, 2007, between the Company and James A. McNulty (32)

10.66	Dispute Resolution Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (33)

10.67	Amendment to Clinical Development and License Agreement, dated March 9, 2007, between the Company and CDC IV, LLC (33)

10.68	Promissory Note, dated March 12, 2007, by the Company in favor of CDC IV, LLC (33)

10.69	Registration Rights Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (33)

10.70	Subscription Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (33)

10.71	Cooperative Research and Development Agreement, dated June 7, 2006 between the Company and Walter Reed Army Institute of Research (34)

10.72	Second Amended and Restated Registration Rights Agreement, dated April 10, 2007, between the Company and Laurus Master Fund, Ltd. (34)

10.73	Registration Rights Agreement, dated September 5, 2007, by and among the Company and HCG II (35)

10.74	License and Development Agreement, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc. and Meda AB (35)+

10.75	Bema Fentanyl Supply Agreement, dated September 5, 2007, between the Company and Meda AB (35)+

10.76	Sublicensing Consent dated September 5, 2007, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (35)+

10.77	License Agreement dated, September 5, 2007, by and between Arius Two, Inc., and Arius Pharmaceuticals, Inc. (35)+

10.78	Intellectual Property Assignment Agreement dated, September 5, 2007 by and between QLT USA, Inc. and Arius Two. (35)+

10.79	Amended and Restated Patent and Trademark Agreement, dated as of September 5, 2007, by and between Arius Two, Inc., and QLT USA, Inc. (35)

10.80	Amended and Restated Patent and Trademark Security Agreement, dated as of September 5, 2007, made between Arius Two, Inc., and QLT USA, Inc. (35)

10.81	Assignment of Patent and Trademarks, dated September 5, 2007. (35)

10.82	Patent and Trademark Security Agreement, dated as of September 5, 2007, between Arius Two, Inc., and QLT USA, Inc. (35)

10.83	Security Agreement, dated as of September 5, 2007, between Arius Two, Inc., and QLT USA, Inc. (35)

10.84	Second Amendment Agreement dated September 5, 2007, by Arius Two, Inc. and Arius Pharmaceuticals, Inc. (35)

10.85	Secured Promissory Note, dated September 5, 2007, between Arius Two, Inc. and QLT USA, Inc. (35)+

10.86	Guaranty, dated as of September 5, 2007, made between BioDelivery Sciences International, Inc. and in favor of QLT USA, Inc. (35)

10.87	Bema Acquisition Consent, amendment and waiver, dated September 5, 2007, between the Company and CDC IV, LLC (35)

10.88	Sublicensing Consent and Amendment, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc., CDC IV, LLC and Meda AB. (35)+

10.89	Royalty Purchase and Amendment Agreement, dated as of September 5, 2007 between BioDelivery Sciences International, Inc., and CDC IV, LLC (35)+

10.90	Amendment to the Clinical Development and License Agreement, dated as of July 14, 2005, amendment dated as of September 5, 2007, by and among CDC IV, LLC, the Company, Arius Pharmaceuticals, Inc., and Arius Two, Inc. (35)+

10.91	Dispute Resolution Agreement, dated September 5, 2007 by and between the Company and CDC IV, LLC (35)

10.92	Acknowledgement by CDC, dated September 5, 2007, of the License and Development Agreement made as of September 5, 2007 between the Company, Arius Pharmaceutical, Inc. and Meda AB (35)

10.93	Side Letter Agreement, dated September 5, 2007, between CDC IV, LLC and QLT USA, Inc. (35)

10.94	Side Letter Agreement, dated September 5, 2007, between CDC IV, LLC, the Company, Arius Pharmaceuticals, Inc., and Arius Two, Inc. (35)

10.95	Side Letter Agreement, dated September 5, 2007, between MEDA AB and QLT USA, Inc. (35)

10.96	Allonge, effective date, September 5, 2007, between the Company and CDC IV, LLC (35)

10.97	Promissory Note, dated September 11, 2007, by the Company in favor of Meda AB (36)

10.98	Letter Amendment, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to European commercialization rights for ONSOLIS™ (38)+

10.99	Amendment to License and Development Agreement, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to the North American commercialization rights for ONSOLIS (38)+

10.100	Amendment Consent (EU), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (38)

10.101	Amendment Consent (NA), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (38)

10.102	Research Collaboration and License Agreement, dated January 20, 2009, between the Company and The Drugs for Neglected Diseases Initiative (39)+

10.103	Process Development Agreement, dated February 8, 2008, between the Company and LTS (41)^

10.104	Amendment to Amended and Restated 2001 Incentive Plan of the Company, dated November 19, 2008 (41)

10.105	Termination Letter Agreement, dated December 17, 2008, between Arius Pharmaceuticals, Inc. and Reckitt Benckiser Healthcare (UK) Limited (41)

21.1	Subsidiaries of the Registrant (41)

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
^	Confidential treatment requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(1)	Previously filed with Form 10QSB, for the quarter ended March 31, 2001.
(2)	Previously filed with Form 10KSB, for the fiscal year ended December 31, 2000 filed on August 15, 2001.
(3)	Previously filed with Form SB-2, Amendment No. 2, February 1, 2002.
(4)	Previously filed with Form SB-2, Amendment No. 3, March 26, 2002.
(5)	Previously filed with Form SB-2, Amendment No. 4, April 29, 2002.
(6)	Previously filed with Form 8-K, January 7, 2003.
(7)	Previously filed with Form 8-K, February 26, 2003.
(8)	Previously filed as Annex A to Schedule 14A, July 8, 2003
(9)	Previously filed with Form 10-QSB/A, September 2, 2003.
(10)	Previously filed with Form 8-K, November 19, 2003.
(11)	Previously filed with Form 8-K, June 4, 2004.
(12)	Previously filed with Form 8-K, August 12, 2004.
(13)	Previously filed with Form 8-K, August 26, 2004.
(14)	Previously filed with Form 8-K, September 8, 2004.
(15)	Previously filed with Form 8-K, January 24, 2005.
(16)	Previously filed with Form 8-K, February 25, 2005.
(17)	Previously filed with Form 10-KSB/A, April 29, 2005.
(18)	Previously filed with Form 8-K, June 3, 2005.
(19)	Previously filed with Form 10-KSB/A, June 10, 2005.
(20)	Previously filed with Form 8-K, June 30, 2005.

(21)	Previously filed with Form 8-K, July 21, 2005.
(22)	Previously filed with Form 8-K, August 24, 2005.
(23)	Previously filed with Form 10-QSB, November 10, 2005.
(24)	Previously filed with Form 8-K, January 1, 2006.
(25)	Previously filed with Form 8-K, May 22, 2006.
(26)	Previously filed as Annex A to Schedule 14A, June 27, 2006.
(27)	Previously filed with Form 8-K, August 4, 2006.
(28)	Previously filed with Form 8-K, August 9, 2006.
(29)	Previously filed with Form 8-K, August 31, 2006.
(30)	Previously filed with Form 8-K, August 31, 2006.
(31)	Previously filed with Form 8-K, December 28, 2006.
(32)	Previously filed with Form 8-K, February 22, 2007.
(33)	Previously filed with Form 8-K, March 16, 2007.
(34)	Previously filed with Form 10-K, March 7, 2008.
(35)	Previously filed with Form 8-K, September 10, 2007.
(36)	Previously filed with Form 8-K, September 12, 2007.
(37)	Previously filed with Form 8-K, July 28, 2008.
(38)	Previously filed with Form 8-K, January 6, 2009.
(39)	Previously filed with Form 8-K, January 23, 2009.
(40)	Previously filed with Form 8-K, February 13, 2009.
(41)	Previously filed with Form 10-K, March 20, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: April 6 , 2009	By:	/s/ Mark A. Sirgo
	Name:	Mark A. Sirgo
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Francis E. O’Donnell, Jr. Francis E. O’Donnell, Jr.	Chairman of the Board and Director	April 6, 2009

/s/ Mark A. Sirgo Mark A. Sirgo	President and Chief Executive Officer (Principal Executive Officer)	April 6, 2009

/s/ James A. McNulty James A. McNulty	Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	April 6, 2009

/s/ William B. Stone William B. Stone	Director	April 6, 2009

/s/ John J. Shea John J. Shea	Director	April 6, 2009

/s/ William S. Poole William S. Poole	Director	April 6, 2009