Form 10-K/A
period 2009-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2010-11-19
CIK 1103021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

BioDelivery Sciences International, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2010 (the “Original Filing Date”), in order to amend certain disclosures in the Original 10-K in response to written comments provided by the SEC.

Specifically, the Company is only amending the following portions of the Original 10-K: (i) Part I, Item 1 of the Original 10-K to add disclosure regarding the duration of its agreement with Aveva Drug Delivery Systems, Inc.; and (ii) Part II, Item 7 of the Original 10-K, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to augment the Company’s disclosure of its revenue recognition policies.

Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original 10-K, and, accordingly, this Amendment should be read in conjunction with the Original 10-K.

Readers are cautioned that information contained in this Amendment is only current as of the Original Filing Date; therefore, to obtain more current information regarding the Company, readers are advised to review the Company’s subsequent filings with the SEC.

As a result of the Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original 10-K, have been re-executed and re-filed as of the date of this Amendment.

BioDelivery Sciences International, Inc.

Annual Report on Form 10-K/A

(Amendment No. 1)

For the fiscal year ended December 31, 2009

Cautionary Note on Forward-Looking Statements

PART I

Item 1.	Description of Business	1

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

PART IV

Item 15.	Exhibits	38

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

Our patented drug delivery technologies include:

•	the BioErodible MucoAdhesive (“BEMA® ”) technology, a small, erodible polymer film for application to the buccal mucosa (the lining inside the cheek); and

•	the Bioral® cochleate drug delivery technology, designed for the potential oral delivery of a broad base of products otherwise administered intravenously.

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

We have granted commercialization and distribution rights for ONSOLIS® on a worldwide basis (except in South Korea and Taiwan) to Meda, a leading international specialty pharmaceutical company based in Sweden. Meda’s U.S. subsidiary, Meda Pharmaceuticals (formerly Medpointe Pharmaceuticals), located in Somerset, New Jersey, is a specialty pharmaceutical company that develops, markets, and sells branded prescription therapeutics. Although Meda was founded in 2001, it draws upon a long history in the U.S. market through its 2007 acquisition of Medpointe Pharmaceuticals (previously known as Carter-Wallace, Inc.). Meda has an experienced, well trained and highly regarded sales force with a focus in specialty therapeutic areas including pain, allergy and central nervous system conditions. Meda has established a track record of commercializing products with their top two products, Astelin®/Astepro ® and Soma® 250 mg. We believe that Meda has proven their ability to launch products and sustain growth in highly competitive pharmaceutical markets, as demonstrated by Astelin®/Astepro ®, which has out-performed competitors in the anti-histamine, nasal steroid and rhinitis markets with regard to total prescription growth. We expect Meda to also effectively compete in the transmucosal opioid market. Meda has secured access to additional markets through acquisition of European businesses from Valeant, and a joint venture with Valeant covering Australia, Mexico and Canada.

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

ONSOLIS ® and our product candidates such as BEMA® Buprenorphine may also have broader indications. When presented with viable commercial opportunities for broader indications of our products, we will consider developing the product for those uses. We also continue to explore the use of the BEMA® technology with additional pharmaceutical products that may fulfill an unmet medical need. In this regard, in 2009 we began the development of BEMA® Granisetron for the prevention of chemotherapy-induced nausea and vomiting and we anticipate that the development of a BEMA® “Triptan” for the treatment of migraine may begin in the second half of 2010. We believe that these product candidates and product concepts demonstrate the potential broad applicability of our BEMA® delivery technology.

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

BEMA ® Technology

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

Bioral ® Technology

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

ONSOLIS ® and Our Product Candidates

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

BEMA ® Formulated Products

ONSOLIS ®

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

BEMA ® Buprenorphine (low dose for pain)

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

BEMA ® Buprenorphine (low dose) is intended to meet the need for a new narcotic and could be used for chronic pain, including lower back, osteoarthritis and rheumatoid arthritis. Compared to currently marketed products and products under development, we believe that BEMA® Buprenorphine will be differentiated based on the following features:

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

BEMA ® Buprenorphine (high dose for opioid dependence)

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

BEMA ® Granisetron

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

BEMA ® “Triptan”

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

Bioral ® Formulated Products

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

Bioral ® Amphotericin B

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

By its terms, our North American license agreement with Meda generally lasts for the duration of the subject patents and expires only on termination of the agreement. Either we or Meda may terminate the agreement for “cause” (including bankruptcy-like proceedings and uncured breaches of the agreement). We may terminate the agreement: (i) upon Meda’s failure to pay the upfront license fee, (ii) on a country-by-country basis if Meda fails to cure a loss of a license to sell narcotics, (iii) upon Meda’s uncured breach of our fentanyl supply agreement with Meda, (iv) upon Meda’s uncured failure to pay certain sums to us under the agreement or such supply agreement, or (v) upon an material misrepresentation in any royalty statement the result of willful misconduct, gross negligence or bad faith. Meda may terminate the North American license agreement at any time after a specified notice to us.

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

By its terms, our European license agreement with Meda generally lasts for the duration of the subject patents and expires only on termination of the agreement. Either we or Meda may terminate the agreement for “cause” (including bankruptcy-like proceedings and uncured breaches of the agreement). We may terminate the agreement: (i) upon Meda’s failure to pay the upfront license fee, (ii) on a country-by-country basis if Meda fails to cure a loss of a license to sell narcotics, (iii) upon Meda’s uncured breach of our fentanyl supply agreement with Meda, (iv) upon Meda’s uncured failure to pay certain sums to us under the agreement or such supply agreement, or (v) upon an material misrepresentation in any royalty statement the result of willful misconduct, gross negligence or bad faith. Either we or Meda may terminate at any time after a specified notice to the other upon the occurrence of certain events, including expiration of patent rights.

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

Our supply agreement with Aveva runs for a term of four years from the first commercial sale of ONSOLIS® and can be renewed for subsequent two year terms. Either we or Aveva can terminate the agreement on advanced written notice. Aveva may terminate the agreement on our bankruptcy or an uncured breach of the agreement by us, and we may terminate on the bankruptcy of Aveva, an uncured breach by Aveva or upon the occurrence of any failure by Aveva to properly supply stocks of ONSOLIS® on a timely basis under specified circumstances.

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

The term of our February 2008 agreement with LTS lasts is until BEMA® Buprenorphine has been approved for sale. Either we or LTS may terminate the agreement upon any bankruptcy-like proceeding of the other, uncured breach of the agreement, for medical safety or irreconcilable differences between the management teams. LTS may terminate the agreement if we refuse to comply with LTS’ suggestions, advices and guidelines and therefore, in LTS’ judgment, the purpose of this agreement cannot be achieved and continuation is inappropriate, impractical or inadvisable (provided that the parties have first attempted to resolve the disagreement through good faith discussions). We may terminate the agreement, following a workout period, if we believe that the essential purpose of the agreement is unattainable.

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

The term of our agreement with DNDi continues until the expiration of the last patent forming part of the intellectual property that is the subject of the agreement. DNDi may terminate the agreement on 30 days notice during the evaluation period for Bioral® Amphotericin B, and either we or DNDi may terminate after notice upon uncured breach.

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

Under the CDLA, as amended, CDC is entitled to receive a mid-single digit royalty based on net sales of ONSOLIS® (including minimum royalties of $375,000 per quarter beginning in the second full year following commercial launch). In addition, we granted CDC a warrant exercisable for up to 500,000 shares of our common stock at an exercise price of $3.50 per share. As a result of the anti-dilution provisions of the CDC warrant and the pricing of our October 2005 public offering, the conversion price of the CDC warrant is now $2.91. The warrant expires after the earlier of: (i) 5:00 p.m. Eastern Time on the second anniversary of the approval by the FDA of the first NDA relating to ONSOLIS® (which will be July 16, 2011); (ii) the closing of a sale of all or substantially all of our assets or the acquisition of our company by another entity by means of merger or other transaction as a result of which our stockholders immediately prior to such acquisition possess a minority of the voting power of the acquiring entity immediately following such acquisition, or (iii) any liquidation or winding up of our company. We also issued to CDC a warrant to purchase 904,000 shares of our common stock in connection with the May 2006 amendment to the CDLA. Such warrant is exercisable at $3.00 per share. All of the shares of common stock issued to CDC (as well as the shares underlying CDC’s warrants) as described above have been registered with the SEC.

The term of the CDLA lasts until the CDLA is terminated. Either we or CDC may terminate the CDLA for uncured breach or upon bankruptcy-like events, in each case following written notice. CDC may terminate the CDLA, following applicable cure periods, if we: (i) default on indebtedness in excess of $1 million which was accelerated or for which payment has been demanded, or (ii) fail to satisfy a judgment greater than $500,000.

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

BEMA ®

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

Bioral ® Technology

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

BEMA ® Technology

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

ONSOLIS ®

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

BEMA ® Buprenorphine

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

ONSOLIS ® is currently under review by the European regulatory authorities. Progress continues toward preparations for the approval and launch of ONSOLIS® in Europe for later 2010. Meda has focused activities in Europe on gaining thought leader input and building support through the use of advisory boards and other medical meetings. Data has also been presented at some of the important European medical conferences.

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

ONSOLIS ® was commercially launched in the United States in mid-October 2009 following approval by the FDA in July 2009. ONSOLIS® commercial efforts are being supported by a therapeutic specialty sales force assembled by Meda Pharmaceuticals to target Oncologists and Pain Management Specialists treating cancer breakthrough pain. Approximately fifty highly-experienced and well-trained sales representatives promote ONSOLIS® to target healthcare providers. These individuals are supported by several internal functions at Meda including Marketing, Medical Affairs and Managed Care personnel. Sales efforts are supported through extensive marketing activities, which include journal advertising in select oncology and pain management medical journals, trade show exhibits, medical education, symposia, webcasts and peer selling programs. A strategy is also in place to include electronic and internet promotional activities. Sales representatives have numerous materials available for healthcare providers and their patients to support education on breakthrough cancer pain and the use of ONSOLIS®. The ONSOLIS® promotion is anticipated to be of the same relative size and scope of promotion from our primary competitors, which at this time includes only Cephalon.

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

PART II

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

We have determined that upon inception of both the U.S. and EU Meda arrangements all deliverables to each arrangement are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have standalone value apart from the license. As such, all cash payments from Meda related to these deliverables prior to FDA approval in July 2009 were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain research and development services deliverables are deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue were recognized. Upon first commercial sale in a European country, an estimated $17.4 million will be recognized, which includes an additional $5.0 million in milestones and approximately $0.7 million in research and development services. At December 31, 2009, there was remaining deferred revenue of $13.4 million, of which $11.7 million is related to the EU Meda arrangement milestones and EU Meda research and development services. We have estimated the amount of time (based on expected man-days) and associated dollars (based on comparable services provided by outside third parties), as further noted below. As time progresses, we continue to estimate the time required for ongoing obligations, and adjust the remaining deferral accordingly on a quarterly basis.

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

Royalties, Other

Royalty revenue amounts are based on a percentage of net sales revenue of the ONSOLIS® product under our license agreement with Meda. Product royalty revenues are computed on a quarterly basis when revenues are fixed or determinable, collectability is reasonably assured and all other revenue recognition criteria are met. This is shown as royalty revenue, other on the accompanying consolidated statements of operations. Meda has the right to reject products that do not comply with product, packaging, or regulatory specifications. Defective product must be identified by Meda within 10 days after inspection at Meda’s distribution site. We bill Meda immediately upon receipt by Meda of product (FOB manufacturer). On a quarterly basis, a reconciliation is prepared that reflects the difference between actual net sales by Meda multiplied by the royalty percentage, and the actual royalty payments made during the quarter (which is based on a “transfer price” at the time we invoice Meda). The parties “true-up” the differences within 45 days of each quarter-end.

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

Cost of Royalty Revenues, Other

The cost of royalty revenue, other, includes the direct costs attributable to the production of our product. The Company does not take ownership of the subject product (i.e., it has no inventory) as such product is transferred to Meda immediately in accordance with terms of the Company’s contractual arrangements with Meda and its commercial supplier, Aveva. While Aveva manufactures the product for the Company, and Meda’s royalty payments to the Company include an amount related to cost of goods, ownership and title to the product, including insurance risk, belong to Aveva from raw material through completion and inventory of the subject product, and then to Meda upon shipment of such subject product. This is in accordance with the Company’s contracts with Aveva and Meda, which identify the subject product as FOB manufacturer.

It includes all costs related to creating the products at our contract manufacturer, which can include stability costs directly related to the product sold. The stability of a product may be defined as the extent to which a product retains, within specified limits, throughout its period of storage and use, the same properties and characteristics possessed at the time of its packaging. Stability testing provides evidence on how the quality of a drug substance or drug product varies with time. Only costs that are tied to the production of the products are considered cost of royalty revenue. Our contract manufacturer for ONSOLIS®, Aveva, bills us for the material cost used in creating the product along with direct labor costs, and certain overhead costs as outlined in the supply agreement. This is shown as cost of royalty revenues on the accompanying consolidated statements of operations. Cost of royalty revenues, other also includes royalty expenses owed to third parties. These royalty expenses are directly related to the products sold during the period.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of December 31, 2009 are as follows:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Leases	$121,794	$265,271	—	—

Employment agreements	$887,776	43,579	—	—

Minimum royalty expenses*	$1,500,000	3,000,000	3,000,000	7,875,000

Total contractual cash obligations	$2,509,570	$3,308,850	$3,000,000	$7,875,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC regardless of actual sales.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Item 15.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: November 19, 2010	By:	/S/ MARK A. SIRGO
	Name:	Mark A. Sirgo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ JAMES A. MCNULTY
	Name:	James A. McNulty
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ FRANCIS E. O’DONNELL, JR.	Chairman of the Board and Director	November 19, 2010
Francis E. O’Donnell, Jr.

/S/ MARK A. SIRGO	President, Chief Executive Officer and Director	November 19, 2010
Mark A. Sirgo

/S/ WILLIAM B. STONE	Lead Director	November 19, 2010
William B. Stone

/S/ JOHN J. SHEA	Director	November 19, 2010
John J. Shea

/S/ WILLIAM S. POOLE	Director	November 19, 2010
William S. Poole