Form 10-K
period 2010-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2011-03-11
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $18,862,089 based on the closing sale price of the company’s common stock on such date of $2.31 per share, as reported by the NASDAQ Capital Market.

As of March 7, 2011, there were 24,062,369 shares of company common stock issued and 24,046,878 shares of company common stock outstanding.

BioDelivery Sciences International, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2010

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “BDSI,” the “Company,” “we,” “us” and “our” or similar terms refer to BioDelivery Sciences International, Inc., a Delaware corporation and its consolidated subsidiaries.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents referred to or incorporated by reference in this Report or statements of our management referring to our summarizing the contents of this Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results may differ materially or perhaps significantly from those discussed herein, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this Report or our other filings with the U.S. Securities and Exchange Commission, or SEC, include, but are not necessarily limited to, those relating to:

•

our plans and expectations regarding the timing and outcome of research, development, commercialization, manufacturing, marketing and distribution efforts relating to the BEMA® and Bioral® technology platforms and any proposed products, product candidates or marketed products, including our sole marketed product, ONSOLIS®;

•

the domestic and international regulatory process and related laws, rules and regulations governing our technologies and our approved and proposed products and formulations, including (i) the timing, status and results of our filings with the U.S. Food and Drug Administration, (ii) the timing, status and results of non-clinical work and clinical studies and (ii) heavily regulated industry in which we operate our business generally;

•	our ability to generate commercially viable products, acceptance of our BEMA® and Bioral® technology platforms and our proposed formulations and product candidates;

•

our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;

•	our expectations about the potential market sizes and market participation potential for our approved or proposed products;

•	the protection and control afforded by our patents and any interest in licensed patents, or our ability to enforce our rights under such patents or licenses;

•	litigation or other claims or disputes relating to our technologies, products or processes;

•	our ability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed products and product candidates;

•	the ability of our commercial partners to market and sell the products we license to them and our expected revenues from such partnerships;

•	the ability of our manufacturing partners to supply us or our commercial parties with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner;

•	our ability to retain members of our management team and our employees; and

•	competition existing today or that will likely arise in the future.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance. Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Report.

PART I

Item 1.	Description of Business.

Overview

We are a specialty pharmaceutical company that is developing and commercializing, either on our own or in partnerships with third parties, new applications of proven therapeutics to address important unmet medical needs using both proven and new drug delivery technologies. We have developed and are continuing to develop pharmaceutical products aimed principally in the areas of pain management and oncology supportive care. We were incorporated in the State of Indiana in 1997 and were reincorporated as a Delaware corporation in 2002.

We utilize two novel drug delivery technologies:

•	the BioErodible MucoAdhesive (“BEMA® “) technology, a small, erodible polymer film for application to the buccal mucosa (the lining inside the cheek); and

•	the Bioral® cochleate drug delivery technology, designed for the potential oral delivery of a broad base of products otherwise administered intravenously.

Our first U.S. Food and Drug Administration, or FDA, approved product, ONSOLIS® (fentanyl buccal soluble film), as well as our pipeline of products candidates, predominately utilize our BEMA® technology.

Our current development strategy focuses primarily on our ability to utilize the FDA’s 505(b)(2) approval process to obtain more timely and efficient approval of new formulations of previously approved, active therapeutics incorporated into our drug delivery technologies. Because the 505(b)(2) approval process is designed to address new formulations of previously approved drugs, we believe it has the potential to be more cost efficient and expeditious, and have less regulatory approval risk, than other FDA approval approaches.

On July 16, 2009, we announced the U.S. approval of our first product, ONSOLIS®. In 2010, regulatory approvals were granted for Canada (May 2010), and most recently in the European Union (referred to herein as E.U.) (October 2010) where it will be marketed under the trade-name BREAKYL™. The FDA approval of ONSOLIS®, together with our satisfactory preparation of launch supplies of ONSOLIS®, triggered the payment to us by our commercial partner, Meda AB, a leading international specialty pharmaceutical company based in Sweden (referred to herein as Meda), of approval milestones aggregating $26.8 million. The first national approval of BREAKYL™ in the E.U. will result in a milestone payment of $2.5 million from Meda. A second milestone payment of $2.5 million will be realized at the time of first commercial sale in the E.U. We began receiving royalties from Meda on net sales of ONSOLIS® following launch and anticipate additional royalty sales following launches in Canada and the E.U. in 2011, although our royalty revenue from this product remains below original projections due to certain regulatory conditions in the U.S. discussed below.

We have granted commercialization and distribution rights for ONSOLIS® on a worldwide basis (except in South Korea and Taiwan) to Meda. Meda’s U.S. subsidiary, Meda Pharmaceuticals, based in Somerset, New Jersey, is a specialty pharmaceutical company that develops, markets and sells branded prescription therapeutics. Meda has an experienced, well trained and highly regarded sales force with a focus in specialty therapeutic areas including pain, allergy and central nervous system conditions. Meda has established a track record of successfully commercializing products. Meda has secured access to additional markets through acquisition of European businesses from Valeant Pharmaceuticals International, Inc., which we refer to herein as Valeant, and a joint venture with Valeant covering Australia, Mexico and Canada.

In 2010, we secured commercialization rights for ONSOLIS® for the remaining worldwide territories through execution of licensing agreements with Kunwha Pharmaceutical Ltd. for South Korea and TTY Biopharm Ltd. for Taiwan, each resulting in upfront payments to us of $300,000.

Summary of Regulatory and Commercial Status of ONSOLIS®/BREAKYL™

Region	Partner	Regulatory Status	Commercial Status

U.S.	Meda Pharmaceuticals	Approved	Launched October 2009

Canada	Meda Valeant Pharma Canada Inc.	Approved	Launch anticipated 2Q 2011

E.U.	Meda	Approved	Launch anticipated 3Q 2011 following approvals in individual member states

Australia	Meda Valeant Pharma Canada Inc.	Filed	—

Taiwan	TTY Biopharm Ltd.	Pre-registration	—

South Korea	Kunwha Pharmaceutical Co. Ltd.	Pre-registration	—

Our next planned product utilizing the BEMA® technology is BEMA® Buprenorphine, a potential treatment for moderate to severe chronic pain. In December 2009, we announced that the primary efficacy endpoint was achieved in a Phase 2 clinical study evaluating the safety and efficacy of a range of doses of BEMA® Buprenorphine. We believe that this endpoint, referred to as SPID 8 (sum of pain intensity difference over 8 hours), is a good indicator of this product candidate’s effectiveness in treating chronic pain. In February 2010, we announced promising secondary data from this study. Completion of this Phase 2 study led to the initiation of a Phase 3 double-blind, randomized, placebo-controlled clinical study which was initiated in the fourth quarter of 2010. Study results are anticipated to be available in the third quarter of 2011, and if positive, will potentially lead to an NDA filing in the first half of 2012.

In addition, we believe that the widespread use of buprenorphine for the treatment of opioid dependence presents an additional commercial opportunity for the product, and we are developing a formulation of BEMA® Buprenorphine specifically for the treatment of opioid dependence. The product will combine a “high dose” of buprenorphine along with an abuse deterrent agent, naloxone. Preliminary pharmacokinetic studies have demonstrated the ability of the BEMA® technology to deliver the high doses of buprenorphine necessary for the treatment of opioid dependence. A BEMA® Buprenorphine/Naloxone product would provide us with an opportunity to compete in a rapidly growing opioid dependence market which, according to Wolters Kluwer, currently exceeds $1 billion in annual sales in the U.S. In March 2011, we announced the positive outcome of a pre-Investigational New Drug (pre-IND) meeting with the FDA on the development program for BEMA® Buprenorphine/Naloxone. We confirmed that the 505(b)(2) regulatory pathway will be pursued for the clinical development of BEMA® Buprenorphine/Naloxone.

ONSOLIS ® and our product candidates such as BEMA® Buprenorphine may also have broader indications. When presented with viable commercial opportunities for broader indications of our products, we will consider developing the product for those uses. We also continue to explore the use of the BEMA® technology with additional pharmaceutical products that may fulfill an unmet medical need. In this regard, in 2009 we began the development of BEMA® Granisetron for the prevention of chemotherapy-induced nausea and vomiting. We believe that this product candidate and other product concepts demonstrate the potential broad applicability of our BEMA® delivery technology.

Our lead Bioral® formulation is an encochleated version of Amphotericin B, a treatment for fungal infections. A single dose Phase 1 study has been performed with Bioral® Amphotericin B. We reported preliminary results in February 2009 where we indicated that plasma concentrations of Amphotericin B were detected in the sample of normal volunteers tested suggesting oral absorption from the Bioral® delivery system. We also believe our Bioral® technology has the potential to be applied to other types of pharmaceutical actives and other therapeutics such as small interfering RNA, or siRNA. However, although we continue to hold and prosecute our rights to the Bioral® technology, we are dedicating the vast majority of our resources to our BEMA® platform and related products and product candidates.

Although we have generated licensing-related and other revenue to date, we have only recently begun to generate revenue from the commercial sales of an approved product — ONSOLIS® — and such revenue has been minimal to date due to multiple factors, including a highly restrictive Risk Evaluation and Mitigation Strategy (REMS) imposed by the FDA. The lack of approved REMS programs for our direct competitors has resulted in an unlevel playing field, which has created an unfavorable selling environment for ONSOLIS®. Furthermore, increasing pressure from payers and the availability of generic competitors have further impacted the market.

In December of 2010, Meda submitted a new REMS program for review and approval by the FDA which provides for potential broader access to ONSOLIS® through retail pharmacies and reduces some of the administrative burdens placed on prescribers. We anticipate approval and implementation of this “retail” REMS in mid-2011. This new REMS program follows the guidelines provided by FDA in November, 2010 to all companies that are or will be marketing fast acting fentanyl products in the future, thereby providing for a more level playing field in the marketplace. We anticipate all fast-acting fentanyl products that are currently in the marketplace without a REMS will come into compliance with the new FDA mandated program during 2011.

Since inception, we have recorded accumulated losses totaling approximately $72.2 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Ultimately, if we secure additional approvals from the FDA and other regulatory bodies throughout the world for our product candidates, our goal will be to augment our current sources of revenue and, as applicable, deferred revenue (principally licensing fees), with sales of such products or royalties from such sales, on which we may pay royalties or other fees to our licensors and/or third-party collaborators as applicable.

We intend to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	commercialization of ONSOLIS® and other of our candidate products;

•	partnering with other pharmaceutical companies to assist in the distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•

licensing and joint venture arrangements with third parties, including other pharmaceutical companies whose own proprietary pharmaceutical products may benefit from our drug delivery technologies, or where their product profile would be augmented by the inclusion of our products; and

•	proceeds raised from public and private financings and strategic transactions.

We have based our estimates of development costs, market size estimates, peak annual sales projections and similar matters described below and elsewhere in this Report on our market research, third party reports and publicly available information which we consider reliable. However, readers are advised that the projected dates for filing and approval of our Investigational New Drug Applications (known as INDs) or New Drug Applications (known as NDAs) with the FDA or other regulatory authorities, our estimates of development costs, our projected sales and similar metrics regarding ONSOLIS®, BEMA® Buprenorphine, BEMA® Buprenorphine/Naloxone or any other product candidates discussed below and elsewhere in this Report are merely estimates and subject to many factors, many of which may be beyond our control, which will likely cause us to revise such estimates. Readers are also advised that our projected sales figures do not take into account the royalties and other payments we will need to make to our licensors and strategic partners. Our estimates are based upon our management’s reasonable judgments given the information available and their previous experiences, although such estimates may not prove to be accurate.

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

We believe that the BEMA® technology permits control of two critical factors allowing for better dose-to-dose reproducibility: (i) the contact area for mucosal drug delivery, and (ii) the time the drug is in contact with that area, known as residence time. In contrast to competing transmucosal delivery systems like lozenges, buccal tablets and matrix-based delivery systems placed under the tongue or sprayed in the oral cavity, BEMA® products are designed to:

•	Adhere to mucosa in seconds and dissolve in minutes;

•	Permit absorption without patients being required to move the product around in the mouth for absorption, thus avoiding patient intervariability;

•	Have a reproducible delivery rate, not susceptible to varying or intermittent contact with oral membranes; and

•	Dissolve completely, leaving no residual product or waste and avoiding patient removal, and the possibility for diversion or disposal of partially used product.

We previously licensed the BEMA® drug delivery technology in the United States on an exclusive basis from Atrix Laboratories (now known as QLT USA, Inc., which we refer to herein as QLT.) For a description of our agreements with QLT, see “Key Collaborative and Supply Agreements” below.

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

ONSOLIS® and Our BEMA® Product Candidates

The following table summarizes the status of our marketed product and our current product candidates and product concepts:

Product/Formulation	Indication	Development Status	Commercial Status

BEMA® Fentanyl ONSOLIS® /BREAKYL™ (U.S./EU trade names)	Breakthrough cancer Pain in opioid tolerant patients	Approval: U.S. in July 2009; Canada in May 2010; E.U. in October 2010	Partnered worldwide

BEMA® Buprenorphine	Moderate to severe chronic pain	Phase 2 results announced December 2009; Phase 3 initiated in 4Q10; NDA filing anticipated 1H 2012	Primary care rights expected to be partnered

BEMA® Buprenorphine/Naloxone	Treatment of opioid dependency	Pivotal bioequivalence studies planned for 2011; NDA filing anticipated 1H 2012	In-house commercialization or partnership.

BEMA® Granisetron	Prevention of nausea and vomiting associated with cancer therapies	IND filing February 2011; Pivotal bioequivalence trial planned for 2011	In-house commercialization for specialty indications possible; primary care rights expected to be partnered

While continuing to work closely with Meda on ONSOLIS® and related regulatory approvals in the E.U. and other worldwide jurisdictions (except for Taiwan where we are working with TTY and in South Korea where we are working with Kunwha), we are presently dedicating much of our corporate resources toward progressing our pipeline of BEMA® products, particularly BEMA® Buprenorphine, BEMA® Buprenorphine/Naloxone and BEMA® Granisetron. Depending on the availability of corporate resources and market opportunities, we may elect to accelerate or scale back funding for the development of other programs such as BEMA® “Triptan” or Bioral® Amphotericin B or other opportunities that we may identify.

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

We have granted commercialization and distribution rights for ONSOLIS® on a worldwide basis (except in South Korea and Taiwan) to Meda. Under our agreements with Meda, we receive a double digit royalty on the net sales of ONSOLIS® and also have the potential to receive milestone payments based on achieving certain predetermined sales targets. In May 2010, ONSOLIS® was approved by the Canadian regulatory authorities. Upon launch, ONSOLIS® will be marketed in Canada by Meda Valeant Pharma Canada, Inc., a joint venture between Meda and Valeant Canada Limited. Approval was also obtained in the E.U. in October 2010, where the product will be marketed by Meda under the tradename BREAKYL™. Additional licensing deals completed in 2010 will provide the opportunity for ONSOLIS®/BREAKYL™ to be commercialized in all regions globally. In May 2010, we announced a commercialization and supply agreement with Kunwha Pharmaceutial Co. Ltd., for BEMA® Fentanyl in South Korea, and in October 2010, a licensing agreement was secured with TTY Biopharm Co. Ltd., for exclusive rights to develop and commercialize the product in Taiwan.

In 2009, the leading fast-acting fentanyl product for the treatment of breakthrough cancer pain in the U.S. market was Actiq® which is marketed by Cephalon, Inc. (NASDAQ:CEPH) and available as a generic from Covidien and Watson Pharmaceuticals. Cephalon introduced a second fast dissolving fentanyl product, Fentora® in late 2006. The reported combined retail sales of these products in 2010 was $375 million. We believe that ONSOLIS® may offer advantages over the marketed and pipeline fentanyl products in terms of ease of use and other attributes. In the E.U., sales of transmucosal fentanyl products for the treatment of breakthrough cancer pain exceed $135 million. We attribute much of the growth to the availability of new agents such as Abstral and Instanyl, both which were approved and launched in 2010.

We may pursue an expanded indication that would permit promotion of ONSOLIS® for breakthrough pain in non-cancer patients in partnership with Meda. If obtained, we expect that an expanded claim for use in non-cancer breakthrough pain would increase our sales for ONSOLIS®.

BEMA® Buprenorphine (chronic pain)

This product candidate utilizes the BEMA® technology to deliver the opioid analgesic buprenorphine (low dose) for the treatment of moderate to severe chronic pain. Buprenorphine is a marketed opioid analgesic which has comparable efficacy to morphine but with a lower propensity for abuse and addiction and fewer typical opioid side effects. The lower potential for abuse and addiction places BEMA® Buprenorphine as a Schedule III controlled substance versus the majority of the other potent opioids, such as morphine and oxycodone, which are Schedule II. We believe that this attribute will help create a broader market opportunity for BEMA® Buprenorphine as many doctors are reluctant to prescribe narcotics, particularly on a chronic basis, for the fear of addiction. Also, since buprenorphine is a Schedule III controlled substance, physicians will be able to phone, fax or otherwise electronically deliver the prescription to the pharmacy with refills permitted for up to 6 months, thus making chronic therapy easier for both the patient and the physician. A prescription for a Schedule II controlled substance must be obtained by the patient from the doctor’s office and taken by the patient to the pharmacy. Refills are not permitted for Schedule II controlled substances, requiring the patient to obtain a new prescription each time the medication is required.

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

In the fourth quarter of 2010, we initiated our Phase 3 clinical study evaluating the safety and efficacy of BEMA® Buprenorphine in chronic pain. A double-blind, randomized, placebo-controlled study is being conducted in patients with moderate to severe chronic low back pain. This study, along with a safety study to be initiated in the first quarter of 2011, will constitute the basis for an NDA filing. We expect to have top line Phase 3 data from this study in the third quarter of 2011. Assuming positive efficacy results, we expect the filing of an NDA to take place in the first half of 2012.

BEMA® Buprenorphine is intended to meet the need for a new narcotic and could be used for chronic pain, including lower back, osteoarthritis and rheumatoid arthritis. Compared to currently marketed products and products under development, we believe that BEMA® Buprenorphine will be differentiated based on the following features:

•

efficacy similar to morphine, but unlike morphine, is a Schedule III narcotic, a regulatory designation that indicates it is less prone to abuse and addiction and more convenient for physicians to prescribe (with prescription refills possible), pharmacists to dispense, and patients to obtain;

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

The pain market is well established, with many pharmaceutical companies marketing innovative products as well as generic versions of older, non-patent protected products. According to Wolters Klewer, the U.S. opioid market surpassed $10 billion in sales in 2010. Due to the ability of BEMA® Buprenorphine to potentially participate in the chronic pain market, we estimate that BEMA® Buprenorphine (low dose) has the potential to exceed $500 million in annual peak sales.

BEMA® Buprenorphine/Naloxone (opioid dependence)

We are also investigating a higher dose formulation of BEMA® Buprenorphine combined with the abuse deterrent naloxone for the treatment of opioid dependence. Because of its lower propensity for abuse and addiction, BEMA® Buprenorphine (high dose) may also serve as a treatment for opioid dependence by preventing opioid addicted patients’ withdrawal symptoms while simultaneously maintaining pain control. Currently in the U.S. there are two buprenorphine products approved for this indication with 2010 total retail sales in excess of $1 billion. We believe BEMA® Buprenorphine/Naloxone has the potential to offer advantages over these products. We estimate that BEMA® Buprenorphine for the treatment of opioid dependence has the potential to achieve over $300 million in annual peak sales. We expect to finalize our formulation and complete a pivotal bioequivalence study in 2011 to support a possible NDA filing in mid-2012.

We anticipate securing a commercial distribution partnership, similar in structure to our agreement with Meda for ONSOLIS®, for one or both indications of BEMA® Buprenorphine by the end of 2011.

BEMA® Granisetron

This product candidate utilizes the BEMA® technology to deliver the 5-HT3 receptor antagonist Granisetron (marketed as Kytril®), an FDA approved antiemetic to prevent the nausea and vomiting often encountered following cancer chemotherapy and radiation. According to retail sales data from Wolters Kluwer, the U.S. market for 5-HT3 antagonists is significant and is approximately $2.3 billion. We filed an Investigational New Drug (IND) application for BEMA® Granisetron in early 2011. We believe that, in the presence of nausea and vomiting, BEMA® Granisetron would have the potential for better tolerance than oral formulations, as well as potential for better and more consistent absorption. We expect to progress the development of BEMA® Granisetron in 2011 based on the program agreed upon during the 2010 FDA pre IND meeting. Based on the results of the studies performed this could lead to an NDA submission sometime in 2012.

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

Research and development of cochleates has been conducted at the Universities for a number of years. In 1995, our predecessor became the exclusive worldwide licensor to develop the cochleate technology and in some cases co-own the patents with the Universities.

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

Initial Bioral® Products in Development

We believe a diverse pipeline of products could potentially be developed by applying our Bioral® drug delivery technology to select established pharmaceuticals. Any intended Bioral® product (i.e., drug encapsulated with our drug delivery technology) would require separate FDA regulatory approval, and accordingly, would be subject to the uncertainty, time and expense generally associated with the FDA regulatory process, and any product developed would face hurdles, regulatory requirements and uncertainty before market introduction.

Bioral ® Amphotericin B

Fungal infections continue to be a major domestic and international health care problem. Amphotericin B, which is delivered intravenously, is an established, commonly used drug to treat these infections. We are currently assessing a Bioral® formulation of Amphotericin B for treatment of fungal infections. If this product can be clinically developed and gain regulatory approval, it could become the first “oral” Amphotericin B product available in the world to treat systemic fungal infections.

Overview of “Specialty Pharmaceuticals” and the 505(b)(2) Regulatory Pathway

Our corporate focus is in the area of “specialty pharmaceuticals” — applying our delivery technologies to existing therapeutics to create our own proprietary formulations, for which we then seek proprietary protection, obtain FDA approval and subsequently commercialize. We believe that focusing our drug delivery technologies for use with existing FDA approved drugs to be less risky than attempting to discover new drugs, sometimes called new chemical entities, or NCEs. Our corporate focus came to initial fruition with the FDA’s approval of ONSOLIS® (fentanyl buccal soluble film) in 2009. It is our goal to replicate the development, regulatory approval and commercialization pathways utilized for ONSOLIS® for our current and future product candidates.

An important part of our strategy is to attempt to capitalize on the FDA’s 505(b)(2) approval process to obtain more timely and efficient approval of our formulations of previously approved therapeutics. Under the 505(b)(2) approval process, we are able to seek FDA approval of a new dosage form, dosage regimen or new indication of a pharmaceutical that has previously been approved by the FDA. This regulation enables us to partially rely on the FDA’s previous findings of safety and effectiveness for approved pharmaceuticals, including clinical and nonclinical testing, thereby reducing, though not eliminating, the need to engage in these costly and time consuming activities. A typical development program for a 505(b)(2) submission will include:

•	a 7, 14, or 28-day multiple dose toxicity study in a single species,

•	thorough pharmacokineticevaluation of the new dosage form in humans,

•	at least one placebo controlled clinical study in humans,

•	a second clinical study to establish the safety of the product in the intended patient population,

•	stability of drug substance,

•	full description of drug product manufacturing process,

•	1 year stability data on 3 commercial scale batches of drug product, and

•	special studies specific to the formulation.

This drug development approval program is designed to be less extensive and lengthy and, as a result, we believe, more cost effective than attempting to gain approval of an NCE. By utilizing this regulatory process and focusing on creating novel formulations of established pharmaceuticals that could potentially benefit from incorporation into our delivery technologies, we believe that we will more quickly and efficiently navigate the FDA approval process, and, if such approval is obtained, move our product candidates to market.

We have and intend to continue to target drugs that have established markets and an opportunity to introduce a new form of delivery of that product in order to meet an unmet market need. As a result of employing well known drugs in our technologies, we believe health care providers will be familiar with the drugs and accustomed to prescribing them. As with ONSOLIS® and BEMA® Buprenorphine, most of the drug candidates we target will have been through the regulatory process and therefore the safety and efficacy of the drug has been established. Consequently, we believe that our clinical trials would primarily need to show that our BEMA® or Bioral® based products will deliver the drug without causing unintended safety or tolerability concerns for the patient or changing the clinical attributes of the drug.

Meda Licensing Agreements for ONSOLIS®

North American Agreement. On September 5, 2007, we entered into a definitive License and Development Agreement with Meda and our subsidiary Arius pursuant to which we and Arius agreed to grant to Meda an exclusive commercial license to market, sell, and, following regulatory approval, continue development of ONSOLIS® in the United States, Mexico and Canada.

Pursuant to such license agreement, we received or will receive:

•	A $30.0 million milestone payment (received in 2007).

•

A $29.8 million milestone payment for the approval of ONSOLIS® by the FDA, and provision of commercial supplies of ONSOLIS® in the U.S.,(received in 2009) a double digit royalty on net sales of ONSOLIS® in the covered territories, subject to certain third party royalty payment costs and adjustments, as well as other adjustments in the event of certain specific supply disruptions. The license agreement provides for certain guaranteed minimum annual royalties to us during the second through seventh years following the product’s first commercial sale, which occurred in the fourth quarter of 2009.

•	Sales milestones equaling an aggregate of $30 million will be payable at:

•	$10.0 million when and if annual sales exceed $75.0 million;

•	$10.0 million when and if annual sales exceed $125.0 million; and

•	$10.0 million when and if annual sales exceed $175.0 million.

Also, pursuant to the North American license agreement with Meda, we have been granted certain rights to co-promote ONSOLIS® using our own sales force (which we currently do not have), with financial support by Meda for such efforts. Per our agreement with Meda, this financial support, if we elect to co-promote, will not begin for a period of time following FDA approval of ONSOLIS®. In addition, Meda is subject to certain minimum sales representative calls and advertising and promotional expenditure requirements under the North American license agreement and has agreed to support all future costs of clinical development, such as additional indications for ONSOLIS®, that do not involve studies in support of the NDA.

By its terms, our North American license agreement with Meda lasts for the duration of the subject patents and expires only on termination of the agreement. Either we or Meda may terminate the agreement for “cause” (including bankruptcy-like proceedings and uncured breaches of the agreement). We may terminate the agreement: (i) upon Meda’s failure to pay the upfront license fee, (ii) on a country-by-country basis if Meda fails to cure a loss of a license to sell narcotics, (iii) upon Meda’s uncured breach of our fentanyl supply agreement with Meda, (iv) upon Meda’s uncured failure to pay certain sums to us under the agreement or such supply agreement, or (v) upon a material misrepresentation in any royalty statement the result of willful misconduct, gross negligence or bad faith. Meda may terminate the North American license agreement at any time after a specified notice to us.

European Agreement. In 2006, we announced collaboration with Meda to develop and commercialize BEMA® Fentanyl (to be marketed as BREAKYL™) in Europe. Under terms of the agreement, we granted Meda rights to the European development and commercialization of BREAKYL™, in exchange for an upfront fee of $2.5 million and a $2.5 million milestone payment in 2008 for completion of Phase 3 clinical trials. We will receive a double digit royalty on net sales and additional milestone payments of up to $5 million for first country approval and launch. Meda has managed the regulatory submission in Europe that led to approval in October 2010. Meda will exclusively commercialize BREAKYL™ in Europe.

In 2009, we received a $3 million payment in exchange for amending the European agreement to provide Meda the worldwide rights to ONSOLIS®, with the exception of Korea and Taiwan. The sales royalties to be received by us will be the same for all territories as agreed to for Europe. In addition, various terms of the European agreements have been modified to reflect the rights and obligations of both us and Meda in recognition of the expansion of the scope of the European agreements.

By its terms, our European license agreement with Meda generally lasts for the duration of the subject patents and expires only on termination of the agreement. Either we or Meda may terminate the agreement for “cause” (including bankruptcy-like proceedings and uncured breaches of the agreement). We may terminate the agreement: (i) upon Meda’s failure to pay the upfront license fee, (ii) on a country-by-country basis if Meda fails to cure a loss of a license to sell narcotics, (iii) upon Meda’s uncured breach of our fentanyl supply agreement with Meda, (iv) upon Meda’s uncured failure to pay certain sums to us under the agreement or such supply agreement, or (v) upon a material misrepresentation in any royalty statement the result of willful misconduct, gross negligence or bad faith. Either we or Meda may terminate at any time after a specified notice to the other upon the occurrence of certain events, including expiration of patent rights.

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

•

Aveva Drug Delivery Systems. Effective October 17, 2005, we entered into an agreement with Aveva Drug Delivery Systems, Inc. (which we refer to herein as Aveva) pursuant to which Aveva will supply ONSOLIS® product to us for clinical trials and commercial sale. Under the terms of this agreement, Aveva will be the sole supplier of ONSOLIS® for the United States, Mexico and Canada. We paid for formulation development, commercial quantity scale-up work and the manufacture of clinical and commercial supplies of ONSOLIS®, based on Aveva’s fully-burdened cost of manufacturing, plus an established profit margin. The agreement has an initial term which is subject to automatic renewal for additional terms unless either party provides notice of termination in advance of such renewal. In connection with this agreement, we issued Aveva a warrant to purchase up to 75,000 shares of our common stock (which shares vested based on the occurrence of specified milestones) at a price equal to $3.50 per share. Of the original 75,000 warrant issuance, Aveva exercised a warrant to purchase 25,000 shares of our common stock in June 2009. We also extended a warrant to purchase 25,000 shares of our common stock which was revalued at an exercise price of $5.87 in July 2009, which expired July 2010 and a final warrant of 25,000 shares of common stock expired in January 2011.

Our supply agreement with Aveva runs for a term of four years from the first commercial sale of ONSOLIS® and can be renewed for subsequent two year terms. Either we or Aveva can terminate the agreement on advanced written notice. Aveva may terminate the agreement on our bankruptcy or an uncured breach of the agreement by us, and we may terminate on the bankruptcy of Aveva, an uncured breach by Aveva or upon the occurrence of any failure by Aveva to properly supply stocks of ONSOLIS® on a timely basis under specified circumstances. During the year ending December 31, 2010 we paid Aveva $0.5 million directly related to ONSOLIS® cost of goods sold and also paid Aveva $0.3 million for various other projects and tasks.

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

The term of our February 2008 agreement with LTS lasts until BEMA® Buprenorphine has been approved for sale. Either we or LTS may terminate the agreement upon any bankruptcy-like proceeding of the other, uncured breach of the agreement, for medical safety or irreconcilable differences between the management teams. LTS may terminate the agreement if we refuse to comply with LTS’ suggestions, advices and guidelines and therefore, in LTS’ judgment, the purpose of this agreement cannot be achieved and continuation is inappropriate, impractical or inadvisable (provided that the parties have first attempted to resolve the disagreement through good faith discussions). We may terminate the agreement, following a workout period, if we believe that the essential purpose of the agreement is unattainable.

•

QLT. On May 27, 2004, prior to our acquisition of our Arius Pharmaceuticals subsidiary, Arius entered into a worldwide, exclusive royalty-bearing license agreement with QLT to develop, manufacture, market, and sell products incorporating what was then QLT’s BEMA® technology, including but not limited to the use of fentanyl in the BEMA® technology, and to use the BEMA® trademark in conjunction therewith. All research and development related to the BEMA® technology, including three existing INDs, was transferred to Arius in accordance with the QLT license agreement.

In August 2006, we purchased from QLT all of the non-U.S. rights to the BEMA® drug delivery technology, including all patent rights and related intellectual property and other assets. The aggregate purchase price for the non-U.S. portion of the BEMA® technology was $3 million, consisting of $1 million in cash paid at closing and a promissory note of $2 million to be paid over time as follows: (i) $1 million by the end of first quarter 2007 (which was paid March 30, 2007) and (ii) $1 million to be paid within 30 days of regulatory approval of the first non-U.S. BEMA® product. On June 18, 2010, in conjunction with BEMA® approval in Canada, we paid $0.75 million of the $1 million to QLT. We and QLT agreed that the remaining $0.25 million will be due upon delivery of certain patent obligations owed to us by QLT. As part of the transaction, and solely with respect to the non-U.S. portion of the former license with QLT, no further milestone payments or ongoing royalties will be due to QLT for the non-U.S. BEMA® rights. In addition, we were granted the option to purchase the U.S. BEMA®-related assets for $7 million dollars.

In September 2007, we purchased all North American (U.S., Canada and Mexico) assets related to the BEMA® drug delivery technology from QLT for $7 million, consisting of $3 million in cash and a promissory note of $4 million, $2 million of which was paid in July 2009 following approval of ONSOLIS® in the U.S., and $2 million of which is due within thirty (30) days of the end of the calendar quarter during which cumulative net sales of BEMA®-based products reach $30 million. As part of the transaction, no further milestone payments or ongoing royalties will be due to QLT for the North American territory. To secure our obligation to pay the remaining $2 million amount when due, QLT was granted a security interest in the North American BEMA® assets, subject to a license of those assets from QLT to us for North America that would be granted to us on the original license terms upon any exercise of rights under such security interest.

•

Drugs for Neglected Diseases initiative. On January 20, 2009, we entered in to a research collaboration and license agreement with the Drugs for Neglected Diseases initiative (DNDi) to allow the development of Bioral® Amphotericin B for African Human Trypanosomiasis (also known as African sleeping sickness), Chagas’ Disease and visceral and cutaneous leishmaniasis. Under the terms of the agreement we would work with DNDi in determining the efficacy of Bioral® Amphotericin B for the above mentioned diseases. Preliminary research by DNDi did not provide sufficient evidence to progress Bioral® Amphotericin B for the intended diseases. Thus, the agreement was terminated and no further work is planned with DNDi.

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

Relationship with CDC IV, LLC

On July 14, 2005, we entered into a Clinical Development and License Agreement, or CDLA, with the predecessor of CDC IV, LLC (which we refer to herein as CDC), which provided funds to us for the development of ONSOLIS®. On February 16, 2006, we announced that, as a result of our achievement of certain milestones called for under the CDLA, CDC made its initial $2 million payment to us. On May 16, 2006, we issued CDC 2 million shares of our common stock in return for accelerating the funding of the $4.2 million balance of $7 million of aggregate commitment under the CDLA and for eliminating the then required $7 million milestone repayment to CDC upon the approval by the FDA of ONSOLIS®.

Under the CDLA, as amended, CDC is entitled to receive a mid-single digit royalty based on net sales of ONSOLIS®, including minimum royalties of $375,000 per quarter beginning in the second full year following commercial launch. The royalty term expires upon the latter of expiration of the patent or generic entry into a particular country. In addition, we granted CDC a warrant exercisable for up to 500,000 shares of our common stock at an exercise price of $3.50 per share. As a result of the anti-dilution provisions of the CDC warrant and the pricing of our October 2005 public offering, the conversion price of the CDC warrant is now $2.91. The warrant expires after the earlier of: (i) 5:00 p.m. Eastern Time on the second anniversary of the approval by the FDA of the first NDA relating to ONSOLIS® (which will be July 16, 2011); (ii) the closing of a sale of all or substantially all of our assets or the acquisition of our company by another entity by means of merger or other transaction as a result of which our stockholders immediately prior to such acquisition possess a minority of the voting power of the acquiring entity immediately following such acquisition, or (iii) any liquidation or winding up of our company. We also issued to CDC a warrant to purchase 904,000 shares of our common stock in connection with the May 2006 amendment to the CDLA. Such warrant is exercisable at $3.00 per share and also expires on July 16, 2011. All of the shares of common stock issued to CDC (as well as the shares underlying CDC’s warrants) as described above have been registered with the SEC.

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

We are presently in discussions with CDC and an assignee of CDC’s royalty rights relating to the interpretation of a provision of the CDLA calling for adjustments to the royalty owed to CDC based on the pricing of competitive products to ONSOLIS®. Based on our ongoing discussions, we anticipate a fair and reasonable resolution of this matter in the foreseeable future.

Research and Development

The significant majority of our research and development relating to our BEMA® technologies is conducted through third parties in collaboration with us.

Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct and third party development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to non-clinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. For the years ended December 31, 2010, 2009 and 2008, we spent approximately $10.6 million, $10.4 million and $10.9 million, respectively, on research and development expenses, and such expenses represented approximately 56%, 50% and 60%, respectively, of our total operating expenses for such fiscal years. Meda has reimbursed approximately $0.7 million, $2.8 million and $2.7 million of our research and development expenses for the years ended December 31, 2010, 2009 and 2008, respectively. These reimbursements represent approximately 7%, 27% and 25% of our total research and development costs for such fiscal years. During the year ended December 31, 2010, a relatively small portion of our research and development expense is related to BREAKYL™, which is reimbursed by Meda. Most of our research and development expense is related to BEMA® Buprenorphine.

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

Below are some examples of companies seeking to develop potentially competitive technologies, though the examples are not exhaustive. Many of these entities have significantly greater research and development capabilities than do we, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ research, financial, marketing, manufacturing and other resources. Such potential competitive technologies may ultimately prove to be safer, more effective, or less costly than any product candidates that we are currently developing or may be able to develop. Additionally, our competitive position may be materially affected by our ability to develop or successfully commercialize our drugs and technologies before any such competitor. Other external factors may also impact the ability of our products to meet expectations or effectively compete, including pricing pressures, healthcare reform, and other government interventions.

There have been a growing number of companies developing products utilizing various thin film drug delivery technologies. While numerous over-the-counter pharmaceutical products have been brought to market in thin film formulations, few containing prescription products have been introduced in the U.S. The first such products to receive FDA approval were ONSOLIS® (BDSI/Meda) and Zuplenz (MonosolRx/Strativa). Leading companies in the development and manufacture of thin film technologies include LTS Lohmann Therapie-Systeme AG, ARx LLC and MonoSol Rx – though each has been focused on oral dissolvable thin films, and not mucoadhesive films, which are designed to facilitate more rapid transmucosal drug delivery. Included among the companies which we believe are developing potentially competitive thin-film technologies to BEMA® or BEMA® products include: Auxillium (NASDAQ:AUXL), a specialty pharmaceutical company, who through a licensing agreement with PharmaForm is developing products for the management of acute and chronic pain using their transmucosal film technology; MonoSol Rx, a specialty pharmaceutical company developing and commercializing thin-film pharmaceutical and over-the-counter products using its PharmFilm® technology; and ULURU Inc. (AMEX:ULU), which utilizes their OraDisc™ mucoadhesive film technology to deliver drugs transmucosally.

In addition, a number of companies are developing improved versions of existing products using oral dissolving, nasal spray, inhaled and other drug delivery technologies. We believe that potential competitors are seeking to develop and commercialize technologies for buccal, sublingual or mucosal delivery of various therapeutics or groups of therapeutics. While our information concerning these competitors and their development strategy is limited, we believe our technology can be differentiated because the BEMA® technology provides for a rapid and consistent delivery of each dose based on how the BEMA® technology adheres to the buccal membrane and dissolves over a predetermined rate. Our clinical trials have demonstrated that the BEMA® technology is an effective means of drug delivery that is well tolerated and offers convenience to patients.

For ONSOLIS®, in the breakthrough cancer pain area, the principal competitor remains Cephalon, Inc. (NASDAQ:CEPH). In 2009, the overall market for transmucosal fentanyl products for breakthrough pain totaled $375 million in the U.S. The transmucosal fentanyl class has faced significant challenges following safety issues stemming from inappropriate use of Cephalon’s Fentora® and the subsequent “Dear Doctor” letter (Cephalon Press Release, September 2007), a significant decline in sales promotion activity and the FDA’s rejection of an expanded indication for Fentora®. Furthermore, the FDA has required that a Risk Evaluation and Mitigation Strategy, or REMS, be required for all transmucosal fentanyl products. The REMS requirement includes education, healthcare provider and patient registration, and other elements to assure safe use. The FDA has the authority to remove from the market products that do not abide by the mandated REMS. In order for ONSOLIS® to be approved and launched, a REMS program needed to be accepted by FDA and put in place prior to launch. Despite this requirement, as of the date of this Report, the FDA has not reached agreement with Cephalon on a REMS program for Fentora® or Actiq®, which had an October 2009 action date. In December of 2010, Meda submitted to FDA a new REMS program which provides broader access to ONSOLIS® through retail pharmacies and reduces some of the burdens placed on prescribers. We anticipate approval and implementation of this “retail” REMS in mid-2011. This new REMS program follows the guidelines provided by FDA in November, 2010, to all companies that are or will be marketing fast acting fentanyl products in the future, thereby providing for a level playing field. We anticipate all fast-acting fentanyl products that are currently in the marketplace without a REMS will come into compliance with the new FDA mandated program during 2011.

Cephalon’s first product for the breakthrough cancer pain indication was Actiq® (oral transmucosal fentanyl citrate) which generated $49 million in sales in 2010. Total sales for generic versions of Actiq®, available from Covidien and Watson Pharmaceuticals, totaled $172 million over the same period. Fentora® utilizes an effervescent tablet which is administered buccally. Fentora® was approved and launched in late 2006 and generated $153 million in sales in 2010.

In December 2008, Prostrakan Group plc (LSE: PSK) announced receipt of marketing authorization from the German regulatory authorities for their fentanyl sublingual tablet (under the brand name Abstral®) which was subsequently launched in a number of countries. Abstral was licensed from Orexo AB. Prostrakan announced in July 2008, that its licensing agreement with Orexo would be extended to include North America. Prostrakan is a specialty pharmaceutical company headquartered in Scotland and employees approximately 300 people in its operations. Prostrakan entered the U.S. market in 2008 following the approval of Sancuso®, a transdermal patch for the prevention of chemotherapy-induced nausea and vomiting. Sancuso® was launched with a newly created U.S. sales force of approximately 70 representatives established in collaboration with NovaQuest (partnering group of Quintiles). In the U.S., Abstral® was submitted to FDA for review in August 2009, and in January 2010, Abstral was approved by the U.S. FDA. Prostrakan expects to launch Abstral® under a Risk Evaluation and Mitigation Strategy (REMS) in the first quarter of 2011.

In the U.S., additional products are under development or FDA review utilizing other delivery technologies to administer fentanyl. These products include intranasal (PecFent®, Archimedes), a fentanyl sublingual spray formulation from INSYS Therapeutics, a dry inhaled powder formulation of fentanyl (Fentanyl TAIFUN, Akela) and an orally dissolving film referred to as Fastanix from NAL Pharmaceuticals. Other potent pain products are also in development, including AcelRx Pharmaceuticals with a nano-tab drug/device delivery system containing sufentanil for the treatment of breakthrough pain. This product, ARX-02, is in Phase 2 clinical trials. While we have limited information regarding these potential competitors and their development status and strategy, we believe that our technology may be differentiated because unlike these potential competitors, ONSOLIS® has a predefined residence time on the buccal membrane providing for consistent drug delivery from dose to dose. We believe that all of the competitive formulations of fentanyl will have intra-dose variability, meaning the patient may not get the same response each time the product is administered. In addition, it is our belief that the other competitive products may potentially have tolerability issues and a higher level of abuse based on how they are delivered.

The chart below lists products or products in development that we believe may compete directly with ONSOLIS®.

Product	Company	Description	Status

Actiq® (oral transmucosal fentanyl citrate)	Cephalon/Generics	Fentanyl lozenge	Marketed (generics available)

Fentora® (fentanyl buccal tablet)	Cephalon	Effervescent buccal tablet	Marketed

Abstral® (fentanyl sublingual tablet)	Prostrakan	Sublingual tablet	Approved (U.S., E.U.)

PecFent®	Archimedes	Nasal spray	Approved (E.U.); Pending approval (U.S.)

Fentanyl SL Spray	INSYS Therapeutics	Sublingual spray	Phase 3 (U.S.)

Fentanyl TAIFUN®	Akela/Janssen (EU)/ Teikoku Seiyaku (Japan)	Dry powder Inhaler	Phase 3 (U.S., Japan)

Fastanix/NAL 1239	NAL Pharmaceuticals	Orally dissolving film	Phase 2 (U.S.)

ARX-02	AcelRx Pharmaceuticals	Nanotab containing sufentanil	Phase 2 (U.S.)

In Europe, the total market for transmucosal fentanyl products continues to grow with the availability of new formulations. Multiple formulations of fentanyl have recently been approved and launched in Europe for the treatment of breakthrough cancer pain, including Abstral, Effentora, and Instanyl (intranasal fentanyl spray). Sales of transmucosal fentanyl products grew 37% to a total of $137 million in the twelve month period ending September 2010. More recently, PecFent (fentanyl nasal spray) and BREAKYL™ (fentanyl buccal film) received marketing authorization from E.U. regulatory authorities.

In addition to direct competitors, there are other factors that impact the market for transmucosal fentanyl products and pain products in general. The significant pricing pressures and the prospect of healthcare reform (including reimbursement and third party payment) in the U.S. and other regions are likely to have increasing influence on the pharmaceutical market, including pain products. Additionally, the increasing number of FDA imposed REMS programs results in added barriers for branded products but may also make the availability of generics less appealing since most REMS, including that required for ONSOLIS®, will require additional expenses and resources to implement effectively. We expect that REMS programs are likely to play a widespread role in the area of pain management.

A number of products may be competitors to BEMA® Buprenorphine that we are developing for the treatment of chronic pain. A potential focus will be to position BEMA® Buprenorphine as a step up from NSAIDs —instead of or prior to Schedule II narcotics. Indications for such use include pain associated with lower back and severe arthritis conditions. Marketed competitors for these indications include Tramadol (Ultram® ER from PriCara and Ryzolt® from Purdue) and the potent opioids such as Opana® from Endo, OxyContin® from Purdue, Avinza® from King Pharmaceuticals, Kadian® from Actavis and Duragesic® from Johnson & Johnson. Other competition includes multiple new chemical entities in clinical development with different mechanisms of action as well as various combination formulations. We also believe that other companies may be exploring the use of buprenorphine in other delivery technologies, though we believe such products lag significantly behind BEMA® Buprenorphine.

Additionally, “abuse deterrent” formulations of pain products are currently being marketed, in clinical development or under FDA review. These formulations, such as Embeda®, Remoxy® and Acurox® (King Pharmaceuticals) use a variety of technologies to try and minimize abuse. The first abuse deterrent products have recently been approved and are likely to play an increasingly important role in prescribing, potentially even replacing the original product. An advantage of BEMA® Buprenorphine is that the compound, buprenorphine, may be inherently less likely to cause abuse and addiction given the lower propensity for the product to cause euphoria. Other products using buprenorphine are under clinical investigation and utilize nasal or transmucosal delivery systems. Should these products make it to market, they may potentially compete with BEMA® Buprenorphine.

The first buprenorphine formulation for the treatment of chronic pain was approved in 2010. Purdue Pharmaceuticals received FDA approval for Butrans™ (buprenorphine transdermal system) in July. Butrans™ is indicated for the management of moderate to severe chronic pain and delivers buprenorphine transdermally (through the skin) over a period of seven days. The approval of Butrans™ signaled the interest and approvability of new formulations of buprenorphine and will help to establish the value of the molecule prior to the availability of a BEMA® formulation. It is our view that the flexibility of dosing with a BEMA® formulation and ease of use will make it a preferred formulation for a significant number of patients with chronic pain conditions. Butrans™ was launched in early 2011. While limited information is available, other formulations of buprenorphine may also be in early stages of development for the treatment of pain.

A higher dose version of BEMA® Buprenophine combined with naloxone is being developed for the treatment of opioid addiction. The main competitor is Suboxone, a sublingual tablet and film formulation of buprenorphine combined with the abuse deterrent agent naloxone. Sales of Suboxone, and a formulation without the abuse deterrent agent naloxone (Subutex), achieved sales in excess of $1 billion in the U.S. in 2010, and sales continue to grow steadily. The sublingual film formulation of Suboxone was approved in August 2010, and at the end of 2010, the market volume share was 25%, which we believe is suggestive of the market interest in alternative formulation of buprenorphine/naloxone. A BEMA® formulation of buprenorphine/naloxone has significant appeal given its enhanced delivery (i.e. greater drug absorption) of buprenorphine, improved convenience secondary to faster dissolution time in the oral cavity and lack of taste issues. While limited information is available, other formulations of buprenorphine may also be in early stages of development for the treatment of opioid dependence, including a subcutaneous depot delivery system from Titan Pharmaceuticals, a transmucosal formulation from Orexo, an oral capsule from Nanotherapeutics, and outside the U.S., a sublingual tablet from Aoxing Pharmaceutical Company.

Numerous products are marketed for the prevention of nausea and vomiting associated with chemotherapy and radiation, with the 5-HT3 receptor antagonists accounting for approximately three-quarters of antiemetic sales. There are several marketed 5-HT3 receptor antagonists available, including Zofran (ondansetron), Kytril (granisetron), Anzemet (dolasetron) and Aloxi (palenosetron). In July 2010, the first thin film formulation of an antiemetic was approved. Zuplenz contains ondansetron in an oral soluble film formulation and is licensed to Strativa Pharmaceuticals. Zuplenz dissolves on the tongue without the need for water. Additional formulations of ondansetron are currently in various stages of clinical development including a sublingual dissolvable film (BA-030, Labtec/BioAlliance) and an extended release oral formulation (EUR-1025, Eurand). The first transdermal formulation of an antiemetic, Sancuso (granisetron), was approved in 2008 and is marketed by ProStrakan. In addition, there are several alternative formulations of granisetron currently in clinical development, including subcutaneous (APF-530, AP Pharma), sublingual spray (Zensana, Hana BioSciences/Strativa) and intranasal (Archimedes).

Bioral® Technology

While many development activities are conducted within private companies, and therefore we cannot know what research or progress has actually been made, we are not aware of any other drug delivery technology that, like our Bioral® technology, uses a naturally occurring drug delivery vehicle or carrier that can be used to simultaneously address two important clinical goals: oral delivery of drugs that normally require injection and targeted cell delivery once the drug is in the body.

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

Specific to Bioral® Amphotericin B, competitors may include currently marketed liposomal amphotericin B products, such as AmBisome® from Astellas and Abelcet® from Sigma Tau Pharmaceuticals Inc. However, neither formulation is available in a dosing form that allows for oral administration. iCo Therapeutics Inc. is evaluating an oral formulation of amphotericin B, referred to as iCo-009, under an exclusive option from the University of British Columbia. This product is a lipid-based reformulation of amphotericin B for oral administration. Previously, iCo Therapeutics announced results of an animal study showing plasma levels of amphotericin B following oral administration of iCo-009. In 2009, iCo Therapeutics published the results of a study showing inhibition of the parasite responsible for Visceral Leishmaniasis, and in September 2010 the product was granted orphan drug status for that indication.

A potential differentiating factor is that we believe that our technology may have cell-targeted delivery attributes as well. While we have limited information regarding these potential competitors and their development status and strategy, we believe that our technology may be differentiated because unlike potential competitors, we seek to use our cochleate to encapsulate the therapeutic to achieve drug delivery into the interior of the cells such as inflammatory cells.

Licenses, Intellectual Property and Proprietary Information

Our intellectual property strategy is intended to maximize the protection afforded to our proprietary information, technologies and to expand our portfolio of patents, trademarks, license agreements, trade secrets, proprietary rights and any opportunities we might pursue. However, our interest in our intellectual property is subject to and burdened by various royalty payment obligations and by other material contractual or license obligations.

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

BEMA® Technology

The mucoadhesive erodible drug delivery device technology space is congested, although we do not believe that our BEMA® products are in conflict with, dominated by, or infringing any external patents, and we do not believe that we require licenses under external patents for our BEMA® based products in the United States. It is possible, however, that a court of law in the United States or elsewhere might determine otherwise. If a court were to determine that we were infringing other patents and that those patents were valid, we might be required to seek one or more licenses to commercialize our products or technologies. We may be unable to obtain such licenses from the patent holders. If we were unable to obtain a license, or if the terms of the license were onerous, there may be a material adverse effect upon our business plan to commercialize these products. This potentiality exists in our present litigation with MonoSol Rx. MonoSol Rx claims that the confidential and trade secret manufacturing process for ONSOLIS® infringes their patented manufacturing process for thin films. We strongly deny their claims. In addition, we believe that the manufacturing processes for our product candidates, including BEMA® Buprenophine, do not infringe MonoSol’s patents, at least because they do not meet the limitations of the claims of MonolSol’s patents.

We have been granted non-exclusive license rights, under certain conditions, to European Patent No. 0 949 925, controlled by LTS to market ONSOLIS® and BEMA® Buprenorphine within the countries of the European Union. We do not believe that we require licenses under any other patents for our BEMA®-based products in Europe, however, freedom to operate searches and analyses are ongoing. We have not conducted freedom to operate searches and analyses for our other proposed products.

On March 1, 2011, we were granted a patent extending the exclusivity of the BEMA® drug delivery technology in Canada to 2027. The Canadian Patent No. 2,658,585 provides additional patent protection for ONSOLIS® and BEMA® Buprenorphine.

We own various patents and patent applications relating to the BEMA® technology. US 6,159,498 (expiration date October 2016), US 7,579,019 (expiration date January 22, 2020, Canadian Patent No. 2,658,585 (expiration date July 2027) and EP 0 973 497 (expiration date October 2017) are of particular value to our business and technology platform relating to the BEMA® delivery technology. On February 16, 2010, we filed a complaint with the United States Federal District Court for the District of Columbia, requesting the United States Patent and Trademark office be required to further extend the patent term for US 7,579,019 from 835 days to 1,191 days. In March 2011, we prevailed in this case, and the patent expiration date of US 7,579,019 is now extended from January 31, 2019 to January 22, 2020.

We maintain our manufacturing processes for our BEMA® products and product candidates as trade secrets. In terms of patents relating to manufacturing of mucoadhesive erodible drug delivery devices, we are aware of a number of patents held by MonoSol Rx, including the asserted US Patent No. 7,824,588 and recently granted US Patent No. 7,897,080. Based on our examination of these patents, we do not believe our manufacturing processes infringe MonoSol’s patents.

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

Certain portions of the development of our cochleate technology were supported by funding from the United States government. This support provides the United States government certain rights in technologies developed solely by government employees. We believe to the extent the United States government would have rights in technologies developed under our agreements we may need to obtain a license, likely royalty bearing, relating to the United States government’s rights in the technology. Rights to negotiate a license to any United States government are provided for in our agreements.

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

With respect to trademarks, “BDSI®,” “BEMA®” and “Bioral®” are registered trademarks of BioDelivery Sciences International, Inc. ONSOLIS® and BREAKYLTM are registered trademarks of Meda Pharmaceuticals, Inc.

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

ONSOLIS®

Effective October 17, 2005, we entered into an agreement with Aveva pursuant to which Aveva will supply ONSOLIS® to us for clinical trials and commercial sale. Under the terms of this agreement, Aveva will be the sole supplier of ONSOLIS® for the United States and Canada. In the second half of 2010, certain equipment and regulatory issues at Aveva led to the temporary stoppage of manufacturing of all products at that site, including ONSOLIS®. This temporary stoppage has delayed the Canadian launch of ONSOLIS®. Full production of ONSOLIS® resumed in November 2010 and presently we anticipate that launch stocks of ONSOLIS® should be available for market release in Canada in late March or April of 2011. As of the date of this Report, the issues at Aveva are not expected to have an impact on the U.S. supply of ONSOLIS®, but any additional unanticipated interruptions, coupled with potential expirations of existing stock, could impact U.S. supply of ONSOLIS®.

Effective December 15, 2006, we entered into a Process Development Agreement with LTS Lohmann Therapie-Systeme AG (LTS) pursuant to which LTS will undertake process development and scale-up activities and supply ONSOLIS® to us for clinical trials in Europe. Under the terms of this agreement, LTS is anticipated to be the sole supplier of ONSOLIS® for clinical trials and commercial distribution within the European Union.

BEMA® Buprenorphine

Effective February 8, 2008, we entered into a Process Development Agreement with LTS pursuant to which LTS will undertake process development and scale-up activities and supply BEMA® Buprenorphine product to us for clinical trials. Under the terms of this agreement, LTS is the exclusive manufacturer of BEMA® Buprenorphine. In the event that the parties cannot agree on terms of a supply agreement, the exclusive manufacturing right shall terminate. Further, under the agreement LTS has granted a license to European Patent No. 0 949 925 in regard to ONSOLIS® in the European Union.

For our other product candidates currently in development, we intend to outsource manufacturing to third-party manufacturers, in compliance with FDA and other international regulatory agencies’ applicable Good Manufacturing Practices. We are currently seeking manufacturing partners for certain of our products and formulations and believe that such commercial manufacturing arrangements are likely to be available to us. We are also routinely seeking back up manufacturers to our current agreements.

We have and intend to purchase component raw materials from various suppliers. If our intended products near market introduction, we intend to seek multiple suppliers of all required components although there may not actually be more than one at that time.

Sales and Marketing

Following, and assuming, completion of clinical development and regulatory approval for each proposed product, we will pursue one of several approaches (or a combination thereof) for marketing and selling our products. These include licensing the products to appropriate partners so that they can market and distribute the products for us, co-promotions where we would share in the sales promotion, use of contract sales organizations, or use of our own yet-to-be-constituted sales organization. We have already implemented this strategy with regard to our lead product, ONSOLIS®/ BREAKYL™ with our licensing agreements with Meda (world-wide except Taiwan and South Korea), Kunwha Pharmaceutical Co., Ltd. (South Korea) and TTY Biopharm Co., Ltd. (Taiwan). In the longer-term, we will consider the possibility of becoming a fully-integrated pharmaceutical company capable of selling our own products in specialty pharmaceutical markets such as through pain specialists and oncologists, while leaving promotional responsibilities for the large primary care audiences with partners.

European Union

In September 2006, we secured an exclusive licensing and supply agreement with Meda for the commercialization rights for BEMA® Fentanyl in the European Union. Under the terms of the agreement, we granted Meda rights to the European development and commercialization of BEMA® Fentanyl (which will be marketed in Europe under the tradename BREAKYL™), in exchange for an upfront fee paid to us, certain milestone payments and double-digit royalties to be received by us on product sales. Payments included a $2.5 million payment upon execution of the agreement and a $2.5 million payment upon completion of clinical requirements for a European marketing application, both of which have been achieved. Additional milestones include a $2.5 million payment upon the first national marketing authorization and an additional $2.5 million at the time of the first commercial sale. Both are anticipated to occur in 2011. Meda manages the clinical development and regulatory process in Europe and will exclusively market BREAKYL™.

BREAKYL™ received marketing authorization from the European regulatory authorities in October 2010. Progress continues toward preparations for the launch of BREAKYL™ in Europe, which will follow national marketing authorization approvals and will enable commercial sales in each of the twenty-five individual E.U. countries. Meda has focused activities in the E.U. on gaining thoughtleader input and building support through the use of advisory boards and other medical meetings. Data has also been presented at some of the important European medical conferences.

North America

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

ONSOLIS ® was commercially launched in the United States in mid-October 2009 following approval by the FDA in July 2009. ONSOLIS® commercial efforts are being supported by a therapeutic specialty sales force assembled by Meda Pharmaceuticals to target Oncologists and Pain Management Specialists treating cancer breakthrough pain. A specialty sales force consisting of highly experienced and well trained sales representatives promote ONSOLIS® to target healthcare providers. These individuals are supported by several internal functions at Meda including Marketing, Medical Affairs and Managed Care personnel. Sales efforts are supported through marketing activities, which include journal advertising in select oncology and pain management medical journals, trade show exhibits, medical education, symposia, webcasts and peer selling programs. A strategy is also in place to include electronic and internet promotional activities. Sales representatives have numerous materials available for healthcare providers and their patients to support education on breakthrough cancer pain and the use of ONSOLIS®.

Meda is also responsible for the management of a Risk Evaluation and Mitigation Strategy, or REMS, program for ONSOLIS®. FDA has mandated that a REMS be required for all transmucosal fentanyl products. The REMS requirement includes education, healthcare provider and patient registration, and other elements to assure safe use. The FDA has the authority to remove from the market products that do not abide by the mandated REMS. In order for ONSOLIS® to be approved and launched, a REMS program needed to be accepted by FDA and put in place prior to launch. Despite this requirement, as of the date of this Report, the FDA has not reached agreement with Cephalon on a REMS program for Fentora® or Actiq®, which had an October 2009 action date. As a result, there remains an unlevel competitive environment which has impeded sales and marketing efforts in support of ONSOLIS®.

In December of 2010, Meda submitted a new REMS program which provides broader access to ONSOLIS® through retail pharmacies and reduces some of the administrative burdens placed on prescribers. We anticipate approval and implementation of this “retail” REMS by mid-2011. This new REMS program follows the guidelines provided by FDA in November, 2010, to all companies that are or will be marketing fast acting fentanyl products in the future thereby providing for a level playing field. We anticipate all fast-acting fentanyl products that are currently in the marketplace without a REMS will come into compliance with the new FDA mandated program during 2011.

ONSOLIS® was approved by the Canadian regulatory authorities in May 2010, and is the first product approved in Canada for the management of breakthrough cancer pain. ONSOLIS® will be marketed in Canada by Meda Valeant Pharma Canada Inc., a joint venture between Meda and Valeant Canada Limited. ONSOLIS® is expected to be launched in Canada in the second quarter of 2011.

Additional Territories

On January 2, 2009, we entered into amendments to our agreements with Meda to grant Meda worldwide commercialization rights for ONSOLIS®/BREAKYL™ with the exception of Taiwan and South Korea. The sales royalties to be received by us will be the same for all territories as agreed to for Europe. In addition, various terms of our European Union agreement with Meda have been modified to reflect the rights and obligations of both us and Meda in recognition of the expansion of the scope of such agreement. We and Meda have also modified several terms of the related ONSOLIS® Supply Agreement, dated September 5, 2007, to reflect the changes in the territorial scope of the expanded territory definition of the European Union agreement.

In 2010, licensing agreements were secured in Taiwan and South Korea providing the opportunity for commercialization in all territories globally. In May 2010, we announced a commercial partnership with Kunwha Pharmaceutical Co., Ltd., for the exclusive rights to develop and commercialize ONSOLIS® in the Republic of Korea. The agreement results in potential milestone payments of up to $1.275 million, which included the upfront payment of $0.3 million and royalties based on net sales. In October 2010, a commercial partnership with TTY Biopharm Co., Ltd., was announced, providing commercialization rights for Taiwan. This agreement results in potential milestone payments of up to $1.3 million along with royalties based on sales and included an upfront payment of $0.3 million.

We believe that utilizing a commercial partner with a strong U.S. and E.U. presence, along with a global reach, is allowing us to competitively launch ONSOLIS®/BREAKYL™ without the burden associated with a significant increase in expenditures or headcount otherwise associated with a commercial launch of a first product. Additionally, we believe our commercial partnerships with Meda and others will allow internal efforts to be focused on the development of our pipeline of products.

Government Regulation

The nonclinical and clinical development, manufacturing and marketing of any product which we formulate with our licensed Bioral® or BEMA® technology as well as our related research and development activities, are subject to significant regulation for safety, efficacy and quality by governmental authorities in the United States and other countries. We anticipate that these regulations will apply separately to each drug product and that complying with these regulations will involve a considerable level of time, expense and uncertainty.

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

The steps required before a pharmaceutical agent may be marketed in the United States include:

1.	Small scale manufacturing of the agent and laboratory and nonclinical tests for safety;

2.	The submission to the FDA of an IND which must become effective before human clinical trials can commence;

3.	Larger scale manufacturing of the agent and clinical trials to characterize the efficacy and safety of the product in the intended patient population;

4.	The submission of an NDA or Biologic License Application to the FDA; and

5.	FDA approval of the NDA or Biologic License Application prior to any commercial sale or shipment of the product.

In addition to obtaining FDA approval for each product, each product-manufacturing establishment must be registered with, and approved by, the FDA. Manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s Good Manufacturing Practices for products, drugs and devices.

Nonclinical Trials

Nonclinical testing includes laboratory evaluation of chemistry and formulation, as well as tissue culture and animal studies to assess the safety and potential efficacy of the investigational product. Nonclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. Nonclinical testing is inherently risky and the results can be unpredictable or difficult to interpret. The results of nonclinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials. Unless the FDA places a clinical hold on an IND, clinical studies may begin thirty (30) days after the IND is submitted.

We have relied and intend to continue to rely on third party contractors to perform nonclinical trials.

Clinical Trials

Clinical trials involve administration of the investigational product to healthy volunteers or to patients under the supervision of a qualified investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA prior to its conduct. Further, each clinical study must be conducted under the auspices of an independent, institutional review board. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The drug product used in clinical trials must be manufactured according to Good Manufacturing Practices.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap and not all phases may be necessary when developing investigational products that will utilize the FDA’s 505(b)(2) approval process. In Phase 1, the initial introduction of the investigational product into healthy human subjects, the drug is tested for safety (adverse side effects), absorption, metabolism, bio-distribution, excretion, food and drug interactions, abuse potential as well as limited measures of pharmacologic effect. Phase 2 is the proof of principle stage and involves studies in a limited patient population in order to:

•	assess the potential efficacy of the product for specific, targeted indications;

•	identify the range of doses likely to be effective for the indication; and

•	identify possible adverse events and safety risks.

When there is evidence that the product may be effective and has an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to establish the clinical efficacy and safety profile of the product within a larger population at geographically dispersed clinical study sites. Phase 3 frequently involves randomized controlled trials and, whenever possible, studies are conducted in a manner so that neither the patient nor the investigator knows what treatment is being administered. We, or the FDA, may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks.

We intend to rely upon third party contractors to advise and assist us in the preparation of our INDs and the conduct of clinical trials that will be conducted under the INDs. Multiple non-clinical studies were conducted with Bioral® Amphotericin B and one clinical study was done in 2008. For BEMA® Buprenorphine, one human pharmacokinetic study was conducted in 2006, a second in 2008, a Phase 2 efficacy/safety study was performed in 2009, and two human pharmacokinetic studies were conducted and a Phase 3 efficacy/safety study was initiated in 2010. We expect that additional clinical studies in healthy subjects and patients will be performed with BEMA® Buprenorphine, BEMA® Buprenorphine/Naloxone and BEMA® Granisetron in 2011.

New Drug Application and FDA Approval Process

The results of the pharmaceutical and manufacturing development work, nonclinical studies and clinical studies are submitted to the FDA in the form of a New Drug Application (NDA) for approval to market and sell the product. The testing and approval process is likely to require substantial time and effort. In addition to the results of nonclinical and clinical testing, the NDA applicant must submit detailed information about chemistry, manufacturing and controls that will describe how the product is made, packaged, labeled, and tested through the manufacturing process. The manufacturing process continues to develop throughout the period of clinical trials such that at the time of the NDA, it has been demonstrated that there is control of the process and the product can be made consistently at commercial scale.

The NDA review process involves FDA investigation into the details of the manufacturing process, as well as the design and analysis of each of the nonclinical and clinical studies. This review includes inspection of the manufacturing facility, the data recording process for the clinical studies, the record keeping at a sample of clinical trial sites, and a thorough review of the data collected and analyzed for each nonclinical and clinical study. Through this investigation, FDA reaches a decision about the risk-benefit profile of a product candidate. If the benefit outweighs the risk, FDA begins negotiation with the company on the content of an acceptable package insert and associated REMS plan if required.

The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. Consequently, there is a risk that approval may not be granted on a timely basis, if at all. The FDA may deny approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing (Phase 4) and surveillance to monitor the safety of a company’s product if it does not believe the NDA contains adequate evidence of the safety and efficacy of the drug. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or health problems are identified that would alter the risk-benefit analysis for the product. Post-approval studies may be conducted to explore the use of the product for new indications or populations such as pediatrics.

Among the conditions for NDA approval is the requirement that any prospective manufacturer’s quality control and manufacturing procedures conform to Good Manufacturing Practices and the specifications approved in the NDA. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of quality control and quality assurance to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies. Additionally, in the event of non-compliance, FDA may issue warning letters and/or seek criminal and civil penalties, enjoin manufacture, seize product, or revoke approval.

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

In the case of ONSOLIS®, FDA determined that based on risks associated with existing oral transmucosal fentanyl products, Fentora® and Actiq®, that a REMS requirement should be imposed on the category. Notice of this need was first communicated to us in a Complete Response letter in August 2008. ONSOLIS® was approved with a REMS Program in July 2009. The goals of the ONSOLIS® REMS Program are to help ensure proper patient selection; avoid use of ONSOLIS® in opioid non-tolerant patients; reduce the risk of exposure to ONSOLIS® in persons for whom it was not prescribed; and to train prescribers, pharmacists, and patients about proper dosing and administration. The REMS requires dispensing of a Medication Guide with each prescription, healthcare provider and pharmacy education, and a patient/physician registry. The REMS program remains an integral part of ONSOLIS® commercialization. In December of 2010, a new REMS program was submitted to FDA which provides broader access to ONSOLIS® through retail pharmacies and reduces some of the administrative burdens placed on prescribers by the original REMS program. We anticipate approval and implementation of this “retail” REMS by mid-2011. This new REMS program follows the guidelines provided by FDA in November, 2010 to all companies that are or will be marketing fast acting fentanyl products.

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

Historical Relationship with UMDNJ and Albany Medical College

In September 1995, our predecessor company entered into a license agreement with UMDNJ and Albany Medical College to be the exclusive worldwide developer and co-licensor of the cochleate technology, in conjunction with the Universities’ right to permit the use of the technology by non-profit organizations for research purposes on a non-commercial basis. Under the license agreement, we and the Universities have also jointly patented certain aspects of the cochleate technology. Pursuant to the license agreement, we agreed that each of the Universities would be issued an equity interest in our capital stock, originally equal to 2% of our outstanding capital stock. These arrangements were subsequently revised in December 2002. On December 16, 2002, we amended our license agreement with the Universities to provide for a decrease in the royalty payments to be paid to the Universities on sublicenses in consideration of an increase in the royalty on product sales and the issuance to the Universities of options to purchase shares of our common stock. As of December 31, 2010, UMDNJ owned 139,522 shares (which include shares issued under a research agreement) and Albany Medical College owned 2,222 shares of our common stock. There are no further requirements to provide either of the Universities any additional equity interests in our company. The license agreement grants us an exclusive license to the cochleate technology owned by these Universities and obligates us to pay a royalty fee on net sales of cochleate products. In October 2010, we made royalty payments to both UMDNJ and Albany Medical College in the amount of $0.06 million each, which were related to a 2004 licensing arrangement. No further royalty payments are owed to either of the Universities at this time.

In September 2009, we vacated our Newark research facility located at UMDNJ and terminated our relationship with Dr. Raphael Mannino, our former Chief Scientific Officer and the inventor of many of the patents directed to the cochleate technology. At that time, we also announced that we were in discussions with Dr. Mannino to potentially sublicense the Bioral® technology to Dr. Mannino or his affiliates for a specific and limited application of the Bioral® technology to develop certain therapeutics. To date, we have not concluded an agreement in this regard with Dr. Mannino and discussions have not progressed relating to any such agreement.

Employees

As of March 7, 2011, we have 20 full-time employees and 1 part-time employee. Fourteen are involved in our clinical development program and operations and seven handle our administration, accounting and information technology. Advanced degrees and certifications of our staff include four Ph.Ds, two Pharm.Ds and three CPAs. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our engineering and support our administrative functions. We consider relations with all of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at http://bdsi.com/SEC.php when such reports are available on the SEC website. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	RISK FACTORS

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

From our inception in January 1997 and through December 31, 2010, we have recorded significant losses. Our accumulated deficit at December 31, 2010 is approximately $72.2 million. As of December 31, 2010, we had negative working capital of approximately $3.1 million, including non-refundable deferred revenue of $12.5 million. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates and product concepts, obtain the required regulatory approvals and manufacture, market and sell our proposed products. We may be unable to achieve any or all of these goals.

Although we have generated licensing-related and other revenue to date, we have only recently begun to generate revenue from the commercial sales of an approved product — ONSOLIS® — and such revenue has been minimal to date due to the fact that ONSOLIS® has been adversely affected by a REMS program that has yet to be approved for the competitor products.

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

As a result of our current lack of financial liquidity, our auditors’ report for our 2010 financial statements, which are included as part of this Report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

Until we have a larger royalty revenue stream from ONSOLIS® and milestone payments from a partnership around BEMA® Buprenorphine, and perhaps even thereafter, we will likely need to raise additional capital to continue our operations from time to time, and our failure to do so would significantly impair our ability to fund our operations, develop our technologies and product candidates, attract commercial partners, retain key personnel or promote our products.

Our operations have been funded almost entirely by external financing. Such financing has historically come primarily from license and royalty fees, the sale of common and preferred stock and convertible debt to third parties, related party loans and, to a lesser degree, from grants and bank loans. At December 31, 2010, we had cash of approximately $18.2 million. We anticipate, based on our current proposed plans and assumptions relating to our operations (including the timetable of, and costs associated with, new product development) that our current working capital will be sufficient to satisfy our contemplated cash requirements through the third quarter of 2011, assuming that we do not accelerate the development of other opportunities available to us, engage in an extraordinary transaction or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements.

Depending on the timing of our certain potential commercial partnerships or financings, and given our anticipated cash usage and lack of significant revenues, we will likely need to raise additional capital in the future to fund our anticipated operating expenses and progress our business plans. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on our operations may make the raising of capital more difficult or impossible and may also result in a lower price for our shares.

We may have difficulty raising any needed additional capital.

We may have difficulty raising needed capital in the future as a result of, among other factors, our lack of material revenues from sales, as well as the inherent business risks associated with our company and present and future market conditions. Our business currently only generates a small amount of revenue from product sales, and such current sources of revenue will likely not be sufficient to meet our present and future capital requirements. Therefore, at least until we have a second product approved and have a second commercial partnership in place, given we plan to continue to expend substantial funds in the research, development and non-clinical and clinical testing of our drug delivery technologies and product candidates as well as on other strategic initiatives, we will likely require additional funds to conduct research and development, establish and conduct non-clinical and clinical trials, secure clinical and commercial-scale manufacturing arrangements and provide for marketing and distribution. If adequate funds are unavailable, we may be required to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs, product launches or marketing efforts, any of which may materially harm our business, financial condition and results of operations.

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

The Risk Evaluation and Mitigation Strategy (REMS) that the FDA required for ONSOLIS® has had, and may continue to have, the effect of slowing sales and marketing efforts for ONSOLIS®, which could impact our revenue from the product.

Because it contains the potent narcotic fentanyl, as part of its approval of ONSOLIS®, the FDA required that we and Meda put in place a detailed REMS. The REMS sets forth detailed procedures that seek to mitigate the risk of ONSOLIS® overdose, abuse, addiction and serious complications due to medication errors. These procedures have and will continue to place administrative burdens on our commercial partner Meda and potential prescribers of ONSOLIS®, which burdens could make it more difficult for Meda to market and sell ONSOLIS®. Meda’s compliance with the REMS has led and could continue to lead to lower than expected revenue generation and could make it more difficult for us to achieve our annual peak sales projections for ONSOLIS®, which projections may take longer than expected to achieve or may not be achieved at all. Since our royalty revenue from Meda is dependent on sales by Meda of ONSOLIS®, Meda’s inability to generate sales of this product would have a material adverse effect on our results of operations.

Moreover, as of the date of this Report, two products which compete directly with ONSOLIS®, namely Actiq® and Fentora® (each of which are marketed by Cephalon, Inc.), are currently being marketed without the requirement of compliance with a REMS. Instead, these products are currently marketed under a less onerous risk management plan that was in place prior to enactment of the 2007 legislation that granted FDA with REMS authorities. This condition currently puts ONSOLIS® at a material competitive disadvantage with these products, which may impact sales of ONSOLIS®. Additionally, two generic forms of Actiq® have been approved by the FDA and were commercially launched in 2010. We are not aware that the marketing of either of these products would be a subject to a REMS until such time that a REMS has been implemented and is in effect for Actiq®. This condition would also put ONSOLIS® at a potential material competitive disadvantage, which could impact Meda’s ability to sell ONSOLIS®.

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

We have been and expect to be significantly dependent on our collaborative agreements for the development, manufacturing and sales of our products and product candidates, which exposes us to the risk of reliance on the performance of third parties.

In conducting our research and development activities, we currently rely, and expect to continue to rely, on numerous collaborative agreements with third parties such as manufacturers, contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources. Key among these agreements is our U.S. and European commercialization agreements with Meda and our manufacturing development and supply agreements with Aveva or LTS relating to ONSOLIS® and with LTS relating to BREAKYL™ (the brand name for ONSOLIS® in Europe) and BEMA® Buprenorphine. The loss of, or failure to perform by us or our partners (who are subject to regulatory, competitive and other risks) under any applicable agreements or arrangements, or our failure to secure additional agreements for our product candidates, would substantially disrupt or delay our research and development and commercialization activities, including our in-process and anticipated clinical trials and commercial sales. Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation. This is particularly true with regard to our relationship with Meda, who is our worldwide (outside of Taiwan and South Korea) commercialization partner for our one approved product ONSOLIS®.

This risks associated with reliance on key third parties was demonstrated in 2010 when Aveva experienced certain adverse equipment and regulatory issues leading to the temporary stoppage of manufacturing of all products at that site, which left us exposed to delays in our and our partners’ commercial plans. Any future manufacturing interruptions or related supply issues could have a material adverse effect on our company.

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

We currently have a general liability/product liability policy which includes coverage for our clinical trials. Annual aggregate limits include $7 million with a $6 million limit per occurrence for general liability and $3 million with a $3 million limit per occurrence for product liability. Under, our agreements, Meda is required to carry comprehensive general product liability and tort liability insurance, each in amounts not less than $2 million per incident and US $10 million annual aggregate and to name us as an additional insured thereon. However, we or our commercial partners may be unable to obtain or maintain adequate product liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient assets to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us or our partners could have a material adverse effect on our business, financial condition and results of operations.

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

We are presently a party to a lawsuit by a third party who claims that our products, methods of manufacture or methods of use infringe on their intellectual property rights, and we may be exposed to these types of claims in the future.

We are presently and may continue to be exposed to litigation by third parties based on claims that our technologies, processes, formulations, methods, or products infringe the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in pharmaceutical patents is, in most instances, uncertain and highly complex. Any litigation or claims against us, whether or not valid, would result in substantial costs, could place a significant strain on our financial and human resources and could harm our reputation. Such a situation may force us to do one or more of the following:

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

With respect to our BEMA® delivery technology, the mucoadhesive erodible drug delivery device technology space is congested. There is a risk that a court of law in the United States’ or elsewhere could determine that ONSOLIS® or another of our BEMA® based products is in conflict with or covered by external patents. This risk presently exists in our litigation with MonoSol Rx, which was filed by MonoSol in November 2010, wherein MonoSol claims that our and our partners trade secreted manufacturing process for ONSOLIS® is infringing upon MonoSol’s patented manufacturing process. If the court in that case were to rule against us and our partners in that case, we could be forced to license technology from MonoSol or otherwise incur liability for damages, which could have a material adverse effect on our company.

We have been granted non-exclusive license rights to European Patent No. 949 925, which is controlled by LTS to market ONSOLIS® and BEMA® Buprenorphine within the countries of the European Union. We have not conducted freedom to operate searches and analyses for our other proposed products. Moreover, the possibility exists that a patent could issue that would cover one or more of our products, requiring us to defend a patent infringement suit or necessitating a patent validity challenge that would be costly, time consuming and possibly unsuccessful.

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

In addition, certain portions of the development of our cochleate technology were supported by funding from the United States government. This support provides the United States government certain rights in technologies developed solely by government employees. We believe to the extent the United States government would have rights in technologies developed under our agreements we may need to obtain a license, likely royalty bearing, relating to the United States government’s rights in the technology. Rights to negotiate a license to any United States government are provided for in our agreements.

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

Furthermore, these third party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or any other unforeseeable acts that may delay or limit production, which could leave our commercial partners, such as Meda, with inadequate supplies of product to sell, especially when regulatory requirements or customer demand necessitate the need for additional product supplies. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes, and the inability of third party manufacturers like Aveva to consistently supply quality product when required would have a material adverse effect on our ability to commercialize and sell our products.

This risks associated with reliance on key third manufacturers was demonstrated in 2010 when Aveva experienced certain adverse equipment and regulatory issues leading to the temporary stoppage of manufacturing of all products at that site, which impacted our and our partners’ commercial plans. Any future manufacturing interruptions or related supply issues could have an adverse effect on our company, including loss of sales and royalty revenue and claims by or against us or our partners for breach of contract.

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

Our research and development activities and the manufacture and marketing of our products and product candidates are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA or foreign regulatory clearance to market our proposed formulations and products, we will have to demonstrate that our formulations and products are safe and effective in the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

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

We rely, in large part, on drug delivery technologies that we have purchased from third parties such as QLT with respect to our BEMA® technology, and the University of Medicine and Dentistry of New Jersey with respect to our Bioral® technology. Although we have purchased the BEMA® technology from QLT, we may be unable to fulfill our remaining payment obligations under such agreement. The loss of our key technologies would seriously impair our business and future viability, and could result in delays in developing, introducing or maintaining our products and formulations until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the technology we license could prevent the implementation or impair the functionality of our products or formulation, delay new product or formulation introductions or injure our reputation. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments.

We compete with larger and better capitalized companies, and competitors in the drug development or specialty pharmaceutical industries may develop competing technologies or products which outperform or supplant our technologies or products.

Drug companies and/or other technology companies have developed (and are currently marketing in competition with us), have sought to develop and may in the future seek to develop and market mucosal adhesive, encapsulation or other drug delivery technologies and related pharmaceutical products which do and may compete with our technologies and products. Competitors have developed and may in the future develop similar or different technologies or products which may become more accepted by the marketplace or which may supplant our technology entirely. In addition, many of our current competitors are, and future competitors may be, significantly larger and better financed than we are, thus giving them a significant advantage over us.

We and our partners may be unable to respond to competitive forces presently in the marketplace (including competition from larger companies), which would severely impact our business. Moreover, should competing or dominating technologies or products come into existence and the owners thereof patent the applicable technological advances, we could also be required to license such technologies in order to continue to manufacture, market and sell our products. We may be unable to secure such licenses on commercially acceptable terms, or at all, and our resulting inability to manufacture, market and sell the affected products could have a material adverse effect on us.

Our marketed product and lead product candidates contain narcotic ingredients which are tightly regulated by federal authorities. The development, manufacturing and sale of such products are subject to strict regulation, including the necessity of risk management programs, which may prove difficult or expensive to comply with.

Our FDA approved product, ONSOLIS®, and our lead product candidates, BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone, contain tightly controlled and highly regulated narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. The FDA or the U.S. Drug Enforcement Administration, or DEA, currently impose and may impose additional regulations concerning the development, manufacture, transportation and sale of prescription narcotics. Such regulations include labeling requirements, the development and implementation of risk management programs, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. This is particularly true with respect to the REMS that FDA required for ONSOLIS®. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. Any such current or new regulations may be difficult and expensive for us and our manufacturing and commercial partners to comply with, may delay the introduction of our products, may adversely affect our net sales, if any, and may have a material adverse effect on our results of operations.

The DEA limits the availability of the active ingredients used in ONSOLIS® and certain of our product candidates and, as a result, our procurement quota may not be sufficient to meet commercial demand or complete clinical trials.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in our marketed product ONSOLIS® and in our lead product candidates BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone (fentanyl and buprenorphine, respectively) are listed by the DEA as Schedule II and III substances, respectively, under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled.

The DEA limits the availability of the active ingredients used in ONSOLIS®, BEMA® Buprenorphine, BEMA® Buprenorphine/Naloxone and potentially other of our product candidates and, as a result, our procurement quota of these active ingredients may not be sufficient to complete clinical trials or meet commercial demand. We must annually apply to the DEA for procurement quota in order to obtain these substances. The DEA may not establish procurement quota following FDA approval of an NDA for a controlled substance until after DEA reviews and provides for public comment on the labeling, promotion, risk management plan and other documents associated with such product. A DEA review of such materials may result in potentially significant delays in obtaining procurement quota for controlled substances, a reduction in the quota issued to us or an elimination of our quota entirely. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials, product launches or sales of products, which could have a material adverse effect on our business and results of operations.

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

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals and related laws, rules and regulations could materially harm our business, financial condition results of operations or stock price. Moreover, the passage of the Patient Protection and Affordable Care Act in 2010, and efforts to amend or repeal such law, has created significant uncertainty relating to the scope of government regulation of healthcare and related legal and regulatory requirements, which could have an adverse impact on sales of our products.

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

Our business involves environmental risks related to handling regulated substances which could severely affect our ability to conduct research and development of our drug delivery technology and product candidates.

In connection with our or our partners’ research and clinical development activities, as well as the manufacture of materials and products, we and our partners are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. We and our partners may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and clinical development, as well as the activities of our manufacturing and commercial partners, both now and in the future, may involve the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and narcotics. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources.

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

As of the date of this Report, our directors, executive officers and affiliated principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 29.29% of our outstanding common stock. These figures do not reflect any future potential exercise of common stock purchase warrants (including those issued to Laurus Master Fund, Ltd., CDC and others) into shares of common stock.

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

Dr. Frank O’Donnell, who is the Chairman of our board of directors and also is a substantial beneficial owner of our securities through Hopkins Capital Group II, LLC, has a financial interest in a number of other companies which have business relationships with us. These companies include Accentia, RetinaPharma Technologies, Inc. and Biotechnology Specialty Partners, Inc. We have entered into license agreements with Accentia and RetinaPharma International, Inc. with regard to proposed products incorporating our Bioral® technology. We have entered into a non-exclusive distribution agreement with Biotechnology Specialty Partners, Inc. In addition, William Poole, a director of our company, is also a director of Accentia, and James A. McNulty, our Chief Financial Officer, is employed on a part-time basis by Accentia. These relationships and agreements or any future agreements may involve conflicting interests between our interests, the interests of the other entities and such members of our management. The risks associated with potential conflicts of interests were evidenced recently in a settlement, announced in late December 2009, of a potential dispute between us and Accentia relating to the development of Emezine™.

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

We are authorized to issue 45 million shares of our common stock. As of March 7, 2011, there are 24,062,369 shares of common stock issued and 24,046,878 shares of common stock outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of outstanding options or warrants. To the extent such options (including options under our stock incentive plan) or warrants are exercised, the holders of our common stock may experience further dilution.

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

We have a material number of shares of common stock underlying securities of our company, the future sale of which could depress the price of our publicly-traded stock. As of March 7, 2011: (i) 4,576,465 shares of common stock are issuable upon exercise of outstanding stock options at a weighted average exercise price of $3.65 per share, and (ii) 5,273,921 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $4.13 per share. If and when these securities are exercised into shares of our common stock, our shares outstanding will increase. Such increase in our outstanding securities, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

Our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a change in our management team that stockholders may consider favorable.

Our certificate of incorporation, our amended and restated bylaws (which were adopted in 2010) and Delaware law contain provisions that may have the effect of preserving our current management, such as:

•	providing for a staggered board of directors, which impairs the ability of our stockholders to remove our directors at annual or special meetings of stockholders;

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	permitting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	requiring a super-majority vote of our stockholders to remove directors of our company; and

•	providing that our stockholders may only remove our directors for “cause” (as defined in our bylaws).

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

Item 1B.	Unresolved Staff Comments.

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2.	Description of Property.

Our executive offices are located in Raleigh, North Carolina. The lease, which commenced November 2007, for this approximately 5,500 square foot space has a term of approximately 63 months and base rent for this term is $589,454. Rent is payable in monthly installments, and is subject to yearly price increases and increases for our share of common area maintenance costs. The landlord for this space is HRLP Raleigh, L.P.. We believe this space is adequate as our principal executive office location.

Our finance and accounting offices are located in Tampa, Florida. We share this office space with Accentia and pay $2,848 on a monthly basis for approximately 981 square feet of office space occupied by our four full-time employees in this office.

Item 3.	Legal Proceedings.

On November 5, 2010, we received notice of a possible legal action against us for alleged patent infringement involving a third-party patent. The aforementioned legal action was filed by MonoSol Rx, LLC (“MonoSol”) in the Federal District Court of New Jersey on November 2, 2010, and we were formally served on January 19, 2011. MonoSol claims that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which we and our partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588). MonoSol also has made a claim of false marking as part of its compliant. Of note, the BEMA® technology itself is not at issue in the case, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured.

We refute as without merit MonoSol’s assertion of patent infringement, which relates to our confidential, proprietary manufacturing process for ONSOLIS®. We further refute MonoSol’s claim of false marking.

On February 23, 2011, we filed our initial answer in this case. In our answer, we stated that our position that our products, methods and/or components do not infringe MonSol’s patent because they do not meet the limitations of any valid claim of MonoSol’s patent.

Moreover, in our answer, we stated our position that MonoSol’s patent which is the subject of the case is actually invalid and unenforceable for failure to comply with one or more of the requirements of applicable U.S. patent law.

For these and other reasons, we intend to defend this case vigorously, and we are very confident that MonoSol’s claims will be rejected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the NASDAQ Capital Market under the symbol “BDSI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2010 and 2009, as reported by the NASDAQ Capital Market, is set forth below.

Quarterly Common Stock Price Ranges

Fiscal Year 2010, Quarter Ended:	High	Low
March 31, 2010	$4.31	$3.34
June 30, 2010	$4.21	$2.13
September 30, 2010	$3.00	$2.20
December 31, 2010	$3.70	$2.67

Fiscal Year 2009, Quarter Ended:	High	Low
March 31, 2009	$3.86	$2.42
June 30, 2009	$8.29	$3.29
September 30, 2009	$7.25	$4.23
December 31, 2009	$5.25	$3.82

As of March 7, 2011, we had approximately 153 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future .

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our Amended and Restated 2001 Incentive Plan as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	4,311,539	$3.65	898,058
Equity compensation plans not approved by security holders	—	—	—
Total	4,311,539	$3.65	898,058

As our Amended and Restated 2001 Incentive Plan is set to expire in 2011, we plan to present a new incentive plan for approval by our stockholders at our 2011 annual meeting of stockholders.

Stock Performance

The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash on December 31, 2005 in (i) our common stock (ii) the Nasdaq Composite Index (iii) the Nasdaq Biotechnology Index and (iv) the Nasdaq Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

Comparison of cumulative total return on investment since December 31, 2005:

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
BioDelivery Sciences Int’l, Inc.	$100.00	$128.63	$118.15	$116.94	$158.47	$143.15
Nasdaq Composite (U.S. Companies)	100.00	109.52	120.27	71.51	102.89	120.29
Nasdaq Biotechnology	100.00	101.02	105.65	92.31	106.74	122.76
Nasdaq Pharmaceutical	100.00	107.83	105.79	85.27	96.63	95.59

Item 6.	Selected Financial Data.

The data presented below as of and for the fiscal years ended December 31, 2010 and 2009 and for the fiscal year ended December 31, 2008 is derived from our audited consolidated financial statements included elsewhere in this report. The financial data as of December 31, 2008 and as of and for the fiscal years ended December 31, 2007 and 2006 is derived from our audited financial statements which are not included in this report. The information set forth below should be read in conjunction with the Company’s consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and our consolidated financial statements and related notes beginning on page F-1 and other financial information included in this Report.

	Fiscal Year
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Total revenue	$3,405	$62,815	$263	$202	$276
Operating (loss) income	(16,319)	40,129	(17,964)	(21,660)	(14,812)
Net (loss) income	(13,033)	33,047	(17,233)	(25,187)	(22,395)
Diluted net (loss) income per share	(0.56)	1.54	(0.90)	(1.64)	(1.67)
Balance Sheet Data:
Cash, short-term and long-term investments	$18,209	$23,873	$906	$16,597	$2,172
Total assets	33,580	39,678	13,337	27,988	9,842
Accumulated deficit	(72,246)	(59,214)	(92,260)	(75,027)	(45,970)
Total stockholders’ equity (deficit)	9,786	14,458	(33,582)	(18,788)	(8,714)
Statements of Cash Flows Data:
Net cash flows from operating activities	$(11,682)	$18,190	$(9,816)	$12,217	$(9,681)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In July 2006, we licensed commercialization rights in Europe for our lead product, the BEMA® based ONSOLIS®, to Meda and received an up-front, non-refundable payment of $2.5 million. In September 2007, we entered into a definitive License and Development Agreement with Meda for ONSOLIS® in the U.S., Canada and Mexico. Pursuant to such license agreement, we received upon closing, a $30 million milestone payment on September 14, 2007 and an additional $29.8 million milestone payment associated with approval of ONSOLIS® by the FDA and providing product sufficient for commercial launch of ONSOLIS® in the U.S. Of this amount, $3.0 million was advanced in January 2009. The remaining $26.8 million was received on July 21, 2009.

We expect to continue research and development of our drug delivery technologies, some of which will be funded by Meda under specific programs as described below. We will continue to seek additional license agreements, which may include up-front payments. For all other programs and products under development, revenues and payments (other than milestone payments under our Meda agreements) in 2011 are expected to be nominal. We anticipate that funding for the next several years will come primarily from milestone payments and royalties from Meda, potential sale of securities, collaborative research agreements, including those with pharmaceutical companies and potential exercises of our warrants.

We have a very limited history of commercial operations, having focused the vast majority of our corporate effort on research and development activities. We have since our founding received revenue in the form of: (i) royalty revenue from sales of ONSOLIS®; (ii) up-front non-refundable license and milestone payments in 2007, 2008 and 2009 (which were initially classified as deferred revenue and subsequently, a substantial amount was reclassified as recognized revenue under prevailing revenue recognition rules), (iii) revenue from the sale of a royalty stream in 2004, (iv) research and collaboration revenues, including research revenues in 2010 from TTY Biopharm Co., LTD. (“TTY”) and Kunwha Pharmaceutical Co., Ltd. (“Kunwha”) and (v) minimal royalty revenue from a license with Accentia. Most of these types of revenue are generally not repeating or predicable. Therefore, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. Readers are cautioned that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties normally encountered by companies that are involved in the development and commercialization of their technologies, particularly companies in new and rapidly changing markets such as pharmaceuticals, drug delivery and biotechnology. For the foreseeable future, we must, among other things, invest in non-clinical and clinical trials of, and seek regulatory approval for and commercialization of, our product candidates, the outcomes of which are subject to numerous risks, many of which are beyond our control. We may not be able to appropriately address these risks and difficulties.

Critical Accounting Policies and Estimates

Impairment Testing

Our goodwill impairment testing is calculated at the reporting unit level. We performed an evaluation and determined that there is only one reporting unit. Our annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded. The determination of goodwill impairment is highly subjective. It considers many factors both internal and external and is subject to significant changes from period to period. No goodwill impairment charges have resulted from this analysis for 2010, 2009 or 2008.

In accordance with Generally Accepted Accounting Principles (referred to herein as GAAP) related to impairment of long-lived assets other than goodwill (our other amortizing intangibles), impairment exists if the sum of the future estimated undiscounted cash flow related to the asset is less than the carrying amount of the intangible asset or to its related group of assets. In that circumstance, then an impairment charge is recorded for the excess of the carrying amount of the intangible over the estimated undiscounted future cash flow related to the intangible asset.

In making this impairment assessment, we predominately use an undiscounted cash flow model derived from internal forecasts. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. No impairment charges have been recorded for other amortizing intangibles in 2009 or 2008. We did, however, record a $0.2 million impairment charge during the twelve months ended December 31, 2010. The impairment charge removed the remaining intangible asset related to Bioral®. The Company determined not to pursue Bioral® Amphotericin B for the treatment of Cutaneous Leishmaniasis (see note 12 to the financial statements).

Fair market value accounting (derivative liability)

The most significant estimate that could have a material effect on net (loss) gain for the last three years is the fair market value accounting for our derivative liability. Our derivative liability consists of free standing warrants that are recorded as liabilities due to the registration rights agreements and the requirement for continued effectiveness of the warrants. As a result, the warrants must be recorded at fair value. The changes in fair value are posted to the derivative gain (loss) in other income (loss). We utilize the Black Scholes method to estimate the fair value of our warrants. The most significant factor in the Black Scholes calculation is our stock price. An increase in the stock price consequently increases the value of our liability and causes a loss. The opposite occurs with a decrease in our stock price.

During the year ending December 31, 2010, a $0.38 decline in the value of our stock was the primary cause of the $3.1 million derivative gain. The relationship between the gain or loss and our stock price will change from year-to-year based on other Black Scholes factors, including the remaining warrant term and volatility of our stock.

Stock-Based Compensation and other stock based valuation issues (derivative accounting)

We account for stock-based awards to employees and non-employees using FASB ASC Topic 718 — Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by management based predominantly on the trading price of our common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

We use the Black-Scholes option pricing model to determine the fair value of stock option and warrant grants. In applying the Black-Scholes option pricing model during 2010, we assumed no dividend yield, risk-free interest rates ranging from 1.17% to 2.36%, expected option terms ranging from 5 to 6 years (for employee options), a volatility factor ranging from 73.41% to 79.02% and option exercise prices ranging from $2.26 to $3.95.

We also use the Black Scholes option pricing model as the primary basis for valuing our derivative liabilities at each reporting date (both embedded and free-standing derivatives). The underlying assumptions used in this determination are primarily the same as are used in the determination of stock-based compensation discussed in the previous paragraph except contractual lives of the derivative instruments are utilized rather than expected option terms.

Significant Valuation and Qualifying Accounts

We have no significant or material contra-asset allowances or reserves. The only material liability accrual is for the payment of bonuses in 2011 that are based upon meeting performance objectives in 2010. These incentive payments were formally approved by our board of directors in February 2011 and are partially contingent upon a retrospective review to take place later in 2011. We estimated the bonus payment to be approximately $0.6 million. This was split almost evenly within General and Administrative and Research and Development expenses for the year ended December 31, 2010.

Revenue Recognition

Meda License, Development and Supply Agreements

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

We have determined that upon inception of both the U.S. and EU Meda arrangements all deliverables to each arrangement are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have standalone value apart from the license. As such, all cash payments from Meda related to these deliverables prior to FDA approval in July 2009 were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain research and development services deliverables are deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.8 million of the aggregate milestones and services revenue were recognized. Upon first commercial sale in a European country, an estimated $18 million will be recognized, which includes an additional $5.0 million in milestones and approximately $0.5 million in research and development services. At December 31, 2010, there was remaining deferred revenue of $14.1 million, of which $12.5 million is related to the EU Meda arrangement milestones and EU Meda research and development services. We have estimated the amount of time (based on expected man-days) and associated dollars (based on comparable services provided by outside third parties), as further noted below. As time progresses, we continue to estimate the time required for ongoing obligations, and adjust the remaining deferral accordingly on a quarterly basis.

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

Other License Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated No. 2009-13 (“ASU 2009-13”), which addressed the accounting for multiple-deliverable arrangements. The Company chose early adoption of this standard, which is in effect for the year ended December 31, 2010.

ASU-2009-13 has been applied to two similar transactions in 2010. In May 2010, we entered into a License and Supply Agreement with Kunwha to develop, manufacture, sell and distribute BEMA® Fentanyl in the Republic of Korea. The upfront payment from Kunwha of $0.3 million (net of taxes, approximating $0.25 million) received in June 2010 is recorded as contract revenue in the accompanying consolidated statements of operations.

In October 2010, we entered into a License and Supply Agreement with TTY to develop, manufacture, sell and distribute BEMA® Fentanyl product in Taiwan. The upfront payment from TTY of $0.3 million received in October 2010 is recorded as contract revenue in the accompanying consolidated statements of operations.

The principal change upon the adoption of ASU-2009-13 is the upfront recognition of $0.3 million in revenue upon signing each of the two agreements. The upfront signing milestone qualifies as a separate unit of accounting and was determined to have a standalone basis. Both milestone payments are non-refundable. We are responsible for supplying ONSOLIS® to both TTY and Kunwha. We will receive a royalty payment for such supply. The adoption of ASU-2009-13 is not expected to have a material impact after this initial adoption. Under previous guidance, these two upfront payments would have been deferred and only recognized upon first sale, which is not expected until 2012 or 2013.

Product Royalty Revenues

Product royalty revenue amounts are based on a percentage of net sales revenue of the ONSOLIS® product under our license agreement with Meda. Product royalty revenues are computed on a quarterly basis when revenues are fixed or determinable, collectability is reasonably assured and all other revenue recognition criteria are met. This is shown as product royalty revenues on the accompanying consolidated statements of operations. Meda has the right to reject products that do not comply with product, packaging, or regulatory specifications. Defective product must be identified by Meda within 10 days after inspection at Meda’s distribution site. We bill Meda immediately upon receipt by Meda of product (FOB manufacturer). On a quarterly basis, a reconciliation is prepared that reflects the difference between actual net sales by Meda multiplied by the royalty percentage, and the actual royalty payments made during the quarter (which is based on a “transfer price” at the time we invoice Meda). The parties “true-up” the differences within 45 days of each quarter-end.

Product Royalties, Related Party

Product royalties related party amounts are recognized as revenue on a monthly basis based on net sales under our license agreement with Accentia relating to chronic rhinosinusitis (referred to herein a CRS). This is shown as royalty revenue, related party on the accompanying consolidated statements of operations.

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

Contract Revenue

The Meda up-front and milestone payments related to ONSOLIS® of $30.0 million in 2007 was initially recorded as deferred revenue. Upon FDA approval of ONSOLIS® in July 2009, and the subsequent product launch in October 2009, $29.8 million was received from Meda and was released as revenue, along with the initial $30 million received. In 2010, we recognized $0.5 million that was received upon signing licensing contracts for ONSOLIS® in South Korea and Taiwan.

Cost of Product Royalties

The cost of product royalties includes the direct costs attributable to the production of ONSOLIS®. The Company does not take ownership of the subject product (i.e., it has no inventory) as such product is transferred to Meda immediately in accordance with terms of the Company’s contractual arrangements with Meda and its commercial supplier, Aveva. While Aveva manufactures the product for the Company, and Meda’s royalty payments to the Company include an amount related to cost of goods, ownership and title to the product, including insurance risk, belong to Aveva from raw material through completion and inventory of the subject product, and then to Meda upon shipment of such subject product. This is in accordance with the Company’s contracts with Aveva and Meda, which identify the subject product as FOB manufacturer.

Cost of Product Royalties includes all costs related to creating the products at our contract manufacturer, which can include stability costs directly related to the product sold. The stability of a product may be defined as the extent to which a product retains, within specified limits, throughout its period of storage and use, the same properties and characteristics possessed at the time of its packaging. Stability testing provides evidence on how the quality of a drug substance or drug product varies with time. Only costs that are tied to the production of the products are considered cost of product royalties. Our contract manufacturer for ONSOLIS®, Aveva, bills us for the material cost used in creating the product along with direct labor costs, and certain overhead costs, and an established profit margin as outlined in the supply agreement. This is shown as cost of product royalties on the accompanying consolidated statements of operations. Cost of product royalties also includes royalty expenses owed to third parties. These royalty expenses are directly related to the products sold during the period.

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Product Royalty Revenues. We recognized $1.9 million and $2.8 million in product royalty revenue during the years ended 2010 and 2009, respectively, under our license agreement with Meda.

Product Royalties, Related Party. We recognized $0.02 million in product royalties, related party, during the year ended 2009 under our license agreement with Accentia relating to CRS. There were no product royalties, related party in 2010.

Research Revenues. We recognized $0.7 million and $0.2 million of revenue related to a research and development agreement with Meda during the years ended 2010 and 2009, respectively.

Sponsored Research Revenues. We recognized $0.2 million in sponsored research revenue from the U.S. Government’s Qualifying Therapeutic Discovery Project during the year ended 2010. There was no sponsored research revenue received in 2009.

Contract Revenues. We recognized $0.5 million in contract revenue during the year ended 2010 which related to license agreements with TTY and Kunwha. Contract revenue of $59.8 million during the year ended 2009 was related to previously deferred revenue under our license agreement with Meda.

Cost of Product Royalties . We recognized $0.8 million and $2.0 million in cost of product royalties during the years ended 2010 and 2009, respectively, related to direct costs attributable to the production of our product ONSOLIS®.

Research and Development Expenses. During the years ended December 31, 2010 and 2009, research and development expenses totaled $10.6 million and $10.4 million, respectively. Our scientific staff continued to work toward increased development and application of our BEMA® technologies, but particularly with respect to BEMA® Buprenorphine, BEMA® Buprenorphine/Naloxone and ONSOLIS®. Funding of this research in 2010 and 2009 was obtained through deferred license revenue, shelf financing, sponsored research revenue, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the our drug delivery technologies.

General and Administrative Expenses. During the years ended December 31, 2010 and 2009, general and administrative expenses totaled $8 million and $10.3 million, respectively. General and administrative costs include legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. The decrease in general and administrative expenses in 2010 relates principally to a dispute settlement of $1.9 million and the legal costs associated with the settlement between us and Accentia that were recorded in 2009. This amount is shown in related party, general and administrative.

Impairment of intangible license. During the year ended December 31, 2010 we had an impairment of intangible license and associated charge of $0.2 million. This represented 100% of the remaining unamortized carrying value, related to the Bioral® drug delivery technology. There was no impairment charge during the year ended December 31, 2009.

Interest Income, Net. During the year ended December 31, 2010 we had interest income of $133,613 compared to $35,596 for the corresponding period in 2009. The Company had a higher average cash balance during the year ended December 31, 2010 as compared to 2009. During the first half of 2009, the Company averaged only $3 million in cash until the receipt of $26.8 million from Meda upon FDA approval of ONSOLIS® and delivery of product to support the product launch. We maintained a $22 million average cash balance during 2010, allowing higher dividends and interest to be earned.

Derivative Gain (loss). Derivative gain (loss) in 2010 and 2009 is related to the adjustment of derivative liabilities to fair value as of December 31, 2010 and December 31, 2009. Derivatives are primarily free-standing warrants. The warrants are measured using Black Scholes calculations. A major component of the calculation is the Company stock price. During 2009, the Company stock rose by over $1 per share. This increased our warrant liability, and correspondingly caused the Derivative loss. During 2010, the opposite situation occurred. The Company stock declined by .38 per share, which was the prime cause of the 2010 Derivative gain.

Income Tax Benefit and tax net operating loss carryforwards. We had federal and state net operating loss carryforwards (“NOL”) of approximately $27 million and $21.1 million at December 31, 2010 as compared to federal and state NOLs of $20.3 million and $14.3 million as of December 31, 2009. These loss carryforwards expire principally beginning in 2020 through 2026 for federal and 2028 for state purposes. In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to all of our deferred tax assets. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” (as defined in the Internal Revenue Code), there are annual limitations on the amount of the net operating loss and other deductions which are available to us.

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Product Royalty Revenues. We recognized $2.8 million in product royalty revenue during the year ended 2009 under our license agreement with Meda. There was no product royalty revenue in 2008.

Product Royalties, Related Party. We recognized $0.02 million and $0.05 million in product royalties, related party, during the years ended 2009 and 2008, respectively, under our license agreement with Accentia relating to CRS.

Research Revenues. We recognized $0.2 million of revenue related to research and development agreement with Meda during the years ended 2009 and 2008, respectively.

Sponsored Research Revenues. There was no sponsored research revenue received in 2009 or 2008.

Contract Revenues. We recognized $59.8 million in previously deferred license revenue in 2009 under our license agreement with Meda. There was no contract revenue recognized in 2008.

Cost of Product Royalties . We recognized $2.0 million in cost of product royalties in 2009 related to direct costs attributable to the production of our product ONSOLIS®. There was no cost of product royalties recognized in 2008.

Research and Development Expenses. During the years ended December 31, 2009 and 2008, research and development expenses totaled $10.4 million and $10.9 million, respectively. Our scientific staff continued to work toward increased development and application of our BEMA® technologies, but particularly with respect to ONSOLIS®. Funding of this research in 2009 and 2008 was obtained through deferred license revenue, sponsored research revenue, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA® drug delivery technologies.

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

Impairment of intangible license. There was no impairment charge during the years ended December 31, 2009 or 2008.

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

Major Research and Development Projects

In 2010, we continued to dedicate a significant amount of our corporate resources to the E.U. regulatory review and manufacturing of ONSOLIS®, and in addition, expanded the clinical development of BEMA® Buprenorphine, BEMA® Buprenorphine/Naloxone, and BEMA® Granisetron. Substantial expenditures were devoted to manufacturing efforts (in conjunction with our manufacturing partners) required to support ONSOLIS® and the non-clinical and clinical development of our product candidates. Clinical research expenses in 2010 were primarily dedicated to two Phase 1 studies and the start of the Phase 3 program for BEMA® Buprenorphine for the treatment of chronic pain. Additional investments were made in formulation development work for BEMA® Buprenorphine, BEMA® Buprenorphine/Naloxone and BEMA® Granisetron, and the performance of a 7-day toxicology study with BEMA® Granisetron. Further clinical development of ONSOLIS® is the responsibility of Meda both in the U.S. and Europe. In addition, we continue to evaluate new product and technology opportunities that would fit into our commercial strategy.

The projected dates for filing INDs or filing or FDA approval of NDAs, our estimates of development costs and our projected sales associated with each of our product candidates discussed below and elsewhere in this Report are merely estimates and subject to multiple factors, many of which are, or may be beyond our control, including those detailed in the Risk Factors section of this Report. These factors and risks could cause delays, cost overruns or otherwise cause us to not achieve these estimates. Readers are also advised that our projected sales figures do not take into account the royalties and other payments we will need to make to our licensors and strategic partners. Our estimates are based upon our market research and management’s reasonable judgments, but readers are advised that such estimates may prove to be inaccurate.

The following is a summary of our current major research and development initiatives and the risks related to such initiatives:

BEMA® Buprenorphine. BEMA® Buprenorphine is our second analgesic product using the BEMA® technology. We submitted an IND that was accepted by the FDA for BEMA® Buprenorphine in December 2005. We have conducted multiple Phase 1 studies with BEMA® Buprenorphine, one Phase 2 study in acute pain, and have started the Phase 3 program for the treatment of moderate to severe chronic pain. The program is schedule to complete in the second half of 2011 with NDA submission in the first half of 2012.

Due to the ability of BEMA® Buprenorphine to participate in the key chronic pain market, we believe that BEMA® Buprenorphine has the potential to achieve greater than a 5% share of the $10 billion dollar U.S. market for opioid analgesics; this would translate to over $500 million in peak annual sales. We do not expect to generate any royalty revenue from sales of BEMA® Buprenorphine, if ever, until at least 2013. We initiated partnering discussions for BEMA® Buprenorphine in 2010.

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

BEMA® Buprenorphine/Naloxone. A higher dose formulation of BEMA® Buprenorphine combined with the abuse deterrent naloxone is being developed for the treatment of opioid dependence. Because of its lower propensity for abuse and addiction, BEMA® Buprenorphine, when given in a high dose, may serve as a treatment for opioid dependence by preventing opioid addicted patients’ withdrawal symptoms while at the same time maintaining pain control. A pharmacokinetic study conducted in 2009 demonstrated the ability of the BEMA® technology to effectively deliver high blood plasma concentrations of buprenorphine in the range required to treat opioid dependence. We expect to finalize our formulation and conduct pivotal bioequivalence studies in 2011 to support a possible NDA filing in the first half of 2012.

BEMA® Granisetron. The BEMA® technology is being utilized to deliver the 5-HT3 receptor antagonist granisetron (marketed as Kytril®), an FDA approved antiemetic to prevent the nausea and vomiting often encountered following cancer chemotherapy and radiation. We submitted an IND application to the FDA for BEMA® Granisetron on February 15, 2011. We expect to progress the development of BEMA® Granisetron in 2011 based on the program agreed upon during the 2010 FDA pre IND meeting. Based on the results of the studies performed this could lead to an NDA submission sometime in 2012 We believe that BEMA® Granisetron would have the potential for better tolerance than oral formulations in the presence of nausea and vomiting as well as potential for better and more consistent absorption in the presence of nausea and vomiting.

Bioral® Amphotericin B. We license the encochleation drug delivery technology which we use in our Amphotericin B formulation. We filed the IND on this oral formulation of Amphotericin, for the treatment of fungal infections including esophageal candidiasis in the fourth quarter 2006. The IND was accepted by the FDA. We began Phase 1 studies in normal volunteers in the second half of 2008. These studies assessed the oral absorption and safety of Amphotericin B from our cochleate formulation. Favorable preliminary results were announced in December 2008. The advancement of this product opportunity continues to be assessed in light of other more advanced product opportunities and the financial and human resources necessary to meaningfully progress the Bioral® technology and Bioral® Amphotericin B. The risks to our company associated with the Bioral® Amphotericin B project include: (i) inability of a contract manufacturer to produce clinical supplies; (ii) clinical studies not showing significant oral absorption of product; (iii) failure of subsequent clinical trials; (iv) product safety issues; (v) lack of corporate funding to progress the program; and (vi) failure to effectively commercialize the product.

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

We started calendar year 2010 with $23.8 million in cash. The high starting cash balance was a result of receiving significant 2009 milestone payments from Meda. The largest was a $29.8 million payment in July for the approval and launch of ONSOLIS®. During 2010, there were no significant sources of operating cash other than ONSOLIS® royalty payments of $1.8 million and $0.5 million in smaller milestones for license agreements in South Korea and Taiwan. As a result, we used $11.7 million in Operating cash to fund research and development activities, primarily for BEMA® Buprenorphine. The cash on hand at January 1, 2010 also enabled us pay a $2.5 million settlement to Accentia and release a $1 million payment to QLT for the first approval of ONSOLIS® in a foreign country (Canada).

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

On May 10, 2010, we announced the approval of a New Drug Submission by Health Canada, the regulatory authority in Canada, for our ONSOLIS® product for the management of breakthrough pain in opioid tolerant, adult patients with cancer. ONSOLIS® is the first product approved in Canada for this indication. ONSOLIS® will be marketed in Canada by Meda Valeant Pharma Canada Inc., a joint venture between Meda and Valeant Canada Limited. We expect that ONSOLIS® will be launched in the second quarter of 2011. Under the terms of its commercialization agreement with Meda regarding ONSOLIS®, we will receive a double-digit royalty on net sales. The first non-US approval triggered a payment to QLT of $1.0 million. We made a payment to QLT of $0.75 million in June 2010 with the remaining $0.25 million expected to be paid in 2011.

In May 2010, we entered into a License and Supply Agreement, (the “Kunwha License Agreement”), with Kunwha to develop, manufacture, sell and distribute our BEMA® Fentanyl product in the Republic of Korea. BEMA® Fentanyl is marketed as ONSOLIS® in the United States. Under the terms of the Kunwha License Agreement, Kunwha will receive exclusive licensing rights for the Licensed Product in Korea, while we will retain all other licensing rights to the BEMA® Fentanyl not previously granted to third parties. Kunwha made an upfront payment of $0.3 million (net of taxes approximating $0.25 million) and will be responsible to pay certain milestone payments which could aggregate up to $1.3 million (net of taxes approximating $1.1 million). In addition, Kunwha will pay royalties to us based on Net Sales (as defined in the Kunwha License Agreement) and will purchase all supplies of BEMA® Fentanyl from us. The Kunwha License Agreement is for a term beginning on May 26, 2010 until the date of expiration of the patents, or July 23, 2027, whichever is later.

On October 7, 2010, we announced a license and supply agreement with TTY for the exclusive rights to develop and commercialize BEMA® Fentanyl (marketed as ONSOLIS® in the U.S.) in the Republic of China, Taiwan. The agreement results in potential milestone payments to us of up to $1.3 million, which includes an upfront payment of $0.3 million (which was received in October 2010). In addition, we will receive an ongoing royalty based on net sales. TTY will be responsible for the regulatory filing of BEMA® Fentanyl in Taiwan as well as future commercialization in that territory. The term of the agreement with TTY is for the period from October 4, 2010 until the date fifteen (15) years after first commercial sale unless the agreement is extended in writing or earlier terminated as provided for in the agreement.

On October 20, 2010, we, along with Meda, announced approval of BEMA® Fentanyl in Europe via the Decentralized Procedure, with Germany acting as Reference Member State. BEMA® Fentanyl is indicated for the management of breakthrough pain in opioid tolerant, adult patients with cancer. National marketing authorization approvals, enabling commercial sales in each of the 25 individual EU countries, are now expected over the next several months. BEMA® Fentanyl, which is approved in the U.S. and Canada as ONSOLIS® (fentanyl buccal soluble film), will be marketed as BREAKYL™ (fentanyl buccal film) in Europe. Under the terms of its licensing agreement with Meda, we will receive a milestone payment of $2.5 million triggered by the first national marketing authorization of BREAKYL™ and another $2.5 million at the time of the first commercial sale that is anticipated sometime prior to the end of 2011. Additionally, we will receive a double-digit royalty on net sales.

In November 2010, we received notification from the U.S. Internal Revenue Service that we were approved to receive a grant in the amount of $0.245 million for qualified investments under the U.S. Government’s Qualifying Therapeutic Discovery Project. The grant is for investments related to therapies utilizing our proprietary BioErodible MucoAdhesive (BEMA®) technology. We received such grant funds in the fourth quarter of 2010.

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

At December 31, 2010, we had cash and cash equivalents of approximately $18.2 million. We used $11.7 million of cash in operations during the twelve months ended December 31, 2010. As of December 31, 2010, we had stockholders’ equity of $9.8 million, versus $14.5 million at December 31, 2009. Our existing cash and cash equivalents are believed by our management to be sufficient to finance planned operations (clinical and commercial development of product candidates beyond those covered under our Meda and other related agreements and potential capital expenditures) into the third quarter of 2011.

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

In addition, the recent worldwide financial and credit crisis has strained investor liquidity and contracted credit markets. During the year ending December 31, 2010, the financial and credit crisis did not directly nor materially impact the Company. However, if this environment continues, fluctuates or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when we require additional financial investment. The Company’s strategy is to utilize a mix of debt and equity financing to fund our research prior to a possible collaborative arrangement. However, the credit crisis has particularly limited the ability to raise capital through debt. If we are unable to attract additional funds it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

Update on Timing for Canadian Launch of ONSOLIS®

In May 2010, we announced the approval by Health Canada, the regulatory authority in Canada, for ONSOLIS® for the management of breakthrough pain in opioid-tolerant adult patients with cancer. At the same time, we estimated that the commercial launch of ONSOLIS® in Canada would occur in the third quarter of 2010. Subsequently, in the second half of 2010, and as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2010, certain equipment and regulatory issues at our ONSOLIS® manufacturer Aveva led to the temporary stoppage of manufacturing of all products at that site, including ONSOLIS®. This temporary stoppage has delayed the Canadian launch of ONSOLIS®. As previously announced, full production of ONSOLIS® resumed in November 2010 and presently we anticipate that launch stocks of ONSOLIS® should be available to Canada in late March or April of 2011, assuming no further regulatory issues. As of the date of this Report, the issues at Aveva are not expected to have an impact on the U.S. supply of ONSOLIS®, but any additional unanticipated interruptions, coupled with potential expirations of existing stock, could impact U.S. supply of ONSOLIS®.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of December 31, 2010 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$256,318	$121,021	$135,297	$—	$—
Employment agreements	764,942	764,942	—	—	—
Minimum royalty expenses	12,000,000	—	2,625,000	3,000,000	6,375,000

Total contractual cash obligations	$13,021,260	$885,963	$2,760,297	$3,000,000	$6,375,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC regardless of actual sales.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $0.25 million for substantially all depository accounts. We from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2010, we had approximately $17.6 million which exceed these insured limits.

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

Market indexed security risk

We have a warrant to purchase 2 million shares of common stock of Biovest. This warrant investment is re-measured to its fair value at each reporting period with changes in its fair value recorded as derivative gain (loss) in the condensed consolidated statement of operations. We use the Black-Scholes model for valuation of the warrants.

Item 8.	Financial Statements and Supplementary Data.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2010, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2010. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2010.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 7, 2011 are as follows:

Name	Age	Position(s) Held

Francis E. O’Donnell, Jr., M.D.	61	Chairman of the Board and Director
Mark A. Sirgo, Pharm.D.	57	President, Chief Executive Officer and Director
James A. McNulty	60	Chief Financial Officer, Secretary and Treasurer
Andrew L. Finn, Pharm.D	61	Executive Vice President of Product Development
Benny Ward	47	Executive Vice President Strategic and Business Development
William B. Stone	67	Lead Director
John J. Shea	84	Director
William S. Poole	64	Director

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Francis E. O’Donnell, Jr., M.D., age 61, has been our Chairman of the Board and a Director since March 29, 2002. Dr. O’Donnell has previously served as our President and Chief Executive Officer. In January 2005, he relinquished the title of President and in August 2005 he relinquished the title of Chief Executive Officer. For more than the last six years, Dr. O’Donnell has served as Manager of The Hopkins Capital Group, an affiliation of limited liability companies which engage in private equity and venture capital investing in disruptive technologies in healthcare. He serves as Chairman and CEO of Accentia, and its majority-owned subsidiary, Biovest. Dr. O’Donnell is a graduate of The Johns Hopkins School of Medicine and received his residency training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. Dr. O’Donnell is a former professor and Chairman of the Department of Ophthalmology, St. Louis University School of Medicine. Dr. O’Donnell holds 8 current U.S. Patents. He is a trustee of St. Louis University.

Mark A. Sirgo, Pharm.D., age 57, has been our President and Chief Executive Officer since July 2005. He joined our company in August 2004 as Senior Vice President of Commercialization and Corporate Development upon our acquisition of Arius Pharmaceuticals, of which he was a co-founder and Chief Executive Officer. He has also served as our Executive Vice President, Corporate and Commercial Development and our Chief Operating Officer. Dr. Sirgo has nearly 30 years of experience in the pharmaceutical industry, including 16 years in clinical drug development, 7 years in marketing, sales, and business development and 8 years in executive management positions. Prior to his involvement with Arius Pharmaceuticals from 2003 to 2004, he spent 16 years in a variety of positions of increasing responsibility in both clinical development and marketing at Glaxo, Glaxo Wellcome, and GlaxoSmithKline, including Vice President of International OTC Development and Vice President of New Product Marketing. Dr. Sirgo was responsible for managing the development and FDA approval of Zantac 75 while at Glaxo Wellcome, among other accomplishments. From 1996 to 1999, Dr. Sirgo was Senior Vice President of Global Sales and Marketing at Pharmaceutical Product Development, Inc. (NASDAQ:PPDI), a leading contract service provider to the pharmaceutical industry. Dr. Sirgo serves on the Board of Directors and as Chairman of the Compensation Committee of Salix Pharmaceuticals, Inc. (NASDAQ:SLXP), a specialty pharmaceutical company specializing in gastrointestinal products since 2008. Dr. Sirgo received his BS in Pharmacy from The Ohio State University and his Doctorate from Philadelphia College of Pharmacy and Science.

James A. McNulty, age 60, has served as our Secretary, Treasurer and Chief Financial Officer on a part time basis since October 2000 until January 1, 2008 when his position became full-time. Mr. McNulty has, since May 2000, also served as Chief Financial Officer of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities. Hopkins Capital Group is owned and controlled by Dr. Francis E. O’Donnell, Jr. Mr. McNulty also serves part-time as the Treasurer and Corporate Secretary of Accentia, a holding company with commercialization assets in specialty pharmaceuticals and biologics, and through December 31, 2007 as Chief Financial Officer for Biovest, a majority-owned subsidiary of Accentia. Mr. McNulty is a Director of RetinaPharma Technologies, Inc., an affiliate of Hopkins Capital Group. Mr. McNulty has performed accounting and consulting services as a Certified Public Accountant since 1975. He co-founded Pender McNulty & Newkirk, which became one of Florida’s largest regional CPA firms, and was a founder/principal in two other CPA firms, McNulty & Company, and McNulty Garcia & Ortiz. He served as CFO of Star Scientific, Inc. from October 1998 to May 2000. From June 2000 through January 2002 he served as CFO/COO of American Prescription Providers, Inc. He is a published co-author (with Pat Summerall) of Business Golf, the Art of Building Relationships on the Links. Mr. McNulty is a graduate of University of South Florida, a licensed Certified Public Accountant, a member of the American and Florida Institutes of CPA’s and is a board member of the Central Florida of Financial Executives International

Andrew L. Finn, Pharm.D., age 61, has been our Executive Vice President of Product Development since January 2007. He joined the company in August 2004 upon our acquisition of Arius Pharmaceuticals, of which he was a co-founder. Dr. Finn has previously served as our Senior Vice President of Product Development and Executive Vice President of Clinical Development and Regulatory Affairs. Dr. Finn has nearly 30 years experience in pharmaceutical product development. Prior to his involvement with Arius, he was, from 2000 to 2003, Executive Vice President of Product Development at POZEN Inc. with responsibilities for formulation development, non-clinical development, clinical research and regulatory affairs. He participated in the activities leading up to the initial public offering and submitted marketing applications in Europe and the U.S. for two migraine products. From 1996 to 1999, Dr. Finn was Co-Founder and Chief Executive Officer of enVision Sciences; a regulatory and clinical service company. From 1991 to 1996, he was Vice President of Clinical Research and Biometrics for Solvay Pharmaceuticals, where he oversaw NDA submissions in the areas of inflammatory bowel disease, osteoporosis prevention and treatment of obsessive-compulsive disorder. Prior to this he spent 10 years in positions of increasing responsibility at Glaxo Inc., where he oversaw a number of NDA submissions, including Zofran for chemotherapy induced nausea and vomiting. Dr. Finn received his BS in Pharmacy from the University of North Carolina and his Doctorate from the University of Michigan.

Benny Ward, CPA., age 47, has been our Executive Vice-President of Business and Strategic Development since September 2010. Mr. Ward has more than 15 years of financial, operations and management experience, including 12 with life science companies. From 2006 to 2008, he served as Vice President of Finance and Chief Financial Officer of venture backed InnerPulse, Inc., a development stage cardiac rhythm management device company. Prior to joining InnerPulse, Mr. Ward was Vice President of Finance and Chief Financial Officer of Closure Medical Corporation, a world-leading, publicly traded developer and manufacturer of biomaterial-based medical adhesives that was acquired by Johnson & Johnson in June 2005. He joined Closure Medical in 1996 serving as a key member of the management team from the company’s successful initial public offering through its 2005 sale to Johnson & Johnson. Before joining Closure Medical, he spent three years as an auditor for Price Waterhouse. Mr. Ward serves on the Advisory Board of the School of Business at East Carolina University and is a board member of the Children’s Flight of Hope. Mr. Ward received his Bachelor of Science degree in Accounting and Bachelor of Arts degree in Political Science from East Carolina University.

William B. Stone, age 67, has been a member of our board of directors since October 2001 and is our Lead Director and Chairman of the Audit Committee of our board of directors. For thirty years, until his retirement in October 2000, Mr. Stone was employed with Mallinckrodt Inc. For the last twenty years of his career, he held positions of Vice President and Corporate Controller and Vice President and Chief Information Officer for 16 years and 4 years, respectively. During his tenure at Mallinckrodt, Mr. Stone was responsible for global accounting and reporting, financial organization, staffing and development, and systems of internal accounting control. In this capacity, he was responsible for Mallinckrodt’s SEC and other financial filings, for internal management performance reports, for strategic and tactical financial planning and for evaluation of capital sources and investments. Mr. Stone presented financial analyses and special projects to Mallinckrodt’s board of directors and audit committee, and reported to the audit committee regarding the conduct and effectiveness of the independent accountants’ quarterly reviews and annual audit. In the capacity of Chief Information Officer, Mr. Stone was responsible for Mallinckrodt’s worldwide computer information systems and organization, staffing and development. He assessed effectiveness and control for computer-assisted information systems and led a successful program for justification, selection and deployment of global standardized computer hardware and software. Further, Mr. Stone reported to the audit committee as leader of Mallinckrodt’s successful global program to address Year 2000 implications associated with information systems, laboratory control and process control computer hardware and software. He also chaired Mallinckrodt’s corporate employee benefits committee for over 8 years and has been a member of Financial Executives International since 1980. Mr. Stone is a graduate of the University of Missouri-Columbia where he earned BS and MA degrees in accounting, and is a Certified Public Accountant.

John J. Shea, age 84, has been a member of our board of directors since March 2002 and serves as Chairman of the Nominating and Corporate Governance Committee of our board of directors. He is currently the head of his own firm of J. Shea Inc. and has also been a Quality Systems Adviser with Quintiles, a private consulting firm. Mr. Shea has also served in the capacity of Director of Quality Assurance and was responsible for the implementation of quality assurance procedures in a number of public companies. From 1987-1989, he served as Director of Quality Assurance at NeoRx Corporation. Mr. Shea was also the Director of Corporate Quality Assurance at Hexcel Corporation from 1980-1987. Mr. Shea has also served as the quality assurance person for other companies including, Teledyne Relays, Ortho Diagnostics, Inc. and Bio Reagents & Diagnostics, Inc. He is a member of the (North Carolina) Dare County Airport Authority and Audit Committee. Mr. Shea earned a B.S. in Chemistry at Bethany College.

William S. Poole, age 64, has been a member of our board of directors since April 2005 and serves as Chairman of the Compensation Committee of our board of directors. He has extensive experience in the biopharmaceutical and medical device industries for over thirty years. From 1972 to early 1996, Mr. Poole worked for Lederle Laboratories, a Division of American Cyanamid Company. During his 24-year career at Cyanamid, Mr. Poole held positions of increasing responsibility and held the position of World-Wide Division President of the Medical Device Division when Wyeth acquired Cyanamid in 1995. He later served as President, North American Pharmaceuticals, of Novo Nordisk Pharmaceuticals, and also as President of Biovail Pharmaceuticals. In both of these companies, Mr. Poole was instrumental in aggressively growing revenue, building solid management teams and dramatically improving profitability. As President of these firms, Mr. Poole had total P&L responsibility and directly managed vice presidents in charge of each business department within the organizations. In recent years, Mr. Poole has acted as a private consultant and, until his appointment to the board, Mr. Poole served as a member of the Commercial Advisory Board of our subsidiary, Arius Pharmaceuticals. Mr. Poole was Acting President/CEO of Spherics, Inc., a biotechnology company focusing on unique delivery mechanisms of certain drugs for the treatment of CNS diseases during 2007-08. In addition, Mr. Poole is a member of the board of directors of Accentia.

Key Employees

Below are the biographies of certain key non-executive officer employees of our company:

Niraj Vasisht, Ph.D. has been our Senior Vice President of Product Development and Chief Technology Officer since October 2008. He joined the company in February 2005 as the Vice President of Product Development with over 14 years of experience in pharmaceutical development. Dr. Vasisht’s heads our pharmaceutical development for our product candidates, technology assessment for potential candidates, and provides technical and strategic leadership to the business development function. In his position, he evaluates suitability of drug candidates into the delivery platform, creates technologies for the company’s intellectual property and product pipeline extension, and oversees contract CTM manufacturing operations. He directs and oversees the product design, formulation development, quality control, process engineering, validation and stability testing of the drug product, and is responsible for the chemistry, manufacturing and controls (CMC) section in IND, IMPD, NDA and MAA filings. From 1994 to 2005, Dr. Vasisht held positions of increasing responsibility at Southwest Research Institute where he ultimately served as the Director of Microencapsulation, Pharmaceutical Development and Nanomaterials and was responsible for leading the group that provides research and development and product development services to pharmaceutical, consumer health, and nutraceutical companies. Dr. Vasisht is the inventor/co-inventor on multiple patents in drug delivery. Dr. Vasisht received a BTech degree in Chemical Engineering from the Indian Institute of Technology at Kanpur, a Master’s of Science from the University of New Hampshire and a Doctorate in Chemical Engineering from Rensselaer Polytechnic Institute.

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

Steven Dykstra was appointed our Senior Vice President of Manufacturing Operations in January 2011. He joined the company with over 30 years experience in the development and manufacture of pharmaceutical products. Steve is responsible for the execution of all manufacturing operations conducted by the organization to maintain adequate product supply for ONSOLIS® and to bring our product candidates successfully to market. Steve started his career with Baxter Travenol and assumed positions of increasing responsibility working for American Critical Care, Dupont Pharmaceuticals, DuPont Merck Pharmaceuticals, MGI Pharma, and finally IVX Animal Health/Teva where he was Vice President of Manufacturing Operations. He has also worked as a consultant in Manufacturing Operations. He has 14 years experience with outsourced development, manufacturing, and distribution while at MGI Pharma where he was Senior Director of Manufacturing Operations. Steve received a BS in Chemistry from Illinois State University. Steve was certified in the American Production and Inventory Control Society in Production and Inventory Management (APICS-CPIM) in 1998. He is the inventor of two patents related to healthcare and he has been published in the American Journal of Hospital Pharmacy.

Director Independence

We believe that William B. Stone, John J. Shea and William S. Poole qualify as independent directors for NASDAQ Stock Market purposes. This means that our board of directors is composed of a majority of independent directors as required by NASDAQ Stock Market rules.

Meetings of the Board of Directors and Stockholders

Our board of directors met in person and telephonically 12 times during 2010 and also acted by unanimous written consent. Each member of our board of directors was present at ninety-two (92%) percent or more of the Board of Directors meetings held. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances. All directors were present at the 2010 Annual Meeting of Stockholders.

Board Committees

Our board of directors has established three standing committees-Audit, Compensation, and Nominating and Corporate Governance. All standing committees (as well as our Lead Director) operate under a charter that has been approved by the board.

Audit Committee

Our board of directors has an Audit Committee, composed of William B. Stone, John J. Shea and William S. Poole, all of whom are independent directors as defined in accordance with section 3(a)(58)(A) of the Exchange Act and the rules of NASDAQ. Mr. Stone serves as chairman of the committee. The board of directors has determined that Mr. Stone is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee met seven times during 2010. Each member of the Audit Committee was present at one hundred (100%) percent of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor, and engages such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditor;

•	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•

reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

•	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the board; and

•

provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including Sarbanes-Oxley implementation, and makes recommendations to the board of directors regarding corporate governance issues and policy decisions.

Nominating and Corporate Governance Committee

Our board of directors has a Nominating and Corporate Governance Committee composed of William S. Poole, John J. Shea and William B. Stone. Mr. Shea serves as the chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee met four times in 2010 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o James A McNulty, BioDelivery Sciences International, Inc, 324 South Hyde Park Avenue, Suite 350, Tampa FL 33606. The Nominating and Corporate Governance Committee has established nomination criteria by which board candidates are to be evaluated. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2010, we did not pay any fees to any third parties to assist in the identification of nominees. During 2010, we did not receive any director nominee suggestions from stockholders.

In 2010, the Nominating and Corporate Governance Committee adopted a set of criteria by which it will seek to evaluate candidates to serve on our board of directors. The evaluation methodology includes a scored system based on criteria including items such as experience in the biotechnology sector, experience with public companies, executive managerial experience, operations and commercial experience, fundraising experience and contacts in the investment banking industry, personal and skill set compatibility with current board members, industry reputation, knowledge of our company generally, independence and ethnic and gender diversity. While diversity is considered as a board qualification criteria, it would not be weighted any more or less in an evaluation process than any other criteria. The established criteria do not distinguish board candidates based on whether the candidate is recommended by a stockholder of our company. The Nominating and Corporate Governance Committee has not yet had an opportunity to utilize the board evaluation criteria in practice but intends to assess the efficacy of the criteria as part of its regular self evaluation procedures.

Compensation Committee

Our board of directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and also assists the board of directors in reviewing and approving matters such as company benefit and insurance plans. The Compensation Committee has a charter (which is reviewed annually) and is composed of three members: John J. Shea, William B. Stone and William S. Poole, who acts as chairman of this committee. The compensation committee met four times during 2010.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2010, the Compensation Committee engaged Radford, an AON Consulting Company, to obtain market data against which it has measured the competitiveness of our compensation programs. In determining the amount and form of employee, executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies. We paid consultant fees to Radford of $14,428 in 2010.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2010, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons, except that employee options granted to our officers (Mark A. Sirgo, James A McNulty and Andrew L. Finn) on January 21, 2010 were reported on Form 5s filed on January 31, 2011.

Code of Ethics

We have adopted a code of ethics that applies to all employees, as well as each member of our board of directors. Our code of ethics is posted on our website, and we intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website, www.bdsi.com. A copy of our code of ethics is also available in print, without charge, upon written request to 801 Corporate Center Drive, Suite #210 Raleigh, NC, 27607 Attn: James A. McNulty.

Compensation Committee Report *

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) included in this Annual Report. Based on that review and discussion, the Compensation Committee has recommended to the board of directors that the CD&A be included in this Annual Report.

Submitted by:

The Compensation Committee of the Board of Directors

/s/ William S. Poole, Chairman

/s/ John J. Shea

/s/ William B. Stone

*	The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

Compensation Discussion and Analysis

The Compensation Committee of our board of directors (the “Committee”) has the responsibility to review, determine and approve the compensation for our executive officers. Further, the Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees.

We currently employ four executive officers, each of whom serves as a “Named Executive Officer” (or “NEO”) for purposes of Securities and Exchange Commission (“SEC”) reporting: (1) Mark A. Sirgo, Pharm.D., our President and Chief Executive Officer (CEO); (2) James A. McNulty, our Secretary, Treasurer and Chief Financial Officer (3) Andrew L. Finn, Pharm.D., our Executive Vice President of Product Development and (4) Benny Ward, our Executive Vice President of Business and Strategic Development.

This Compensation Discussion and Analysis (“CD&A”), sets forth our philosophies underlying the compensation for our executive officers and our employees generally.

Objectives of Our Compensation Program

The Committee’s philosophy seeks to align the interests of stockholders and management and employees by tying compensation to employee and company performance, both directly in the form of salary or annual cash incentive payments, and indirectly in the form of equity awards. The objectives of our compensation program enhance our ability to:

•	attract and retain qualified and talented individuals; and

•	provide reasonable and appropriate incentives and rewards to our team for building long-term value within our company.

In addition, we strive to be competitive with other similarly situated companies in our industry. The process of developing pharmaceutical products is a long-term proposition and outcomes may not be measurable for several years. Therefore, in order to build long-term value for our company and its stockholders and in order to achieve our business objectives, we believe that we must compensate our officers and employees in a competitive and fair manner that reflects current company activities but also reflects contributions to building long-term value.

We utilize the services of the Radford Group, an AON consulting company (“Radford”) to review compensation programs of peer companies in order to assist the Committee in determining the compensation levels for our executives. Radford is a recognized independent consulting company and services clients throughout the USA. Those companies that comprise the peer group will be reviewed biennially as we do not believe that material differences will occur over a shorter period. However, we may review the peer group more often should circumstances warrant such action. The current peer group used to evaluate senior management compensation includes:

Company	Location
Aastrom Biosciences	Ann Arbor, MI
Achillion Pharmaceuticals	New Haven, CT
Anadys Pharmaceuticals	San Diego, CA
Antigenics Inc.	New York, NY
A.P. Pharma, Inc.	Redwood City, CA
AspenBio Pharma	Castle Rock, CO
Celldex Therapeutics	Needham, MA
Columbia Laboratories	Livingston, NJ
Zalicus	Cambridge, MA
DUSA Pharmaceuticals	Wilmington, MA
Epicept Corporation	Tarrytown, NY
Idera Pharmaceuticals	Cambridge, MA
Insmed Incorporated	Richmond, VA
MDRNA Inc.	Bothell, WA
Molecular Insight Pharmaceuticals	Cambridge, MA
Neurogesx, Inc.	San Mateo, CA
NovaBay Pharmaceuticals	Emeryville, CA
Pozen Inc.	Chapel Hill, NC
Sunesis Pharmaceuticals	South San Francisco, CA
Telik, Inc.	Palo Alto, CA
Threshold Pharmaceuticals	Redwood City, CA
Transcept Pharmaceuticals	Pt. Richmond, CA

With respect to our employees and non-senior management, we will also take into consideration local market data in determining appropriate compensation packages.

Elements of Our Compensation Program and Why We Chose Each

Main Compensation Components

Our company-wide compensation program, including for our executive officers, is broken down into three main components: base salary, performance cash bonuses and potential long-term compensation in the form of stock options. We believe these three components constitute the minimum essential elements of a competitive compensation package in our industry.

Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our executive officers as well as recognizing the competitive nature of the biopharmaceutical industry. This is determined partially by evaluating our peer companies and the degree of responsibility in each of the experience levels.

Performance Bonus Plan

We have a performance bonus plan under which bonuses are paid to our NEOs based on achievement of extraordinary company performance goals and objectives established by the Committee and/or the board of directors as well as on individual performance. The bonus program is discretionary and is intended to: (i) strengthen the connection between individual compensation and company’s achievements; (ii) encourage teamwork among all disciplines within the company; (iii) reinforce our pay-for-performance philosophy by awarding higher bonuses to higher performing employees; and (iv) help ensure that our cash compensation is competitive. Depending on the cash position of the company, senior management, the Committee and our board of directors have decided, from time to time, not to pay cash bonuses in order that we may conserve cash and support ongoing development programs. Regardless of our cash position, we consistently grant annual merit-based stock options to continue incentivizing both our senior management and our employees.

Each NEO is assigned a target payout under the performance bonus plan, expressed as a percentage of base salary for the year. Actual payouts under the performance bonus plan are based on the achievement of corporate performance goals and an assessment of individual performance, each of which is separately weighted as a component of such officer’s target payout. For the NEOs, the corporate goals receive the highest weighting in order to ensure that the bonus system for our management team is closely tied to our corporate performance. Each employee has specific individual goals and objectives as well that are tied to the overall corporate goals. For employees, mid-year and end of year progress is reviewed with the employees’ managers.

Equity Incentive Compensation

We view long-term compensation, currently in the form of stock options, generally vesting in annual increments over three years, as a tool to align the interests of our NEOs and employees generally with the creation of stockholder value, to motivate our employees to achieve and exceed corporate and individual objectives and to encourage them to remain employed by the company. While cash compensation is a significant component of employees overall compensation, our executive management team, the Committee and the board of directors believe that the driving force of any employee working in a small biotechnology company should be strong equity participation. We believe that this not only creates the potential for substantial longer term corporate value but also serves to motivate employees and retain their loyalty and commitment with appropriate personal compensation.

Other Compensation

In addition to the three main components of compensation outlined above, we also provide contractual severance and/or change in control benefits to the NEOs as well as Dr. Niraj Vasisht, our Senior Vice President–Product Development and CTO, to Al Medwar, our Vice President of Marketing and to Steven Dykstra, our Senior Vice President of Manufacturing Operations. We believe these severance or change in control benefits are important elements of our compensation program that assist us in retaining talented individuals at the executive and senior managerial levels and that these arrangements help to promote stability and continuity of our executives and senior management team. Further, we believe that the interests of our stockholders will be best served if the interests of these members of our management are aligned with theirs. We believe that providing change in control benefits lessens or eliminates any potential reluctance of these members of our management to pursue potential change in control transactions that may be in the best interests of the stockholders. We also believe that it is important to provide severance benefits to these members of our management, to promote stability and focus on the job at hand.

We also provide benefits to the executive officers that are generally available to all regular full-time employees of the company, including our medical and dental insurance, life insurance, a 401(k) match for all individuals who participate in the 401(k) plan, and an employee stock purchase plan. At this time, we do not provide any perquisites to any executive officers. Further, we do not have deferred compensation plans, pension arrangements or post-retirement health coverage for our executive officers or employees. All of our employees not specifically under contract are “at-will” employees, which mean that their employment can be terminated at any time for any reason by either us or the employee. Our NEOs (as well as certain of our senior managers) have employment contracts that provide lump sum compensation in the event of their termination without cause or, under certain circumstances, upon a change of control.

Determination of Compensation Amounts

A number of factors impact the determination of compensation amounts for the executive officers, including company and individual performance, competition for talent, each NEO’s total compensation package, assessments of internal pay equity and industry data. Stock price performance has generally not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of our control.

Industry Survey Data

In collaboration with Radford, we have determined that to best assure ourselves that we are compensating our executives on a fair and reasonable basis that we needed to establish a list of peer companies. We have established two peer group reviews with Radford. The first group is for NEOs, which is based on a national review and was set forth above under the heading “Objectives of our Compensation Program.” The second is intended for non-NEOs and focuses on similar sized companies located on the East Coast.

Determination of Base Salaries

As a guideline for NEO base salary, we perform formal benchmarks against respective comparable positions in our established peer group. Our guideline is to set NEO salary ranges between the 25th and 50th percentile for comparable positions. We then adjust salaries based on our assessment of the officers’ levels of responsibility, experience, overall compensation structure and individual performance. Merit-based increases to salaries of executive officers are based on our assessment of individual performance and the relationship to applicable salary ranges. Cost of living adjustments are also a part of that assessment.

Performance Bonus Plan

At, or prior to the beginning of each calendar year, draft corporate goals that reflect our business priorities for the coming year are prepared by the CEO with input from the other executive officers. These goals are weighted by relative importance. The draft goals and proposed weightings are presented to the Committee and the board of directors and discussed, revised as necessary, and then approved by the board of directors. The Committee then reviews the final goals and their weightings to determine and confirm their appropriateness for use as performance measurements for purposes of the bonus program. The goals and/or weightings may be re-visited during the year and potentially restated in the event of significant changes in corporate strategy. Following the agreement with the board of directors on the corporate objectives, the goals are then shared with all employees in a formal meeting(s), and are reviewed periodically throughout the year at monthly staff meetings and quarterly Board of Director meetings.

The performance bonus plan for our executive officers in 2010 was adopted by the board of directors in January 2009. The plan sets forth target bonus opportunities, as a percentage of salary, based on the level of responsibility of the position, ranging from 50% of salary for our CEO, to 40% of salary for our senior executive officers, to 30% of salary for our other officers. In setting these percentages, the Committee determined that the above percentages were reasonable and in line with other companies at our stage of development. Each employee has the opportunity to achieve up to 100% of his targeted amount, depending on how corporate goals and objectives are achieved.

Determination of Equity Incentive Compensation

To assist us in assessing the reasonableness of our stock option grant amounts, historically we have reviewed Radford supplied information and, prior to Radford, we used information supplied by Equilar. Such information included stock option data from a cross-section of the companies in the above-mentioned surveys. On-hire stock option grant amounts have generally been targeted at the 25th to 50th percentile for that position or similar industry position, adjusted for internal equity, experience level of the individual and the individual’s total mix of compensation and benefits provided in his or her offer package. Dr. Sirgo, our CEO and President, has been authorized by our board of directors to offer to new employees stock options valued up to 50% of base salary using Black-Scholes valuation for director-level employees and up to 100% of base salary for Vice Presidents and Executive Vice Presidents. These options are to be granted the first day of employment. On-hire grants typically vest over three years. In 2010, the Committee implemented internal guidelines for annual stock option grants for all employees based on performance factors similar to the executive performance bonus plan. These guidelines provide an internal framework for decision-making by the Committee and are not communicated to the individual as a target grant amount. It is generally expected that the target amount would be granted if 100% performance is achieved. This calculation is similar to the bonus plan calculation. The equity guidelines also provide a framework for granting stock options on average that are valued up to 25% of salary using the Black-Scholes valuation method to compute the number of shares. However, the equity model amounts are only guidelines and may be adjusted upward or downward by the Committee on a discretionary basis.

Option Grant Practices

All stock options granted to the NEOs are approved by the Committee. Exercise prices are set at equal to or greater than fair market value, which we define as the closing price of our common stock on the Nasdaq Capital Market on the trading day of the date of grant. Grants are generally made: (i) on the employee’s start date and (ii) at board of directors meetings held each January and following annual performance reviews. However, grants have been made at other times during the year. The size of year-end grants for each NEO is assessed against our internal equity guidelines. Current market conditions for grants for comparable positions and internal equity may also be assessed. Also, grants may be made in connection with promotions or job related changes in responsibilities. In addition, on occasion, the Committee may make additional special awards for extraordinary performance.

Compensation Setting Process

Near the end of the year and at an in person meeting held each January, the board of directors and Committee assess our overall corporate performance and discuss the relative achievement of the corporate goals. The relative achievement of each goal is assessed and quantified and the summation of the individual components results in the corporate goal rating. The independent directors of the board (who comprise the Compensation Committee) meet privately to further discuss and approve the final corporate goal rating, expressed as a percentage, from 0 to 100%.

Also near the end of the year, the CEO evaluates the individual performance of each executive officer (other than himself) and provides the Committee with an assessment of the performance of each other NEO. In determining the individual performance ratings of the NEOs, we assess performance against a number of factors, including each NEO’s relative contributions to our corporate goals, demonstrated career growth, level of performance in the face of available resources and other challenges, and the respective officer’s department’s overall performance. This assessment is conducted in a holistic fashion, in contrast to the summation of individual components as is done to arrive at the corporate goal rating.

Following a qualitative assessment of individual NEO’s performance, our policies provide guidelines for translating this performance assessment into a numerical rating. Both the initial qualitative assessment and the translation into a numerical rating are made by the Committee on a discretionary basis. We believe that conducting a discretionary assessment for the individual component of the executive officers’ performance provides for flexibility in the evaluation of our NEOs and their adaptability to addressing potential changes in company priorities throughout the year.

The Committee looks to the CEO’s performance assessments of the other NEOs and his recommendations regarding a performance rating for each, as well as input from the other members of the board of directors. These recommendations may be adjusted by the Committee prior to finalization. For the CEO, the Committee evaluates his performance, taking into consideration input from the other members of the board of directors, and considers the achievement of overall corporate objectives by both the CEO specifically and the company generally.

The CEO also presents any recommended changes to base salary and recommendations for an annual stock option grant amount, referencing the equity guidelines, for each of the executive officers (other than himself).

The Committee has the authority to directly engage, at the Company’s expense, any compensation consultants or other advisors (such as Radford) that it deems necessary to determine the amount and form of employee, executive and director compensation. In determining the amount and form of employee, executive and director compensation, the Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies.

Concurrently with the CEO’s evaluation of the other executive officers’ performance, the Committee reviews the CEO’s performance, based on input from the other members of the board of directors, and assigns a rating for the CEO, expressed as a percentage from 0 to 100%. The Committee also sets the CEO’s base salary for the upcoming fiscal year, referencing the relevant survey data. The CEO is not present during the Committee’s deliberations regarding his compensation.

The corporate goals rating and individual performance ratings are applied to each employee’s target bonus opportunity under the bonus plan, in the proportions defined for each position. The sum of those components then determines the actual bonus paid for each individual. Under the equity guidelines, described above, the corporate goals rating and individual performance ratings may also be used to determine the size of the annual stock option grant for each employee.

Compensation and benefit consultants who are independent from the company, may, from time to time, be hired by the Committee to assist in developing and reviewing overall salary policies and structures. Other than Radford, we did not engage any consultant related to executive and/or director compensation matters in 2010. We paid consultant fees to Radford of $14,428 in 2010. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

2010 Compensation Decisions

General Assessment of Management Performance in 2010

The Committee and the board of directors conducted the performance and compensation review for 2010 during November and December of 2010 and January of 2011. In assessing our performance for the year, Committee and the board of directors recognized the high level of corporate productivity and efficiency that was required to enable a small organization to accomplish the goals set forth at the beginning of the year.

2010 Performance Assessments and Bonus Calculations

For 2010, our performance bonus plan set the following target payouts, expressed as a percentage of base salary. For our CEO, the target bonus opportunity was 50% of base salary and for our Chief Financial Officer, Executive Vice President, Product Development and Executive Vice President, Business and Strategic Development the target bonus opportunity was 40% of base salary.

The elements that the Committee and the board of directors established as our overall corporate goals for 2010 included a variety of development and operational objectives. The 2010 goals were established in December 2009 and January 2010. The objectives were development/clinical, commercial, financial and operational in nature.

In December 2010 and January 2011, the Committee and the board of directors considered year-end compensation for 2010 performance and 2011 compensation matters. Specifically, the Committee and the board of directors observed and recognized that the following key Corporate Objectives were substantially met:

•	Initiated the BEMA® Buprenorphine Phase III program for Chronic Pain

•	Accelerated the development of a BEMA® Buprenorphine/Naloxone combination product

•	Concluded a successful $10 million financing

•	Strongly supported MEDA activities to develop a Retail REMS submission

•	Successfully completed a BEMA® Granisetron Pre IND meeting with FDA leading to a confirmed 505(b)(2) pharmacokinetic regulatory approach to an NDA

These accomplishments reflected the efforts of our employees, including the NEOs, and were taken into account by the Committee in providing our NEOs and some employees with salary increases. All employees were provided equity grants and performance cash bonus awards. The award under our performance cash bonus program approximated 60% of target for the corporate performance portion of the awards.

Individual Performance and Compensation of the President and CEO

Dr. Sirgo’s base salary for 2010 was set at $413,920 in January 2010 in connection with the 2009 year-end performance and compensation review conducted by the Committee. The salary adjustment reflected an increase of $12,056.

In evaluating Dr. Sirgo’s individual performance for 2010 at the end of the year, the Committee, with input from the other board members, concluded that Dr. Sirgo managed to overcome some setbacks at a manufacturing facility of our third party supplier of ONSOLIS® and managed involvement of our employees to help guide the efforts to correct the situation. He refocused the direction for BEMA® Buprenorphine from acute to chronic pain in doing so was able to initiate the Phase III program in 2010. In addition over saw the advancement of our Buprenorphine/Naloxone product for the treatment of opioid dependence that should allow for the completion of a pivotal bioequivalence study in 2011. Dr. Sirgo was significantly instrumental in progressing the activities at the FDA with respect to obtaining eventual approval of a retail REMS, and he directed a successful financing for the company. He provided the necessary leadership to our employees to ensure that the appropriate direction of the company was maintained throughout the year. Accordingly the company awarded a cash bonus for Dr. Sirgo in the amount of $124,176, or 30% of his base pay (upon signing of BEMA® Buprenorphine commercial partner agreement), and options to purchase 22,369 shares (granted February 2011).

Compensation Highlights for the other Executive Officers

Chief Financial Officer

Mr. McNulty’s base salary for 2010 was set at $300,118 in January 2010 in connection with the 2009 year-end performance and compensation review conducted by the Committee. His salary adjustment reflected an increase of $8,741.

In evaluating Mr. McNulty’s individual performance for 2010 at the end of the year, the Committee, with input from the other board members, concluded that Mr. McNulty successfully led the finance team in achieving its objectives and supported the company overall by providing timely information on our financial condition and maintained sound internal and financial reporting controls. Accordingly, the Committee approved a cash bonus award of $72,028 (upon signing of BEMA® Buprenorphine commercial partner agreement), or 24% of his base pay, and options to purchase 16,219 shares (granted February 2011).

Executive Vice President—Product Development

Dr. Finn’s base salary for 2010 was set at $252,144 in January 2010 in connection with the 2009 year-end performance and compensation review conducted by the Committee. The salary adjustment reflected an increase of $7,344.

In evaluating Dr. Finn’s individual performance for 2010 at the end of the year, the Committee, with input from the other board members, concluded that Dr. Finn positively contributed to a number of corporate objectives as they related to his department. He led the team that helped overcome the manufacturing issues regarding ONSOLIS® and was deeply involved with the refocusing of efforts concerning BEMA® Buprenorphine and our other products. His efforts have enabled the company to better ensure the successful completion of our Phase III BEMA® Buprenorphine chronic pain program in 2011. Accordingly the company recognized the need to adjust Dr. Finn’s salary to $284,000 in January 2011 and to award him a cash bonus of $68,160 (upon signing of BEMA® Buprenorphine commercial partner agreement), or 24% of base salary, and an option to purchase 15,348 shares (granted February 2011).

Executive Vice President—Business and Strategic Development

Mr. Ward joined our company in September 2010 and his base salary was set at $195,000.

In evaluating Mr. Ward’s individual performance for 2010 at the end of the year, the Committee, with input from the other Board members, concluded that Mr. Ward has, in a short period of time integrated very well into the culture and operations of the company and is advancing the company’s efforts in Business Development and Investor Relations. He has initiated actions to address the overall strategic direction and has participated in a numerous business development interactions with other companies. Accordingly the Committee approved a pro-rated cash bonus award of $11,700 (upon signing of BEMA® Buprenorphine commercial partner agreement) and an option to purchase 3,320 shares (granted February 2011).

Severance and Change in Control Benefits

The change in control benefits for all applicable persons have a “double trigger.” A double-trigger means that the executive officers will receive the change in control benefits described in the agreements only if there is both (1) a Change in Control of the Company (as defined in the agreements) and (2) a termination by us of the applicable person’s employment “without cause” or a resignation by the applicable persons for “good reason” (as defined in the agreements) within a specified time period prior to or following the Change in Control. We believe this double trigger requirement creates the potential to maximize stockholder value because it prevents an unintended windfall to management as no benefits are triggered solely in the event of a Change in Control while providing appropriate incentives to act in furtherance of a change in control that may be in the best interests of the stockholders.

Accounting and Tax Considerations

ASC 718. On January 1, 2006, we began accounting for share-based payments in accordance with the requirements of Accounting Standards Codification 718 (ASC 718), Share-Based Payments. To date, the adoption of ASC 718 has not impacted our stock option granting practices.

Internal Revenue Code Section 162(m). At this time, we do not have a policy to factor in 162(m) limitations into the determination of base salary or bonus amounts since the aggregate salary and bonus payments for each individual are substantially below the $1,000,000 deductibility limitation.

Section 409A. Section 409A generally changes the tax rules that affect most forms of deferred compensation that were not earned and vested prior to 2005. Under Section 409(A), deferred compensation is defined broadly and may potentially cover compensation arrangements such as severance or change in control pay outs and the extension of the post-termination exercise periods of stock options. We take Code Section 409A into account, where applicable, in determining the timing of compensation paid to our executive officers.

Code Sections 280G and 4999. Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (Code Sections 280G and 4999) limit our ability to take a tax deduction for certain “excess parachute payments” (as defined in Code Sections 280G and 4999) and impose excise taxes on each NEO who receives “excess parachute payments” in connection with his or her severance from our company in connection with a change in control. We consider the adverse tax liabilities imposed by Code Sections 280G and 4999, as well as other competitive factors, when structuring post-termination compensation payable to our executive officers and generally provide a mechanism for a “better after tax” result for the NEO, which we believe is a reasonable balance between our interests, on the one hand, and the executive’s compensation on the other.

Compensation Risk Assessment

In reviewing our compensation policy and practices for its NEOs as well as for other employees, the Compensation Committee evaluated whether any unnecessary risk-taking was associated with our compensation policies. The Committee did not identify any risks arising from our compensation policies and practices reasonably likely to have a material adverse effect on our company.

Compensation Committee Independence

All members of the Compensation Committee are Independent Directors and do not have any formal ties or relationship with any members of Management or their relatives.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2010, 2009 and 2008. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2010.

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (18)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Mark A. Sirgo, Pharm.D. President, Chief Executive Officer and Director	2010	$413,920	$170,699	(1)	—	$186,041	(2)	—	—	$20,367	(3)	$791,027
	2009	$470,463	$220,378		—	$410,643	(4)	—	—	$43,602	(5)	$1,145,086
	2008	$301,920	$150,000		—	$149,804	(6)	—	—	$22,871	(7)	$624,595

James A. McNulty, CPA Chief Financial Officer, Secretary and Treasurer	2010	$300,118	$87,413	(8)	—	$110,300		—	—	$24,127	(9)	$521,958
	2009	$290,377	$120,196		—	$326,860		—	—	$32,164	(10)	$769,597
	2008	$202,252	$100,000		—	$69,696		—	—	$26,475	(11)	$398,423

Andrew L. Finn, Pharm.D. Executive VP of Product Development	2010	$252,144	$73,440	(12)	—	$92,668		—	—	$17,449	(13)	$435,701
	2009	$244,800	$144,480		—	$12,239		—	—	$21,945	(14)	$423,464
	2008	$244,800	$120,000		—	$96,720		—	—	$18,259	(15)	$479,779

Benny Ward, Executive VP of Business & Strategic Development	2010	$59,250	—		—	$141,721		—	—	$2,625	(16)	$203,595
	2009	$—	—		—	—		—	—	—		$—	(17)
	2008	$—	—		—	—		—	—	—		$—	(17)

(1)	The bonus disclosed in this item of $170,699 is related to 2009, but was contingent upon board approval, which occurred January 2010.
(2)	The compensation disclosed in this item includes 25,000 stock options granted as compensation for serving as a director.
(3)	Includes: $9,281 of health insurance premiums paid and 401(k) matching of $11,086 paid in 2010.
(4)	The compensation disclosed in this item includes 25,000 stock options granted as compensation for serving as a director.
(5)	Includes: Vacation payout of $20,902, $10,450 of health insurance premiums paid and 401(k) matching of $12,250 paid in 2009.
(6)	The compensation disclosed in this item includes 30,000 stock options granted as compensation for serving as a director.
(7)	Includes: Vacation payout of $4,554, $6,817 of health insurance premiums paid and 401(k) matching of $11,500 paid in 2008.
(8)	The bonus disclosed in this item of $87,413 is related to 2009, but was contingent upon board approval, which occurred January 2010.
(9)	Includes: $16,658 of health insurance premiums paid and 401(k) matching of $7,469 paid in 2010.
(10)	Includes: $19,914 of health insurance premiums paid and 401(k) matching of $12,250 paid in 2009.

(11)	Includes: Vacation payout of $2,640, $12,335 of health insurance premiums paid and 401(k) matching of $11,500 paid in 2008.
(12)	The bonus disclosed in this item of $73,440 is related to 2009, but was contingent upon board approval, which occurred January 2010.
(13)	Includes: $9,239 of health insurance premiums paid and 401(k) matching of $8,210 paid in 2010.
(14)	Includes: $12,318 of health insurance premiums paid and 401(k) matching of $9,627 paid in 2009.
(15)	Includes: $6,759 of health insurance premiums paid and 401(k) matching of $11,500 paid in 2008.
(16)	Includes: $1,871 of health insurance premiums paid and 401(k) matching of $754 paid in 2010.
(17)	Benny Ward was hired September 2010.
(18)	Aggregate grant date fair value according to ASC 718.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees. All directors and officers have executed confidentiality and non-compete agreements with us.

The following is a description of our current executive employment agreements:

Mark A. Sirgo, Pharm.D., President and Chief Executive Officer — Mr. Sirgo’s current employment agreement, dated February 22, 2007, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary, and other employee benefits. Under the terms of his agreement, Mr. Sirgo received base salary in 2010 of $413,920 per year and a bonus of $170,699, or 41% of his base pay.

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

James A. McNulty, CPA, Chief Financial Officer, Secretary and Treasurer — Through December 31, 2007 Mr. McNulty served as part-time CFO, devoting approximately 50% of his time to our company. Beginning January 1, 2008, Mr. McNulty devotes substantially all of his time to our company. Mr. McNulty’s current employment agreement, dated February 22, 2007, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary, and other employee benefits. Under the terms of his agreement, Mr. McNulty received base salary in 2010 of $300,118 per year and a bonus of $87,413, or 29% of his base pay. Mr. McNulty is also employed part-time as Secretary/Treasurer of Accentia.

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

Andrew L. Finn, Pharm.D., Executive Vice President of Product Development — Mr. Finn’s current employment agreement, dated February 22, 2007, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary, and other employee benefits. Under the terms of his agreement, Mr. Finn received base salary in 2010 of $252,144 per year and a bonus of $73,440, or 29% of his base pay.

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

Benny Ward, Executive Vice President of Business and Strategic Development — On September 7, 2010, Mr. Ward executed a one-year employment agreement to be our Executive Vice President of Business and Strategic Development at an annual salary of $195,000. Mr. Ward is eligible for a discretionary annual bonus of up to 40% of his base salary.

We may terminate Mr. Ward’s employment agreement without cause and Mr. Ward may resign upon 30 days advance written notice. We may immediately terminate Mr. Ward’s employment agreement for Good Cause (as defined in the agreement). Upon the termination of Mr. Ward’s employment for any reason, Mr. Ward will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Mr. Ward is terminated during the term of the employment agreement other than for Good Cause (as defined in the employment agreement), or if Mr. Ward terminates his employment for Good Reason (as defined in the employment agreement) prior to or as of the conclusion of the Initial Term, Mr. Ward is entitled to a lump sum severance payment equal to 50% of his annual base salary plus a pro-rata annual bonus based on his target annual bonus. If the Company’s notice of termination is given after the conclusion of the Initial Term, Mr. Ward is entitled to a lump sum severance payment equal to 1 times the sum of his annual base salary plus a pro-rata annual bonus based on his target annual bonus. In the event that such termination is within six months following a Change of Control (as defined in the employment agreement), the lump sum paid to Mr. Ward will equal the sum of his then current annual base salary plus an amount equal to fifty percent (50%) of his then current annual base salary, multiplied by 1.5. In addition, Mr. Ward’s employment agreement will terminate prior to its scheduled expiration date in the event of Mr. Ward’s death or disability.

Mr. Ward’s employment agreement also includes a 2 year non-competition and non-solicitation and confidentiality covenants on terms identical to the existing employment agreement, except that if Mr. Ward’s employment is terminated upon a Change of Control, the non-competition period will be 18 months. Under the terms of this agreement, he is also entitled to the following benefits: medical, dental and disability and 401(k).

Outstanding equity awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers, as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested (#)
Mark A. Sirgo, Pharm.D.	25,000	—	—		$2.26	7/21/20	—	—	—	—
	—	—	34,265	(1)	$2.43	7/21/20	—	—	—	—
	—	—	37.348	(2)	$3.90	1/21/20	—	—	—	—
	25,000	—	—		$5.40	7/22/19	—	—	—	—
	33,333	—	66,667	(3)	$4.83	4/30/19	—	—	—	—
	3,059	—	61,16	(4)	$3.05	1/22/19	—	—	—	—
	30,000	—	—		$2.01	7/24/18	—	—	—	—
	27,324	—	13,661	(5)	$2.01	7/24/18	—	—	—	—
	32,299	—	16,149	(6)	$2.85	1/31/18	—	—	—	—
	20,000	—	—		$4.13	7/25/17	—	—	—	—
	434,000	—	—		$6.63	4/13/17	—	—	—	—
	45,891	—	—		$2.42	1/26/17	—	—	—	—
	17,730	—	—		$2.05	7/27/16	—	—	—	—

	49,000	—	—		$3.03	12/1/15	—	—	—	—
	20,000	—	—		$2.94	8/22/15	—	—	—	—
	8,929	—	—		$2.94	7/28/15	—	—	—	—
	5,147	—	—		$3.40	10/21/14	—	—	—	—

James A. McNulty, CPA	—	—	24,844	(1)	$2.43	7/21/20	—	—	—	—
	—	—	27,080	(2)	$3.90	1/21/20	—	—	—	—
	33,333	—	66,667	(3)	$4.83	4/30/19	—	—	—	—
	4,092	—	8,183	(4)	$3.05	1/22/19	—	—	—	—
	12,185	—	6,092	(5)	$2.01	7/24/18	—	—	—	—
	21,606	—	10,802	(6)	$2.85	1/31/18	—	—	—	—
	100,000	—	—		$6.63	4/13/17	—	—	—	—
	34,109	—	—		$2.42	1/26/17	—	—	—	—
	15,603	—	—		$2.05	7/27/16	—	—	—	—
	10,000	—	—		$3.03	12/1/15	—	—	—	—
	26,189	—	—		$2.94	7/28/15	—	—	—	—
	3,235	—	—		$3.40	10/21/14	—	—	—	—
	18,616	—	—		$3.83	8/14/13	—	—	—	—

Andrew L. Finn, Pharm.D.	—	—	20,873	(1)	$2.43	7/21/20	—	—	—	—
	—	—	22,751	(2)	$3.90	1/21/20	—	—	—	—
	2,480	—	4,959	(4)	$3.05	1/22/19	—	—	—	—
	22,154	—	11,077	(5)	$2.01	7/24/18	—	—	—	—
	26,188	—	13,094	(6)	$2.85	1/31/18	—	—	—	—
	100,000	—	—		$6.63	4/13/17	—	—	—	—
	37,209	—	—		$2.42	1/26/17	—	—	—	—
	10,603	—	—		$2.05	7/27/16	—	—	—	—
	49,000	—	—		$3.03	12/1/15	—	—	—	—
	8,929	—	—		$2.94	7/28/15	—	—	—	—
	5,147	—	—		$3.40	10/21/14	—	—	—	—

Benny Ward, CPA.	—	—	85,000	(7)	$2.38	9/7/20	—	—	—	—

(1)	Of the unvested stock options, one third of the unvested stock options will vest on July 21, 2011, another third will vest on July 21, 2012 and the remaining third will vest on July 21, 2013.
(2)	Of the unvested stock options, one third of the unvested stock options will vest on January 21, 2011, another third will vest on January 21, 2012 and the remaining third will vest on January 21, 2013.
(3)	Of the unvested stock options, half of the unvested stock options will vest on April 30, 2011 and another half will vest on April 30, 2012.
(4)	Of the unvested stock options, half of the unvested stock options will vest on January 22, 2011 and another half will vest on January 22, 2012.
(5)	These unvested stock options will vest on July 24, 2011.
(6)	These unvested stock options will vest on January 31, 2011.
(7)	Of the unvested stock options, one third of the unvested stock options will vest on September 7, 2011, another third will vest on September 7, 2012 and the remaining third will vest on September 7, 2013.

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

Under our original 2001 Incentive Plan, we reserved 572,082 shares. The plan was approved by our stockholders at our 2001 annual meeting. Our board of directors, with stockholder approval, has subsequently voted to amend and restate the plan on three occasions to increase the number of shares reserved for issuance thereunder, most recently at the July 2009 Annual Meeting whereby the number of shares reserved for issuance increased to 6,000,000. Options to purchase 4,311,539 shares of common stock are outstanding as of December 31, 2010 under the Amended and Restated 2001 Incentive Plan.

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

Options and warrants to purchase 9,585,460 shares of our common stock at prices ranging from $2.01 to $6.63 are outstanding at December 31, 2010. There were no options granted during 2010 whose exercise price was lower than the estimated market price of the stock at the grant date.

Options issued during 2010 to employees and directors totaled 761,756 shares, at exercise prices ranging from $2.26 and $3.95.

As our Amended and Restated 2001 Incentive Plan is set to expire in 2011, we plan to present a new incentive plan for approval by our stockholders at our 2011 annual meeting of stockholders.

Option Exercises and Stock Vested

The following information sets forth stock options exercised by the executive officers during the year ended December 31, 2010:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Sirgo, Pharm.D.	—	—	—	—
James A. McNulty, CPA	—	—	—	—
Andrew L. Finn, Pharm.D.	—	—	—	—
Benny Ward, CPA	—	—	—	—

Pension Benefits

None of our employees participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our company’s best interests.

Nonqualified Deferred Compensation

None of our employees participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our company’s best interests.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing stock price on Award date ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Mark A. Sirgo, Pharm.D.	7/21/10					25,000	(1)				$2.26	$2.26	$33,917
	7/21/10					34,265	(2)				$2.43	$2.26	$51,658
	1/21/10					37,348	(2)				$3.90	$3.90	$100,466
James A. McNulty, CPA	7/21/10					24,844	(2)				$2.43	$2.26	$37,455
	1/21/10					27,080	(2)				$3.90	$3.90	$72,845
Andrew L. Finn, Pharm.D.	7/21/10					20,873	(2)				$2.43	$2.26	$31,468
	1/21/10					22,751	(2)				$3.90	$3.90	$61,200
Benny Ward	9/7/10					85,000	(2)				$2.38	$2.51	$141,721

(1)	Director stock options granted as compensation as serving as a director.
(2)	Employee stock options granted as award.

Narrative to Grants of Plan Based Awards Table

See Compensation Discussion and Analysis above for complete description of the targets for payment of annual incentives, as well as performance criteria on which such payments were based.

Options granted to employees vest over 36 months beginning on the first anniversary of the grant date at which time 33% of such options vest. These options expire in 10 years and are outstanding for as long as the individual is an active employee. Employee options qualify as Incentive Stock Options.

Options granted to directors vest immediately. These options expire in 10 years and are outstanding for the life of the option. Director options qualify as Non-Statutory Stock Options.

Potential Payments Under Severance/Change in Control Arrangements

The table below sets forth potential payments payable to our current executive officers in the event of a termination of employment under various circumstances. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2010 and (ii) the stock price was $3.55, which was the closing market price of our common stock on December 31, 2010, the last business day of the 2010 fiscal year.

Name	If Company Terminates Executive Without Cause or Executive Resigns with Good Reason($)		Termination Following a Change in Control without Cause or Executive Resigns with Good Reason($)
Mark A. Sirgo, Pharm.D.
Cash Payment	$646,352	(1)	$1,267,232	(1)
Acceleration of Options	—		73,777	(2)

Total Cash and Benefits	$646,352		$1,341,009

James A. McNulty, CPA
Cash Payment	$453,063	(1)	$678,151	(1)
Acceleration of Options	—		48,860	(2)

Total Cash and Benefits	$453,063		$727,011

Andrew L. Finn, Pharm.D.
Cash Payment	$386,944	(1)	$576,052	(1)
Acceleration of Options	—		52,082	(2)

Total Cash and Benefits	$386,944		$628,134

Benny Ward
Cash Payment	$177,188	(1)	440,438	(1)
Acceleration of Options	—		99,450	(2)

Total Cash and Benefits	$177,188		$539,888

(1)	Includes severance payment and accrued and unused vacation time as of December 31, 2010.
(2)	Determined by taking excess of the fair market value of our common stock on December 31, 2010, less the exercise price of each accelerated option.

For each of our executive officers, in their employment agreements the term “change of control” means the occurrence of any one or more of the following events (it being agreed that, with respect to paragraphs (i) and (iii) of this definition below, a “change of control” shall not be deemed to have occurred if the applicable third party acquiring party is an “affiliate” of our company within the meaning of Rule 405 promulgated under the Securities Act of 1933, as amended):

(i) An acquisition (whether directly from our company or otherwise) of any voting securities of our company by any person or entity, immediately after which such person or entity has beneficial ownership of forty percent (40%) or more of the combined voting power of our then outstanding voting securities.

(ii) The individuals who, as of the date hereof, are members of the our board of directors cease, by reason of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction affecting our company, to constitute at least fifty-one percent (51%) of the members of our board of directors; or

(iii) Approval by our board of directors and, if required, our stockholders of, or our execution of any definitive agreement with respect to, or the consummation of (it being understood that the mere execution of a term sheet, memorandum of understanding or other non-binding document shall not constitute a change of control):

(A) A merger, consolidation or reorganization involving our company, where either or both of the events described in clauses (i) or (ii) above would be the result;

(B) A liquidation or dissolution of or appointment of a receiver, rehabilitator, conservator or similar person for, or the filing by a third party of an involuntary bankruptcy against, our company; or

(C) An agreement for the sale or other disposition of all or substantially all of the assets of our company to any person or entity (other than a transfer to a subsidiary of our company).

The cash component (as opposed to option accelerations) of any change of control payment would be structured as a one-time cash severance payment.

Compensation of Directors Summary Table

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Francis E. O’Donnell, Jr.	$45,000		—	$44,092	(1)	—	—	—	$89,092
William B. Stone	$70,900	(2)	—	$54,267	(3)	—	—	—	$125,167
John J. Shea	$60,300	(4)	—	$33,917	(5)	—	—	—	$94,217
William S. Poole	$50,500		—	$33,917	(6)	—	—	—	$84,417

(1)	As of December 31, 2010, the outstanding stock options held by Dr. O’Donnell total 247,500, all of which have vested.
(2)	Includes compensation of $12,900 which was special committee earnings.
(3)	As of December 31, 2010, the outstanding stock options held by Mr. Stone total 360,000, all of which have vested.
(4)	Includes compensation of $10,300 which was special committee earnings.
(5)	As of December 31, 2010, the outstanding stock options held by Mr. Shea total 258,700, all of which have vested.
(6)	As of December 31, 2010, the outstanding stock options held by Mr. Poole total 220,000, all of which have vested.

Narrative to Director Compensation

The Compensation Committee of our board of directors reviews the Director Remuneration Policy, which establishes the compensation our directors earn for serving on our board of directors and individual committees. The policy follows (all annual cash retainers are paid quarterly in arrears);

•	$30,000 annual cash retainer to each board member.

•	$15,000 annual cash retainer to the Chairman of the Board.

•	$5,000 annual cash retainer to the Lead Director.

•	$15,000 annual cash retainer to the Chairman of the Audit Committee.

•	$7,500 annual cash retainer to the Chairman of the Compensation Committee.

•	$5,000 annual cash retainer to the Chairman of the Nominating & Corporate Governance Committee, .

•	$7,500 annual cash retainer to each non-Chairman Audit Committee member.

•	$5,000 annual cash retainer to each non-Chairman Compensation Committee member.

•	$3,000 annual cash retainer to each non-Chairman Nomination & Corporate Governance Committee member.

25,000 options to purchase shares of our Common Stock per year, to each director.

•	7,500 additional options to purchase shares of our Common Stock per year to the Chairman of the Board.

•	15,000 additional options to purchase shares of our Common Stock per year to the Lead Director.

•	New directors will earn a pro-rated portion (based on months to be served in the fiscal year in which they join) of cash and option awards.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Compensation Committee of our board of directors, or other committee serving an equivalent function. None of the members of our Compensation Committee has ever been our employee or one of our officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 7, 2011, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of BioDelivery Sciences International, Inc., 801 Corporate Center Drive, Suite #210, Raleigh, NC 27607.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned(1)	Percentage of Class as of March 7, 2011

Hopkins Capital Group II, LLC (2)	3,527,052	14.52%
Francis E. O’Donnell, Jr., M.D. (3)	3,958,023	16.12%
CDC IV, LLC (4)	2,505,120	9.43%
Mark A. Sirgo, Pharm.D. (5)	1,603,744	6.46%
James A. McNulty (6)	322,127	1.32%
Andrew L. Finn, Pharm.D. (7)	1,028,123	4.23%
Benny Ward (8)	—	—
William B. Stone (9)	395,000	1.62%
John J. Shea (10)	285,000	1.17%
William S. Poole (11)	228,190	*
All Directors and Officers as a group (8 persons)	7,820,207	29.29%

*	Less than 1%
(1)	Based on 24,046,878 shares of common stock outstanding as of March 7, 2011.
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

(3)

Dr. O’Donnell is our Chairman of the Board and a Director. Includes the shares and warrant owned by Hopkins Capital Group II, LLC, as to which Dr. O’Donnell disclaims beneficial interest (see Note 2). Excludes 167,500 shares owned by The Francis E. O’Donnell, Jr. Irrevocable Trust #1, of which Dr. O’Donnell’s sister, Kathleen O’Donnell, is trustee, and as to which Dr. O’Donnell disclaims beneficial interest. Includes 21,205 shares owned by The Jonnie R. Williams Trust, of which Dr. O’Donnell is trustee, and as to which Dr. O’Donnell disclaims beneficial interest of. The remaining 4,577 shares of common stock are owned by Dr. O’Donnell’s sister. In addition, this number includes 157,689 shares owned personally by Dr. O’Donnell and options to purchase 247,500 shares of our common stock, all of which is currently exercisable. Dr. O’Donnell’s address is 865 Longboat Club Road, Longboat Key FL 34228.

(4)	Includes an aggregate of 2,505,120 shares of common stock underlying warrants held by CDC, IV, LLC. The address for CDC IV, LLC is 47 Hullfish Street, Suite 310, Princeton, NJ. 08542.
(5)

Includes 827,032 shares owned by Dr. Sirgo, our President and Chief Executive Officer. Includes options to purchase 776,712 shares of common stock, all of which are currently exercisable. Excludes options to purchase 174,206 shares of common stock which are not currently exercisable. Dr. Sirgo’s address is 1203 Clematis Street, Knightdale, North Carolina 27545.

(6)

Mr. McNulty is our Chief Financial Officer, Secretary and Treasurer. Includes 43,159 shares owned by Mr. McNulty. Includes options to purchase 278,968 shares of our common stock, all of which are currently exercisable. Includes 2,288 shares owned by his wife, as to which he disclaims beneficial interest of. Excludes options to purchase 143,668 shares of common stock which are not currently exercisable. Mr. McNulty’s address is 4419 W. Sevilla Street, Tampa, FL 33629.

(7)

Dr. Finn is our Executive Vice President of Clinical Development and Regulatory Affairs. Includes 766,413 shares owned by Dr. Finn. Includes options to purchase 261,710 shares of common stock, all of which are currently exercisable. Excludes options to purchase 72,754 shares of common stock which are not currently exercisable. Dr. Finn’s address is 3104 Raymond Street, Raleigh, NC 27607.

(8)

Benny Ward is our Executive Vice President of Business and Strategic Development. Excludes options to purchase 85,000 shares of common stock which are not currently exercisable. Mr. Ward’s address is 1705 Point O’Woods Ct. Raleigh, NC 27604.

(9)

Mr. Stone is a Director. Includes 35,000 shares owned and options to purchase 360,000 shares of our common stock, all of which are currently exercisable. Mr. Stone’s address is 11120 Geyer Downs Lane, Frontenac MO 63131.

(10)

Mr. Shea is a Director. Includes 26,300 shares owned and options to purchase 258,700 shares of our common stock, all of which are currently exercisable. Mr. Shea’s address is 290 Wax Myrtle Trail, Southern Shores, NC 27949.

(11)

Mr. Poole is a Director. Includes 8,190 shares owned and options to purchase 220,000 shares of our common stock, all of which are currently exercisable. Mr. Poole’s address is 7813 Hardwick Drive, Raleigh, NC 27615.

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

The following is a listing of our related party transactions:

HCG II, Accentia and affiliates

We also have several business relationships with Accentia and its affiliates. Hopkins Capital Group II, LLC, or HCG II, which is controlled by Dr. Frank O’Donnell, Jr., our Chairman of the Board and which owns a significant percentage of our common stock as of the date of this Report, is a significant stockholder of Accentia. In addition, Dr. O’Donnell is also the Chairman and CEO of Accentia and of Biovest a subsidiary of Accentia. In addition, William S. Poole, a director of our company, is also a director of Accentia. Also, James A. McNulty, our Secretary, Treasurer and CFO, is also Secretary and Treasurer of Accentia and Chief Financial Officer of HCG II.

On November 10, 2008, Accentia and its subsidiaries, including Biovest filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. On November 17, 2010, both companies emerged from Chapter 11. We do not have any projects with Accentia at this time, nor did we in any part of 2010.

Amphotericin B License. On April 12, 2004, we licensed a topical formulation of our encochleated Amphotericin B to Accentia. Accentia is commercializing technology licensed from the Mayo Foundation for Medical Education and Research for the treatment of CRS and asthma on a worldwide basis. Under our license agreement with Accentia as originally entered into, Accentia was to pay us a running royalty of 12-14% on net sales in the U.S. of its CRS products and other products in the designated field. On September 8, 2004, we entered into a definitive Asset Purchase Agreement with Accentia pursuant to which we sold to Accentia an asset consisting of a royalty revenue stream in consideration of a one-time, irrevocable cash payment of $2.5 million. The royalty revenue stream sold was a fifty percent (50%) interest in the future royalties earnable by us on sales by Accentia for products utilizing our topical formulation of our encochleated Amphotericin B for the treatment of CRS, thus effectively reducing our royalty on the sales of such CRS products by 50%. We agreed with Accentia, however, that the future royalty stream sold shall not include royalty payments that are payable by Accentia based on the sale of encochleated products exclusively intended to treat asthma, and the rights to such royalty payments, as originally set forth in the license agreement, shall remain with us. The license agreement was amended with three separate letter amendments in March, April and June 2005, respectively, to make certain clarifications. Accentia is responsible for all expenses related to the development of an encochleated BioNasal® Amphotericin B for the indication of CRS and asthma on a worldwide basis, including expenses associated with, and the actual provision of, supplies, the submission of an IND and clinical trials. We shall retain world-wide rights to the oral and intravenous formulations of encochleated Amphotericin B. While we did not have any licensing activities with Accentia in 2010, and do not expect any in the near term, the license agreements are still valid. We may reactivate development of the products at a future date.

Arius/TEAMM Distribution Agreement. On March 12, 2004, our Arius subsidiary (then a separate company) entered into a Distribution Agreement pursuant to which it granted exclusive marketing and sales rights in the United States to TEAMM Pharmaceuticals, Inc. with respect to the Emezine™ product for the treatment of nausea and vomiting. TEAMM was renamed Accentia Pharmaceuticals, Inc. in 2007 and is a wholly-owned subsidiary of Accentia. As part of this agreement, TEAMM agreed to pay for the development costs of Emezine™ We received development cost reimbursements of $1.0 million in 2004 from Accentia in connection with this agreement and an additional $300,000 in 2005 upon the acceptance of the Emezine™ NDA for filing. On December 17 2008, in conjunction with the Reckitt Benckiser Healthcare (UK) Limited (“Reckitt”) termination of the Emezine™ agreement, the Arius TEAMM Distribution Agreement was terminated.

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

Audit Fees. The aggregate fees billed by Cherry, Bekaert & Holland, L.L.P. for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2010 and 2009 totaled $135,850 and $114,200, respectively. The above amounts include interim procedures as audit fees as well as attendance at audit committee meetings.

Audit-Related Fees. The aggregate fees billed by Cherry, Bekaert & Holland, L.L.P. for audit-related fees for the years ended December 31, 2010 and 2009 were $19,326 and $67,412, respectively.

Tax Fees. The aggregate fees billed by Cherry, Bekaert & Holland, LLP. for professional services rendered for tax compliance, for the years ended December 31, 2010 and 2009 were $27,100 and $26,003, respectively.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Cherry, Bekaert & Holland, L.L.P. in 2010. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Cherry, Bekaert & Holland, L.L.P.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated August 10, 2004, by and among the Company, Arius Acquisition Corp., Arius, Dr. Mark Sirgo and Dr. Andrew Finn (7)

2.2	Asset Purchase Agreement, dated September 8, 2004, by and between the Company and Accentia, Inc. (9)

3.1	Articles of Incorporation of the Company (3)

3.2	Amended and Restated Bylaws of the Company (37)

3.4	Certificate of Amendment to the Company’s Certificate of Incorporation creating a staggered board of directors, dated July 25, 2008 (28)

3.5	Certificate of Elimination, dated February 12, 2009, for the Company’s Series A Non-Voting Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock (25)

4.1	Common Stock Purchase Warrant, dated July 15, 2005, by the Company in favor of Clinical Care Development, LLC (16)

4.2	Warrant, dated May 16, 2006, made by the Company in favor of CDC IV, LLC (15)

4.3	Common Stock Purchase Warrant, dated March 12, 2007, by the Company in favor of CDC IV, LLC (24)

4.4	Common Stock Purchase Warrant, dated April 10, 2007, issued by the Company in favor of Laurus Master Fund, Ltd. (22)

4.5	Common Stock Purchase warrant (475,000 shares), dated September 5, 2007, by the Company in favor of HCG II (26)

4.6	Form of Common Stock Purchase Warrant, dated April 20, 2010, issued by the Company to certain institutional investors (35)

10.1	Research Agreement with the University of Medicine and Dentistry of New Jersey (1)

10.2	Licensing Agreement with the University of Medicine and Dentistry of New Jersey (2)

10.3	Licensing Agreement with Albany Medical College (2)

10.4	Sub-License Agreement, effective as of December 31, 2002, by and between the Company and Pharmaceutical Product Development, Inc. (4)+

10.5	Amended and Restated 2001 Incentive Plan (5)

10.6	License Agreement, dated effective April 12, 2004, between the Company and Accentia, Inc. (6)

10.7	Amendment to License Agreement, dated effective June 1, 2004, between the Company and Accentia, Inc. (6)

10.8	Employment Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (8)

10.9	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (8)

10.10	Employment Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (8)

10.11	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (8)

10.12	Letter Amendment to License Agreement, dated March 28, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (10)

10.13	Letter Amendment to License Agreement, dated April 25, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (10)

10.14	Registration Rights Agreement, dated May 31, 2005, by and between the Company and Laurus Master Fund, Ltd. (11)

10.15	Letter Amendment to License Agreement, dated June 6, 2005, between the Company and Accentia Biopharmaceuticals, Inc. (f/k/a Accentia, Inc.) (12)

10.16	Clinical Development and License Agreement, dated as of July 14, 2005, among Clinical Development Capital LLC, the Company and Arius Pharmaceuticals, Inc. (13)+

10.17	Supply Agreement, dated October 17, 2005, by and between Aveva Drug Delivery Systems, Inc., Arius Pharmaceuticals, Inc. and the Company (14)

10.18	Securities Purchase Agreement, dated May 16, 2006, between the Company and CDC IV, LLC (15)

10.19	Amendment No. 2, dated as of May 16, 2006, to that certain Clinical Development and License Agreement, dated as of July 14, 2005, between the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (15)

10.20	Amended and Restated Registration Rights Agreement, dated as of May 16, 2006, by and between the Company and CDC IV, LLC (15)

10.21	Amendment No. 1 to Amended and Restated 2001 Incentive Plan (16)

10.22	Registration Rights Agreement, dated July 31, 2006, between the Company and Laurus Master Fund, Ltd. (17)

10.23	Intellectual Property Assignment Agreement, dated August 2, 2006, by and between QLT USA, Inc. and Arius Two, Inc. (18)+

10.24	Secured Promissory Note dated August 2, 2006, by Arius Two, Inc. in favor of QLT USA, Inc. (18)+

10.25	Security Agreement, dated August 2, 2006, between Arius Two, Inc. and QLT USA, Inc. (18)

10.26	Patent and Trademark Security Agreement, dated August 2, 2006, between Arius Two, Inc. and QLT USA, Inc. (18)

10.27	Guaranty, dated August 2, 2006, by the Company in favor of QLT USA, Inc. (18)

10.28	Assignment of Patents and Trademarks, dated August 2, 2006, by QLT USA, Inc. in favor of Arius Two, Inc. (18)

10.29	BEMA Acquisition Consent, Amendment, and Waiver, dated August 2, 2006, by and between Arius Pharmaceuticals, Inc., Arius Two, Inc. and CDC IV, LLC. (18)

10.30	Letter agreement, dated August 2, 2006 between the Company, Arius Pharmaceuticals, Inc. and Arius Two, Inc. (18)

10.31	Consent and Waiver Agreement, dated August 2, 2006, by and among Laurus Master Fund, the Company, Arius Pharmaceuticals, Inc. and Arius Two, Inc. (18)

10.32	Second Amendment Agreement, dated August 2, 2006, between QLT USA, Inc. and Arius Pharmaceuticals, Inc. (18)+

10.33	BEMA License Agreement, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (18)+

10.34	First Amendment Agreement, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (18)+

10.35	License and Development Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (18)+

10.36	BEMA Fentanyl Supply Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (18)+

10.37	Sublicensing Consent, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (18)+

10.38	Sublicensing Consent and Amendment, dated August 2, 2006, by the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (18)+

10.39	Letter agreement, dated August 2, 2006, between Meda AB, Arius Pharmaceuticals, Inc, Arius Two, Inc. and the Company (18)

10.40	Notice of Breach and Demand for Dispute Resolution, sent August 30, 2006, from the Company to CDC IV, LLC (19)

10.41	Notice of Breach and Termination, received August 30, 2006, from CDC IV, LLC to the Company (20)

10.42	Amended and Restated Registration Rights Agreement, dated December 28, 2006, between the Company and Laurus Master Fund, Ltd. (21)

10.43	Process Development Agreement, effective December 15, 2006, between LTS Lohmann Therapie-Systeme AG and the Company (22)+

10.44	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Mark A. Sirgo (23)

10.45	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Andrew L. Finn (23)

10.46	Employment Agreement, dated February 22, 2007, between the Company and James A. McNulty (23)

10.47	Dispute Resolution Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (24)

10.48	Amendment to Clinical Development and License Agreement, dated March 9, 2007, between the Company and CDC IV, LLC (24)

10.49	Promissory Note, dated March 12, 2007, by the Company in favor of CDC IV, LLC (24)

10.50	Registration Rights Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (24)

10.51	Subscription Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (24)

10.52	Cooperative Research and Development Agreement, dated June 7, 2006 between the Company and Walter Reed Army Institute of Research (22)

10.53	Second Amended and Restated Registration Rights Agreement, dated April 10, 2007, between the Company and Laurus Master Fund, Ltd. (25)

10.54	Registration Rights Agreement, dated September 5, 2007, by and among the Company and HCG II (22)

10.55	License and Development Agreement, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc. and Meda AB (26)+

10.56	BEMA Fentanyl Supply Agreement, dated September 5, 2007, between the Company and Meda AB (26)+

10.57	Sublicensing Consent dated September 5, 2007, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (26)+

10.58	License Agreement dated, September 5, 2007, by and between Arius Two, Inc., and Arius Pharmaceuticals, Inc. (26)+

10.59	Intellectual Property Assignment Agreement dated, September 5, 2007 by and between QLT USA, Inc. and Arius Two. (26)+

10.60	Amended and Restated Patent and Trademark Agreement, dated as of September 5, 2007, by and between Arius Two, Inc., and QLT USA, Inc. (26)

10.61	Amended and Restated Patent and Trademark Security Agreement, dated as of September 5, 2007, made between Arius Two, Inc., and QLT USA, Inc. (26)

10.62	Assignment of Patent and Trademarks, dated September 5, 2007. (26)

10.63	Patent and Trademark Security Agreement, dated as of September 5, 2007, between Arius Two, Inc., and QLT USA, Inc. (26)

10.64	Security Agreement, dated as of September 5, 2007, between Arius Two, Inc., and QLT USA, Inc. (26)

10.65	Second Amendment Agreement dated September 5, 2007, by Arius Two, Inc. and Arius Pharmaceuticals, Inc. (26)

10.66	Secured Promissory Note, dated September 5, 2007, between Arius Two, Inc. and QLT USA, Inc. (26)+

10.67	Guaranty, dated as of September 5, 2007, made between BioDelivery Sciences International, Inc. and in favor of QLT USA, Inc. (26)

10.68	BEMA Acquisition Consent, amendment and waiver, dated September 5, 2007, between the Company and CDC IV, LLC (26)

10.69	Sublicensing Consent and Amendment, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc., CDC IV, LLC and Meda AB. (26)+

10.70	Royalty Purchase and Amendment Agreement, dated as of September 5, 2007 between BioDelivery Sciences International, Inc., and CDC IV, LLC (26)+

10.71	Amendment to the Clinical Development and License Agreement, dated as of July 14, 2005, amendment dated as of September 5, 2007, by and among CDC IV, LLC, the Company, Arius Pharmaceuticals, Inc., and Arius Two, Inc. (26)+

10.72	Dispute Resolution Agreement, dated September 5, 2007 by and between the Company and CDC IV, LLC (26)

10.73	Acknowledgement by CDC, dated September 5, 2007, of the License and Development Agreement made as of September 5, 2007 between the Company, Arius Pharmaceutical, Inc. and Meda AB (26)

10.74	Side Letter Agreement, dated September 5, 2007, between CDC IV, LLC and QLT USA, Inc. (26)

10.75	Side Letter Agreement, dated September 5, 2007, between CDC IV, LLC, the Company, Arius Pharmaceuticals, Inc., and Arius Two, Inc. (26)

10.76	Side Letter Agreement, dated September 5, 2007, between MEDA AB and QLT USA, Inc. (26)

10.77	Allonge, effective date, September 5, 2007, between the Company and CDC IV, LLC (26)

10.78	Promissory Note, dated September 11, 2007, by the Company in favor of Meda AB (27)

10.79	Letter Amendment, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to European commercialization rights for ONSOLIS® (29)+

10.80	Amendment to License and Development Agreement, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to the North American commercialization rights for ONSOLIS® (29)+

10.81	Amendment Consent (EU), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (29)

10.82	Amendment Consent (NA), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (29)

10.83	Research Collaboration and License Agreement, dated January 20, 2009, between the Company and The Drugs for Neglected Diseases Initiative (30)+

10.84	Process Development Agreement, dated February 8, 2008, between the Company and LTS (31)+

10.85	Amendment to Amended and Restated 2001 Incentive Plan of the Company, dated November 19, 2008 (31)

10.86	Termination Letter Agreement, dated December 17, 2008, between Arius Pharmaceuticals, Inc. and Reckitt Benckiser Healthcare (UK) Limited (31)

10.87	Master Clinical Development Agreement, dated February 12, 2009, between the Company and Premier Research International LLC (32)+

10.88	Proposal for Clinical Research Services, dated March 13, 2009, between the Company and Premier Research International LLC (32)+

10.89	Separation Agreement and General Claims release, effective September 1, 2009, between the Company and Dr. Raphael J. Mannino (33)

10.90	Emezine™ Settlement Agreement, dated December 30, 2009, between the Company, Accentia, Arius Pharmaceuticals, Inc. and TEAMM (34)

10.91	Form of Warrant for the Company to purchase 2,000,000 shares of Biovest International, Inc. from Accentia (34)

10.92	Escrow Agreement, dated December 30, 2009, the Company, Accentia, Arius, TEAMM and American Stock Transfer & Trust Company, LLC, as escrow agent (34)

10.93	Securities Purchase Agreement, dated April 20, 2010, between the Company and certain institutional investors. (35)

10.94	License and Supply Agreement, dated May 26, 2010, between the Company, Arius Pharmaceutials and KunWha Pharmaceutical Co., Ltd (36)+

10.95	Employment Agreement, dated September 7, 2010, between the Company and Benny Ward (38)

10.96	Confidentiality, Intellectual Property and Non-Competition Agreement, dated September 7, 2010, between the Company and Benny Ward (38)

10.97	License and Supply Agreement, dated October 4, 2010, between the Company, Arius Pharmaceuticals and TTY Biopharm Co., Ltd. (39)+

21.1	Subsidiaries of the Registrant *

23.1	Consent of Cherry, Bekaert & Holland, L.L.P.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(1)	Previously filed with Form 10-QSB, August 20, 2001.
(2)	Previously filed with Form 10-KSB, August 15, 2001.

(3)	Previously filed with Form SB-2, Amendment No. 2, February 1, 2002.
(4)	Previously filed with Form 8-K, January 7, 2003.
(5)	Previously filed with Form 10-QSB/A, September 2, 2003.
(6)	Previously filed with Form 8-K, June 4, 2004.
(7)	Previously filed with Form 8-K, August 12, 2004.
(8)	Previously filed with Form 8-K, August 26, 2004.
(9)	Previously filed with Form 8-K, September 8, 2004.
(10)	Previously filed with Form 10-KSB/A, April 29, 2005.
(11)	Previously filed with Form 8-K, June 3, 2005.
(12)	Previously filed with Form 10-KSB/A, June 10, 2005.
(13)	Previously filed with Form 8-K, July 21, 2005.
(14)	Previously filed with Form 10-QSB, November 10, 2005.
(15)	Previously filed with Form 8-K, May 22, 2006.
(16)	Previously filed as Annex A to Schedule 14A, June 27, 2006.
(17)	Previously filed with Form 8-K, August 4, 2006.
(18)	Previously filed with Form 8-K, August 9, 2006.
(19)	Previously filed with Form 8-K, August 31, 2006.
(20)	Previously filed with Form 8-K, August 31, 2006.
(21)	Previously filed with Form 8-K, December 28, 2006.
(22)	Previously filed with Form 10-K, March 7, 2008.
(23)	Previously filed with Form 8-K, February 22, 2007.
(24)	Previously filed with Form 8-K, March 16, 2007.
(25)	Previously filed with Form 8-K, February 13, 2009.
(26)	Previously filed with Form 8-K, September 10, 2007.
(27)	Previously filed with Form 8-K, September 12, 2007.
(28)	Previously filed with Form 8-K, July 28, 2008.
(29)	Previously filed with Form 8-K, January 6, 2009.
(30)	Previously filed with Form 8-K, January 23, 2009.
(31)	Previously filed with Form 10-K, March 20, 2009.
(32)	Previously filed with Form 10-Q, May 15, 2009.
(33)	Previously filed with Form 10-Q, November 3, 2009.
(34)	Previously filed with Form 8-K, December 31, 2009.
(35)	Previously filed with Form 8-K, April 20, 2010.
(36)	Previously filed with Form 8-K, May 27, 2010.
(37)	Previously filed with Form 8-K, July 23, 2010.
(38)	Previously filed with Form 8-K, September 7, 2010.
(39)	Previously filed with Form 8-K, October 8, 2010.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BioDelivery Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of BioDelivery Sciences International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A—Controls and Procedures in the Company’s 2010 Annual Report on Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioDelivery Sciences International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, during 2010, the Company recognized a net loss of approximately $13 million. Further, the Company had net income of approximately $33 million in 2009, principally due to the recognition of approximately $58 million of previously deferred revenue, and a net loss of approximately $17.2 million in 2008. At December 31, 2010, the Company had incurred cumulative net losses of approximately $72.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments with respect to the possibly future effects of recoverability and classification of assets nor the amounts and classification of liabilities that might arise from the outcome of this uncertainty.

/s/ Cherry, Bekaert & Holland, L.L.P.

Tampa, Florida

March 10, 2011

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,208,659	$23,873,403
Accounts receivable	633,216	1,268,712
Prepaid expenses and other current assets	236,112	287,978

Total current assets	19,077,987	25,430,093

Equipment, net	3,424,869	3,743,011
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	2,442,171
Acquired product rights	8,000,000	7,000,000
Accumulated amortization	(2,858,657)	(2,312,964)

Total other intangible assets	7,041,343	7,129,207

Due from related party, warrant receivable	—	638,600
Derivative asset, warrant	1,299,031	—
Other assets	21,976	21,976

Total assets	$33,580,206	$39,677,887

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities, other	$4,656,295	$3,846,749
Accounts payable and accrued liabilities, related party	—	2,723,844
Income taxes payable	—	312,128
Deferred revenue, current	12,491,907	11,758,732
Derivative liabilities (note 8)	4,989,993	4,978,256

Total current liabilities	22,138,195	23,619,709

Deferred revenue, long-term	1,655,681	1,599,879

Total liabilities	23,793,876	25,219,588

Commitments and contingencies (Notes 6, 7 and 13)	—	—

Stockholders’ equity:
Common Stock, $.001 par value; 45,000,000 shares authorized, 24,038,445 and 21,181,854 shares issued; 24,022,954 and 21,166,363 shares outstanding in 2010 and 2009, respectively	24,039	21,182
Additional paid-in capital	82,055,934	73,697,818
Treasury stock, at cost, 15,491 shares, 2010 and 2009	(47,183)	(47,183)
Accumulated deficit	(72,246,460)	(59,213,518)

Total stockholders’ equity	9,786,330	14,458,299

Total liabilities and stockholders’ equity	$33,580,206	$39,677,887

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Revenues:
Product royalty revenues	$1,884,080	$2,844,415	$—
Product royalties, related party	—	15,411	50,821
Research revenue	726,948	177,373	212,359
Sponsored research revenue	244,479	—	—
Contract revenue	549,390	59,777,633	—

Total revenues	3,404,897	62,814,832	263,180

Cost of product royalties	839,208	2,043,693	—

Expenses:
Research and development	10,645,414	10,177,644	10,282,244
Related party research and development	—	143,065	641,511
General and administrative	7,913,370	8,399,812	7,242,191
Related party general and administrative	82,529	1,921,400	61,400
Impairment of intangible license	243,648	—	—

Total expenses	18,884,961	20,641,921	18,227,346

(Loss) income from operations	(16,319,272)	40,129,218	(17,964,166)

Interest income (expense), net	133,613	35,596	(461,577)
Derivative gain (loss)	3,126,771	(6,790,827)	1,192,742
Other expenses, net	25,946	(15,110)	—

	3,286,330	(6,770,341)	731,165

(Loss) income before taxes	(13,032,942)	33,358,877	(17,233,001)

Income tax expense	—	(312,128)	—

Net (loss) income	($13,032,942)	$33,046,749	($17,233,001)

Net (loss) income attributable to common stockholders	($13,032,942)	$33,046,749	($17,233,001)

Basic:
Weighted average common stock shares outstanding	23,150,975	20,224,706	19,202,029

Basic earnings per share	($0.56)	$1.63	($0.90)

Diluted:
Diluted weighted average common stock shares outstanding	23,150,975	21,499,083	19,202,029

Diluted earnings per share	($0.56)	$1.54	($0.90)

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balances, January 1, 2008	19,101,037	19,101	$56,267,563	$(47,183)	$(75,029,266)	$(18,787,785)

Stock-based compensation	—	—	2,330,951	—	—	2,330,951

Stock option exercise	65,000	65	107,985	—	—	108,050

Warrants exercised for cash	12,992	13	—	—	—	13

Net loss	—	—	—	—	(17,233,001)	(17,233,001)

Balances, December 31, 2008	19,179,029	$19,179	$58,706,499	$(47,183)	$(92,260,267)	$(33,581,772)

Stock-based compensation	—	—	2,003,031	—	—	2,003,031

Stock option exercise	265,551	266	663,105	—	—	663,371

Warrant issuance	—	—	55,452	—	—	55,452

Warrants exercised for cash	1,737,274	1,737	5,106,332	—	—	5,108,069

Reclassification of derivative liability to equity	—	—	7,163,399	—	—	7,163,399

Net income	—	—	—	—	33,046,749	33,046,749

Balances, December 31, 2009	21,181,854	$21,182	$73,697,818	$(47,183)	$(59,213,518)	$14,458,299

Stock-based compensation	—	—	1,376,467	—	—	1,376,467

Stock option exercise	31,733	32	97,850	—	—	97,882

Registered direct stock offering, net	2,824,858	2,825	9,744,675	—	—	9,747,500

Warrants related to equity financing	—	—	(2,860,876)	—	—	(2,860,876)

Net loss	—	—	—	—	(13,032,942)	(13,032,942)

Balances, December 31, 2010	24,038,445	$24,039	$82,055,934	$(47,183)	$(72,246,460)	$9,786,330

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Operating activities:
Net (loss) income	$(13,032,942)	$33,046,749	$(17,233,001)
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Depreciation	422,127	176,405	124,727
Amortization of Intangible Assets	844,216	697,701	641,055
Derivative (gain) loss	(3,126,771)	6,790,827	(1,192,742)
Accretion of debt discount	—	—	603,836
Stock-based compensation expense	1,376,467	2,003,031	2,330,951
Warrant issuance expense	—	55,452	—
Loss on Disposal of Equipment	—	2,401	—
Intangible license impairment	243,648	—	—
Warrants received in settlement	(382,800)	—	—
Changes in assets and liabilities:
Accounts receivable	635,526	(809,724)	(163,490)
Prepaid expenses and other assets	51,866	29,328	172,446
Accounts payable and accrued expenses	809,517	216,162	(136,184)
Income Taxes Payable	(312,128)	312,128	—
Deferred Revenue	788,977	(24,330,426)	5,036,463

Net cash flows from operating activities	(11,682,297)	18,190,034	(9,815,939)

Investing activities:
Purchase of equipment	(103,985)	(749,983)	(28,364)
Purchase of investments	—	—	(375,044)
Sale of investments	—	—	375,044
Proceeds from (redemption of) certificate of deposit	—	—	2,800,000
Deposit on equipment	—	—	(2,041,162)
Purchase of intangible assets	(1,000,000)	(2,000,000)	—

Net cash flows from investing activities	(1,103,985)	(2,749,983)	730,474

Financing activities:
Proceeds from registered direct offering	9,747,500	—	—
Proceeds from exercise of stock options	97,882	663,371	108,050
Payment on notes payable, related parties	—	—	(1,900,000)
Payment on notes payable	—	(76,665)	(205,831)
Proceeds from exercise of common stock warrants	—	5,108,069	13
(Repayment of) proceeds from related party advances, net	(2,723,844)	1,832,857	(1,808,140)

Net cash flows from financing activities	7,121,537	7,527,632	(3,805,908)

Net change in cash and cash equivalents	(5,664,744)	22,967,683	(12,891,373)
Cash and cash equivalents at beginning of year	23,873,403	905,720	13,797,093

Cash and cash equivalents at end of year	$18,208,659	$23,873,403	$905,720

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

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash equivalents include Ultra Short Term Government Funds. The Company places its cash and cash equivalents with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $0.25 million for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2010, the Company had approximately $17.6 million which exceed these insured limits.

Revenue recognition:

Meda License, Development and Supply Agreement:

General

The Company entered into license, development and supply agreements (collectively, the “Meda Agreements”) with Meda AB, a Swedish company (“Meda”), in September 2007 (covering the United States, Canada and Mexico) and August 2006 (covering certain countries in Europe) to develop and commercialize the Company’s lead product, ONSOLIS® (formerly known as BEMA® Fentanyl), a treatment with an initial indication for “breakthrough” cancer pain. ONSOLIS® is a product consisting of the narcotic fentanyl formulated with the Company’s patented BEMA® technology. The Company recognizes revenue associated with the Meda Agreements in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) related to revenue arrangements with multiple deliverables. The Company’s deliverables under the Meda Agreements, including the Company’s related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 5.

License and product development research and development services revenue

Based on the Company’s assessment of each arrangement, all deliverables under the Meda Agreements have been accounted for as one combined unit of accounting and, as such, all cash payments from Meda (upfront payments and product development research and development services revenue) related to these deliverables were recorded as deferred revenue. Upon delivery of the license rights to Meda in October 2009, the Company recognized revenue associated with the license and the research and development services rendered related to development of the ONSOLIS® product through the date of U.S. FDA and other governmental approval. A portion of the upfront payments have been attributed to the Company’s continuing obligation to participate in joint committees with Meda and to provide certain other specified services and this revenue will be recognized as services are provided through expiration of the license agreements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	Nature of business and summary of significant accounting policies (continued):

Reimbursement of direct out-of-pocket costs (research revenue):

The Company pays fees to regulatory agencies and other out-of-pocket costs for which it is reimbursed at cost, without mark-up or profit. The gross amount of these reimbursed research and development costs are reported in accordance with GAAP as research revenue in the consolidated statements of operations. Criteria for qualifying as such are transactions where the Company acts as a principal, has discretion to choose suppliers, bears credit risk and may perform part of the services required in the transactions. The actual expenses creating the reimbursements are reflected as research and development expense.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company pursuant to the Meda Agreements.

Product Royalties

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. Product royalty revenues are computed on a quarterly basis when revenues are fixed or determinable, collectability is reasonably assured and all other revenue recognition criteria are met.

Cost of Product Royalties

The cost of product royalties includes the direct costs attributable to the production of the Company’s product. It includes all costs related to creating the products at the Company’s contract manufacturer, which can include stability costs directly related to the product sold. Only costs that are directly attributable to the production of the products are considered cost of royalty revenue. The Company’s contract manufacturer, Aveva, bills the Company for the material cost used in creating the product along with direct labor costs, and certain overhead costs as outlined in the supply agreement. Cost of product royalties also includes royalty expenses owed to third parties. These royalty expenses are directly related to the products sold during the period.

Contract Revenue

The Company earns contract revenue as a result of Meda up-front and milestone payments related to ONSOLIS®. Upon FDA approval of ONSOLIS® in July 2009, and the subsequent launch in October 2009, the Company recognized this contract revenue.

The Company also earned contract revenue in 2010 related to two similar License and Supply Agreements; (i) Kunwha Pharmaceutical Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Kunwha”), to develop, manufacture, sell and distribute the Company’s BEMA® Fentanyl product in the Republic of Korea, and (ii) TTY Biopharm Co., Ltd. (“TTY”), to develop, manufacture, sell and distribute the Company’s BEMA® Fentanyl product in Taiwan. Upfront payments from Kunwha and TTY are recorded as contract revenue upon receipt.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	Nature of business and summary of significant accounting policies (continued):

Certain Risks, Concentrations and Uncertainties:

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

Accounts receivable from Meda accounted for 89% of the Company’s accounts receivable at December 31, 2010 and 100% at 2009. Deferred revenue balances relate to the Meda Agreements as of December 31, 2010 and 2009. The Company depends significantly upon the collaboration with Meda, and its activities may be impacted if this relationship is disrupted.

Key components used in the manufacture of ONSOLIS® are currently provided by sole or a limited number of suppliers. This could result in the Company’s inability to timely obtain an adequate supply of required components and reduce control over pricing, quality and timely delivery. Also, if the supply of any components is interrupted, components from alternative suppliers may not be available in sufficient volumes within required time frames, if at all, to meet the Company’s obligations under the Meda supply agreements. This could delay timely commercialization efforts by Meda, causing the Company to lose royalty revenue and potentially harming its reputation.

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

Equipment:

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

During the twelve months ended December 31, 2010, we determined not to pursue Bioral® Amphotericin B for the treatment of Cutaneous Leishmaniasis (Note 12). As such, the Company recorded a $0.2 million impairment charge, which removed the remaining intangible asset related to Bioral®. There was no impairment charge recognized on finite lived intangibles in 2009 or 2008.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	Nature of business and summary of significant accounting policies (continued):

Intangible assets with finite useful lives are amortized over the estimated useful lives as follows:

Estimated Useful Lives
Licenses	14 years
U.S. Product right	10-12 years
EU Product rights	11 years

The Company incurred amortization expense on other intangible assets of approximately $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated aggregate future amortization expenses for other intangible assets for each of the next five years and thereafter are as follows:

Years ending December 31,
2011	$890,981
2012	890,981
2013	890.981
2014	890,981
2015	890,981
Thereafter	2,586,458

$7,041,363

Goodwill is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment analysis involves a two step process. Step one involves the comparison of the fair value of the reporting unit to which goodwill relates (the Company’s enterprise value) to the carrying value of the reporting unit. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value of the reporting unit, the Company determines the implied fair value of goodwill and records an impairment charge for any excess of the carrying value of goodwill over its implied fair value. There were no goodwill impairment charges in 2010, 2009 or 2008.

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

Net Income (loss) per common share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2010, 2009 and 2008.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	Nature of business and summary of significant accounting policies (continued):

	December 31,
	2010	2009	2008
Basic:
Net (loss) income attributable to common stockholders	($13,032,942)	$33,046,749	($17,233,001)
Weighted average common shares outstanding	23,150,975	20,224,706	19,202,029

Basic earnings per common share	($0.56)	$1.63	($0.90)

Diluted:
Weighted average common shares outstanding	23,150,975	20,224,706	19,202,029
Effect of dilutive securities:
Stock options and warrants	—	1,274,377	—
Diluted weighted average common shares outstanding	23,150,975	21,499,083	19,202,029

Diluted earnings per common share	($0.56)	$1.54	($0.90)

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and warrants using the treasury stock method, are also included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the years ended December 31, 2010, 2009 and 2008, outstanding stock options and warrants of 9,585,460, 4,084,789 and 9,352,232, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods.

The following is the total outstanding options and warrants for the years ended December 31, 2010, 2009 and 2008, respectively.

	2010	2009	2008
Options and warrants to purchase Common Stock	9,585,460	7,548,624	9,352,232

Stock-based compensation:

The Company uses the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of the Company’s stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.

In applying the Black Scholes options-pricing model, assumptions are as follows:

	2010	2009	2008
Expected price volatility	73.41%-79.02%	57.88%-90.24%	54.41-87.13%
Risk-free interest rate	1.17%-2.36%	.51%-2.71%	2.67%-3.88%
Weighted average expected life in years	5-6 years	5-6 years	5-6 years
Dividend yield	0	0	0

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	Nature of business and summary of significant accounting policies (continued):

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009, respectively:

	2010				2009
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative asset (warrant)	$—	$1,299,031	$—	$1,299,031	$—	$—	$—	$—
Due from related party (warrant receivable)	—	—	—	—	—	$638,600	—	$638,600
Liabilities
Derivative liabilities	$—	$4,989,993	$—	$4,989,993	$—	$4,978,256	$—	$4,978,256

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant observable inputs (Level 2). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 2 as of December 31, 2009 and 2010.

Fair Value Measurements Using Significant Observable Inputs (Level 2)

	$	Number of Warrants
Assets:
Warrant asset as of January 1, 2009	$—	—
Shares of Biovest, value at 12/31, offset settlement expense	638,600	2,000,000

Due from related party, warrant receivable as of December 31, 2009	$638,600	2,000,000

Increase in fair value of warrants at settlement 2/17/10, offset settlement expense	382,800
Increase in fair value of warrants after settlement, derivative gain	277,631

Warrant asset as of December 31, 2010	$1,299,031	2,000,000

Liabilities:
Warrant liability as of January 1, 2009	$5,350,829	4,622,265
Transfer of warrants to equity	(7,058,999)	(1,712,274)
Increase (decrease) in fair value of warrants	6,686,427	—

Warrant liability as of December 31, 2009	$4,978,257	2,909,991

Issuance of new warrants	2,860,877	1,412,430
Increase (decrease) in fair value of warrants	(2,849,140)	—

Warrant liability as of December 31, 2010	$4,989,994	4,322,421

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	Nature of business and summary of significant accounting policies (continued):

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

In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement. The update requires the Company to (a) disclose significant transfers in and out of Levels One and Two, in addition to transfers in and out of Level Three and (b) separately disclose purchases, sales, issuances, and settlements of our Level Three securities. Additionally, ASU 2010-06 clarifies the information we currently disclose regarding our valuation techniques, inputs used in those valuation models, and the level of detail at which fair value disclosures should be provided. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation of the Level Three activity, which is effective for interim and annual periods beginning after December 15, 2010. The Company adopted ASU 2010-06 as of January 1, 2010 (with the exception of disaggregation of Level Three activity) with no material impact on its consolidated financial statements. See Note 1 for discussion of fair value.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (“ASU 2010-17”) which provided guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective prospectively for milestones achieved in fiscal years and interim periods within those years, beginning in fiscal years on or after June 15, 2010. The Company has adopted this standard and adjusted its revenue recognition policy to apply the milestone method of revenue recognition for research and development contracts.

In April 2010, the FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU No. 2010-12 allows entities to consider the two Acts together for accounting purposes. Upon adoption, the elimination of the future tax deduction for prescription drug costs associated with the Company’s post-retirement medical and dental plans was not material to the Company’s financial position, results of operations or cash flows. The Company does not believe this amendment will have a material impact on the Company’s financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	Nature of business and summary of significant accounting policies (continued):

In December 2010, the FASB released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact the Company’s consolidated financial statements.

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

Significant financing and revenue through December 31, 2010 consisted of:

•	$9.7 million in net proceeds from registered direct offering of Common Stock and warrants in April 2010;

•	Approximately $1 million in net royalties;

•	Approximately $0.7 million in research revenues from various contractor agreements;

•	Approximately $0.5 million in contract revenue from licensing and supply agreement (see note 7);

•	Approximately $0.2 million in sponsored research revenue from the U.S. Government’s Qualifying Therapeutic Discovery Project (see note 13); and

•	Approximately $0.1 million from the exercise of Common Stock options.

Significant financing and revenue in 2009 consisted of:

•	$26.8 million payment received in July 2009 for the approval milestone for ONSOLIS®, related to agreements between the Company, Arius One and Meda (See Note 5).

•

$6.0 million payment received in January 2009 which included a $3.0 million advance against the $15 million approval milestone for ONSOLIS® and $3.0 million related to amendments to the material agreements between the Company, Arius One and Meda for the expansion of the territory covered by the Company’s European agreement with Meda.

•	Approximately $5.1 million from the exercise of warrants and approximately $0.7 million from the exercise of Common Stock options; and

•	Approximately $2.8 million received in royalty revenues during 2009 related to ONSOLIS® sales in the U.S.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2.	Liquidity and management’s plans (continued):

Significant financing in 2008 consisted of:

•	Approximately $0.11 million from the exercise of Common Stock options; and

•	$2.5 million non-refundable milestone payment received in March 2008, under the European agreements with Meda relating to the licensing rights for the ONSOLIS® product in Europe (see Note 5).

Company management believes that the Company’s existing cash and cash equivalents are sufficient to finance planned basic operations (minimal research and development activities beyond those covered under the Company’s Meda and related agreements) through the third quarter of 2011.

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

There were $0 due to UMDNJ at December 31, 2010 and 2009 for employee or laboratory expenses. However, in October 2010, the Company made royalty payments to both UMDNJ and Albany Medical College in the amount of $0.06 million each, which were related to a 2004 licensing arrangement. No further royalty payments are owed to either University at this time.

The Company rents office space for accounting and administrative staff in Tampa, Florida from Accentia Biopharmaceuticals, Inc., a related party (“Accentia”), and shares two employees, with personnel costs paid based on the approximate time spent on Company activities. Rent payments to Accentia were $0.06 million for years 2010, 2009 and 2008, respectively, and are included in general and administrative costs, related party. There were no rent amounts due to Accentia at December 31, 2010 or 2009.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3.	Research and development arrangements and related party transactions (continued):

On December 30, 2009, the Company entered into an Emezine™ Settlement Agreement (the “Settlement Agreement”) with Accentia Biopharmaceuticals, Inc., a related party (“Accentia”), Arius One and Accentia Pharmaceuticals, Inc. f/k/a TEAMM Pharmaceuticals Inc., a subsidiary of Accentia (“TEAMM”). Pursuant to the Settlement Agreement, the Company has received from Accentia, a warrant to purchase 2 million shares of common stock of Accentia’s majority- owned subsidiary, Biovest International, Inc. (“Biovest”). Such warrant has an exercise price equal to 120% of the closing bid price of Biovest’s common stock as of the date the bankruptcy court overseeing Accentia’s Chapter 11 reorganization enters a final order authorizing Accentia to carry out the Settlement Agreement. Such exercise price is $0.84 per share. The warrant was recorded at December 31, 2009 with a Black-Scholes value of $0.6 million. However, the warrant was not received by the Company until February 17, 2010, the date which the bankruptcy court issued the final order authorizing the Settlement Agreement. At that date, the warrant was valued using the Black-Scholes model, which resulted in a gain on settlement of $0.4 million for the year ended December 31, 2010. The gain is included in related party general and administrative in the accompanying condensed consolidated statement of operations.

4.	Equipment:

Equipment consists of the following:

	December 31,
	2010	2009
Office and laboratory equipment	$5,118,417	$5,014,433
Less accumulated depreciation	(1,693,548)	(1,271,421)

	$3,424,869	$3,743,011

Depreciation expense for years ended December 31, 2010, 2009 and 2008 was approximately $422,000, $176,000 and $125,000, respectively.

5.	Meda License, Development and Supply Agreements:

In August 2006 and September 2007, the Company entered into the Meda Agreements with Meda to develop and commercialize the ONSOLIS® product, a drug treatment for breakthrough cancer pain delivered through a patented transmucosal drug delivery technology, BEMA® (applied to the inner cheek mucosa). The aforementioned agreements relate to the United States, Mexico and Canada (such agreements, the “Meda U.S. Agreements”) and to certain countries in Europe (such agreements, the “Meda EU Agreements”). They carry license terms that commence on the date of first commercial sale in each respective territory and end on the earlier of the entrance of a generic product to the market or upon expiration of the patents, which begin to expire in January 2017.

The Company’s rights and obligations under these agreements and related contractual cash flows from Meda are as follows:

			Cash flows received and revenue deferred
Contractual Rights and Obligations	Milestone Payments	Notes	December 31, 2010	December 31, 2009

North America
License rights to ONSOLIS® (BEMA® Fentanyl) patents and trademarks
	$30,000,000		$30,000,000	$30,000,000
Milestones:
• FDA approval	$15,000,000	less a $200,000 discount	$14,800,000	$14,800,000
• Earlier of date of first commercial sale or availability of launch supply product	$15,000,000		$15,000,000	$15,000,000

Research and Development Services for:
• Non-Cancer subsequent indication of product and further development of initial product		Contract Hourly Rates	$1,541,570	$1,541,570

Total North America Agreement Milestones	$60,000,000		$61,341,570	$61,341,570

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

5. Meda License, Development and Supply Agreements (continued):

Europe and Rest of World

License rights to BREAKYL™ (BEMA® Fentanyl) patents and trademarks	$5,500,000		$5,500,000	$5,500,000

Milestones:
• Completion of Phase 3 clinical trials	$2,500,000		$2,500,000	$2,500,000
• Governmental Approval in an EU country	$2,500,000
• Date of first sale in an EU country	$2,500,000

Research and Development Services for:
• BREAKYL™ product through governmental approval in a EU country		Contract Hourly Rates	$4,522,788	$3,744,674

Total Europe and Rest of World Milestones	$13,000,000		$12,522,788	$11,744,674

Total All Milestones	$73,000,000		$73,864,358	$73,086,244

Release of Milestones upon first sale			$(59,716,770)	$(59,727,633)

Remaining Deferred Revenue			$14,147,588	$13,358,611

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

The Company determined that upon inception of both the U.S. and EU Meda arrangements all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have standalone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue were recognized. Upon first commercial sale in a European country, an estimated $18 million will be recognized, which includes an additional $5.0 million in milestones and approximately $0.5 million in research and development services. At December 31, 2010, there was remaining deferred revenue of $14.1 million, of which $12.5 million is related to the EU Meda arrangement milestones and EU Meda research and development services. The Company has estimated the amount of time (based on expected man-days) and associated dollars (based on comparable services provided by outside third parties), as further noted below. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferral accordingly on a quarterly basis.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

5.	Meda License, Development and Supply Agreements (continued):

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

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. Product royalty revenues are computed on a quarterly basis when revenues are fixed or determinable, collectability is reasonably assured and all other revenue recognition criteria are met. The Company has earned product royalty revenues of approximately $1.9 and $2.8 million for the years ended December 31, 2010 and 2009, respectively. The Company has incurred cost of product royalties of approximately $8 and $2.0 million for the years ended December 31, 2010 and 2009, respectively, related to this royalty revenue. There were no product royalty revenues or cost of product royalties in 2008.

6.	Other license agreements and acquired product rights:

Kunwha License Agreement

In May 2010, the Company entered into a License and Supply Agreement (the “Kunwha License Agreement”) with Kunwha Pharmaceutical Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Kunwha”), to develop, manufacture, sell and distribute the Company’s BEMA® Fentanyl product (the “Licensed Product”) in the Republic of Korea (the “Kunwha Territory”). BEMA® Fentanyl is marketed as ONSOLIS® in the United States. The Kunwha License Agreement is for a term beginning on May 26, 2010 until the date of expiration of the patents, or July 23, 2027, whichever is later.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

6.	Other license agreements and acquired product rights (continued):

TTY License and Supply Agreement

On October 7, 2010, the Company announced a license and supply agreement with TTY for the exclusive rights to develop and commercialize BEMA® Fentanyl (marketed as ONSOLIS® in the U.S.) in the Republic of China, Taiwan. The agreement results in potential milestone payments to the Company of up to $1.3 million, which includes an upfront payment of $0.3 million, which is recorded as contract revenue in the accompanying condensed consolidated statements of operations. In addition, the Company will receive an ongoing royalty based on net sales. TTY will be responsible for the regulatory filing of BEMA® Fentanyl in Taiwan as well as future commercialization in that territory. BEMA® Fentanyl is approved in the U.S. and Canada, under the trade name ONSOLIS®, for the treatment of breakthrough pain in opioid-tolerant adult patients with cancer. BEMA® Fentanyl is licensed to Meda for all territories with the exception of Taiwan and South Korea. In South Korea, BEMA® Fentanyl is licensed to Kunwha. The term of the agreement with TTY is for the period from October 4, 2010 until the date fifteen (15) years after first commercial sale unless the agreement is extended in writing or earlier terminated as provided for in the agreement.

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

The following tabular presentation reflects the components of derivative financial instruments as of December 31, 2010 and 2009.

	2010	2009
Derivative asset at fair value:

Free standing warrants related party	$1,299,031	$638,600

	2010	2009
Shares into which derivative asset can be settled:

Free standing warrants related party	2,000,000	2,000,000

	2010	2009
Derivative liability at fair value:

Free standing warrants	$4,989,994	$4,978,256

*	Included in Due from related party, warrant receivable on the accompanying balance sheet

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

7.	Derivative Financial Instruments (continued):

The following tabular presentation reflects the components of derivative financial instruments as of December 31, 2010, 2009 and 2008.

	2010	2009	2008
Shares into which derivative liability can be settled:

Free standing warrants	4,322,421	2,909,991	4,622,265

	2010	2009	2008
Derivative (expense) income in the accompanying statement of operations related to the derivatives as follows:

Free standing derivatives (warrants)	$3,126,771	($6,790,827)	$1,192,742

8.	Sponsored Research:

In November 2010, the Company received notification from the U.S. Internal Revenue Service that it was approved to receive a grant in the amount of $0.245 million for qualified investments under the U.S. Government’s Qualifying Therapeutic Discovery Project. The grant is for investments related to therapies utilizing the Company’s proprietary BioErodible MucoAdhesive (BEMA®) technology. The Company received such grant funds in the fourth quarter of 2010 and reported the receipt as sponsored research revenue in the accompanying consolidated statement of operations.

9.	Income taxes:

The Company had income tax expense in 2009 of $0.3 million. The Company did not record income tax expense in 2010 or 2008 as the Company had incurred net operating losses. The Company has recognized valuation allowances for all deferred tax assets for years ending 2010, 2009 and 2008. Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory income tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	3.45	3.45	3.45
Permanent differences	(2.36)	7.00	(2.52)
Research and development (“R&D”) credit	5.22	(3.32)	7.42
Other	(2.79)	(0.66)	(0.41)
Valuation allowance	(37.51)	(39.53)	(41.94)

	0.00%	0.94%	0.00%

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

9.	Income taxes (continued):

The tax effects of temporary differences and net operating losses that give rise to significant components of deferred tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2010	2009	2008
Deferred revenue	$5,007,111	$3,061,084	$12,228,901
Basis difference in equipment	(831,921)	(831,921)	(26,423)
Basis difference in intangibles	(1,248,886)	(1,004,670)	(1,073,793)
Accrued liabilities and other	1,042,745	80,537	444,786
loss on extinguishment	3,080,454	3,080,454	3,080,454
R&D Credit	4,569,159	3,876,140	2,767,494
Stock options	1,451,561	1,165,932	653,633
Derivative	(1,751,245)	(765,928)	(1,390,767)
AMT credit	—	312,128	—
Net operating loss carry-forward (NOL)	9,951,000	7,406,919	12,884,154

	21,269,978	16,380,675	29,568,439

Less: valuation allowance	(21,269,978)	(16,380,675)	(29,568,439)

	$—	$—	$—

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

The Company has a federal net operating loss of approximately $27 million as of December 31, 2010. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. Some of these losses may be subject to these limitations. The Company’s State NOLS are approximately $21.1 million as of December 31, 2010.

10.	Stockholders’ equity:

Preferred stock:

The Company has authorized five million shares of $.001 par value preferred stock. At January 1, 2009, 2,588,236 shares were designated as follows: Series A Preferred Stock of 1,647,059 shares and Series B preferred Stock of 341,176 shares. On February 11, 2009, the Board of Directors of the Company approved, by unanimous written consent to action, an amendment to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) by way of a Certificate of Elimination for the Company’s Series A Non-Voting Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Non-Voting Convertible Preferred Stock (the “Certificate of Elimination”). On February 12, 2009, the Company filed the Certificate of Elimination with the Secretary of State of the State of Delaware, which is the effective date of the amendment. Following such action, the Company may reissue up to 5 million shares of Preferred Stock.

Stock options:

The Company has an Amended and Restated 2001 Incentive Plan, which covers a total of 6,000,000 shares of Common Stock (as amended). Options may be awarded during the ten-year term of the 2001 stock incentive plan to Company employees, directors, consultants and other affiliates.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10.	Stockholders’ equity (continued):

Stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,695,904	$3.95
Granted in 2008:
Officers and Directors	509,195	2.23
Others	473,366	2.40
Exercised	(65,000)	1.66
Forfeitures	(109,998)	3.34

Outstanding at December 31, 2008	3,503,467	$3.56	$1,044,112

Granted in 2009:
Officers and Directors	389,663	$4.85
Others	187,995	3.41
Exercised	(265,552)	2.50
Forfeitures	(153,440)	3.20

Outstanding at December 31, 2009	3,662,133	$3.78	$2,982,195

Granted in 2010:
Officers and Directors	399,661	$2.68
Others	382,476	3.22
Exercised	(31,733)	3.08
Forfeitures	(100,998)	3.10

Outstanding at December 31, 2010	4,311,539	$3.65	$2,671,309

Options outstanding at December 31, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	3,370,294	6.88	$2.92
$ 5.01 – 10.00	941,245	6.72	$6.27

	4,311,539			$2,671,309

Options exercisable at December 31, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	2,353,334	6.08	$2.80
$ 5.01 – 10.00	921,245	6.68	$6.29

	3,274,579			$2,044,949

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10.	Stockholders’ equity (continued):

The weighted average grant date fair value of options granted during the year ended December 31, 2010 was $2.94. There were no options granted during the years ended December 31, 2010, 2009 or 2008 whose exercise price was lower than the estimated market price of the stock at the grant date.

Nonvested stock options as of December 31, 2010, and changes during the year then ended, are as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Nonvested at January 1, 2010	1,055,745
Granted	605,977
Vested	(543,852)
Forfeited	(80,910)

Nonvested at December 31, 2010	1,036,960	$3.08	$626,360

As of December 31, 2010, there was approximately $1.5 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed over the next three years.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

Warrants outstanding and exercisable at December 31, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00– 5.00	3,965,050	2.17	$3.78
$5.01–10.00	1,308,871	2.28	$5.20

	5,273,921			$908,292

On April 23, 2010, the Company completed a registered direct offering with certain institutional investors of 2,824,858 shares of the Company’s Common Stock at a price of $3.54 per share and warrants to purchase up to an aggregate of 1,412,429 shares of the Company’s Common Stock at an exercise price of $4.67 per share.

Reclassification of derivative liability to equity:

During the year ended December 31, 2009, Laurus exercised warrants to purchase 1,712,274 shares of Common Stock for $.001 to $3.05 per share. At the time of exercise the warrants were treated as a derivative liability. Upon exercise of the warrants, these amounts were reclassified to equity based on the fair value on the date of exercise. There was no such reclassification in 2010.

11.	Retirement plan:

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 90% of their eligible earnings, as limited by law. The Company makes a matching contribution equal to 100% on the first 5% of participant contributions to the plan. The Company made contributions of approximately $0.1 million in 2010, 2009 and 2008, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

12.	Impairment of License:

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

As a result of these developments, at June 30, 2010, the Company performed an impairment test on the carrying value of the Bioral® License Agreements and determined an impairment charge for the full unamortized carrying value of approximately $0.2 million was warranted. The amount is shown in the accompanying consolidated statement of operations as impairment of intangible license.

13.	Commitments and contingencies:

Employment agreements:

The Company has employment agreements with certain employees, which extend for 12 months, and are renewable for successive (1) year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of December 31, 2010 is $0.8 million for the year ended December 31, 2011.

Operating leases:

Since April 2001, the Company leased a facility from UMDNJ (a stockholder), under an operating lease which expired on December 31, 2005. The Company has since vacated that space in September 2009.

Since November 2007, the Company also leases space for their corporate offices which expires in January 2013. Lease expense for the corporate office was $0.1 million for the year ended December 31, 2010, and expense for both locations was approximately $0.2 million for years ended December 31, 2009 and 2008, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The future minimum commitment on the remaining operating lease at December 31, 2010 is as follows:

13.	Commitments and contingencies:

Years ending December 31,
2011	$121,021
2012	124,651
2013	10,646

$256,318

Indemnifications:

The Company’s directors and officers are indemnified against costs and expenses related to stockholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. No events have occurred as of December 31, 2010 which would trigger any liability under the agreement.

Certain Rights of CDC

The Company and CDC are parties to a Clinical Development and License Agreement, dated July 15, 2005 (as amended, the “CDLA”) pursuant to which CDC has previously provided funds to the Company for the development of the Company’s ONSOLIS® product. Pursuant to the CDLA, in February 2006 the Company entered into a Security Agreement (the “Security Agreement”) under which it granted CDC a security interest in the Company’s assets related to ONSOLIS®. The Security Agreement terminated at the time of FDA approval of ONSOLIS®. As such, until the July 2009 approval, CDC retained the right to reclaim the ONSOLIS® related assets in the event of a default by the Company under the CDLA. Under the CDLA, as amended, CDC is entitled to receive a mid-single digit royalty based on net sales of ONSOLIS®, including minimum royalties of $375,000 per quarter beginning in the second full year following commercial launch. The royalty term expires upon the latter of expiration of the patent of generic entry into a particular country.

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

14.	Subsequent events:

On February 17, 2011, the Company issued a press release providing an update on enrollment for the Company’s Phase 3 clinical trial assessing the efficacy and safety of BEMA® Buprenorphine for the treatment of moderate to severe chronic pain.

On March 2, 2011, the Company issued a press release regarding the results of the Company’s pre-IND meeting with the U.S. Food and Drug Administration regarding BEMA® Buprenorphine/Naloxone for the potential treatment of opioid dependence.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$227,382	$2,216,566	$217,203	$743,746
Gross profit	214,953	1,420,041	197,713	732,982

Loss from operations	(3,078,773)	(2,563,524)	(5,131,803)	(5,545,172)

Net (loss) income	(191,222)	775,861	(6,168,384)	(7,449,197)

Basic (loss) income per share	(0.01)	0.03	(0.26)	(0.32)

Diluted (loss) income per share	(0.01)	0.01	(0.26)	(0.32)

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$5,984	$5,621	$1,986	$62,801,241
Gross profit	5,984	5,621	1,986	60,757,548

(Loss) income from operations	(3,373,242)	(3,427,002)	(7,816,504)	54,745,966

Net (loss) income	(4,615,210)	(14,630,749)	(2,775,881)	55,068,589

Basic (loss) income per share	(0.24)	(0.75)	(0.12)	2.74

Diluted (loss) income per share	(0.24)	(0.75)	(0.12)	2.65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BioDelivery Sciences International, Inc.

Under date of March 10, 2011, we reported on the consolidated balance sheets of BioDelivery Sciences International Inc., and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2010, which are included in BioDelivery Sciences International Inc.’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in BioDelivery Sciences International Inc.’s Annual Report on Form 10-K. This financial statement schedule is the responsibility of BioDelivery Sciences International Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cherry Bekaert & Holland, L.L.P.

Tampa, Florida

March 10 , 2011

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2010, 2009 and 2008
	Balance at beginning of the period	Charged to income	Charged to other accounts	Balance at the end of the period
	(In millions)
Description
Valuation allowance for deferred tax assets
Year ended December 31, 2010:	$16.40	$4.87	$—	$21.27
Year ended December 31, 2009:	$29.57	$(13.17)	$—	$16.40
Year ended December 31, 2008:	$22.34	$7.23	$—	$29.57

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: March 11, 2011	By:	/S/ MARK A. SIRGO
	Name:	Mark A. Sirgo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ JAMES A. MCNULTY
	Name:	James A. McNulty
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ FRANCIS E. O’DONNELL, JR.	Chairman of the Board and Director	March 11, 2011
Francis E. O’Donnell, Jr.

/S/ MARK A. SIRGO	President, Chief Executive Officer and Director	March 11, 2011
Mark A. Sirgo

/S/ WILLIAM B. STONE	Lead Director	March 11, 2011
William B. Stone

/S/ JOHN J. SHEA	Director	March 11, 2011
John J. Shea

/S/ WILLIAM S. POOLE	Director	March 11, 2011
William S. Poole

S-1