Form 10-Q
period 2011-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2011-05-13
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, there were 28,976,026 shares of company common stock issued and 28,960,535 shares of company common stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,221,117	$18,208,659
Accounts receivable, other	741,343	633,216
Prepaid expenses and other current assets	380,833	236,112

Total current assets	27,343,293	19,077,987
Equipment, net	3,322,088	3,424,869
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	8,000,000	8,000,000
Accumulated amortization	(3,081,402)	(2,858,657)

Total other intangible assets	6,818,598	7,041,343
Derivative asset, warrant (note 6)	704,140	1,299,031
Other assets	21,976	21,976

Total assets	$40,925,095	$33,580,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities, other	$6,569,754	$4,656,295
Deferred revenue, current	12,601,622	12,491,907
Derivative liabilities (note 6)	4,882,416	4,989,993

Total current liabilities	24,053,792	22,138,195
Deferred revenue, long-term	1,654,001	1,655,681

Total liabilities	25,707,793	23,793,876

Commitments and contingencies	—	—
Stockholders’ equity:
Common Stock, $.001 par value; 45,000,000 shares authorized, 28,921,936 and 24,038,445 shares issued; 28,906,445 and 24,022,954 shares outstanding in 2011 and 2010, respectively	28,923	24,039
Additional paid-in capital	96,501,333	82,055,934
Treasury stock, at cost, 15,491 shares, 2011 and 2010	(47,183)	(47,183)
Accumulated deficit	(81,265,771)	(72,246,460)

Total stockholders’ equity	15,217,302	9,786,330

Total liabilities and stockholders’ equity	$40,925,095	$33,580,206

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product royalty revenues	$34,225	$12,532
Research fees	193,238	177,143
Contract revenue	2,000	37,707

Total Revenue:	229,463	227,382

Cost of product royalties	297,419	12,429

Expenses:
Research and development	6,690,674	1,449,465
General and administrative	1,764,489	2,204,761
Related party general and administrative, net	18,750	(360,500)

Total Expenses:	8,473,913	3,293,726

Loss from operations	(8,541,869)	(3,078,773)

Interest income	37,784	3,291
Derivative (loss) gain	(487,313)	2,869,972
Other (expense) income, net	(27,913)	14,288

Net Loss	(9,019,311)	(191,222)

Net Loss attributable to common stockholders	$(9,019,311)	$(191,222)

Per share amounts, basic and diluted:	$(0.36)	$(0.01)

Weighted average common stock shares outstanding- basic and diluted:	25,105,563	21,177,116

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2011	24,038,445	$24,039	$82,055,934	$(47,183)	$(72,246,460)	$9,786,330
Stock-based compensation	—	—	246,056	—	—	246,056
Stock option exercises	75,798	76	207,378	—	—	207,454
Private placement offering, net	4,807,693	4,808	13,991,965	—	—	13,996,773
Net loss	—	—	—	—	(9,019,311)	(9,019,311)

Balances, March 31, 2011	28,921,936	$28,923	$96,501,333	$(47,183)	$(81,265,771)	$15,217,302

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(9,019,311)	$(191,222)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	326,923	303,949
Derivative loss (gain)	487,313	(2,869,972)
Stock-based compensation expense	246,056	433,524
Gain on settlement	—	(382,000)
Changes in assets and liabilities:
Accounts receivable	(108,126)	802,312
Prepaid expenses and other assets	(144,721)	73,131
Accounts payable and accrued expenses	1,964,333	(2,305,765)
Deferred revenue	108,035	220,140
Income tax payable	—	(350,000)

Net cash flows used in operating activities	(6,139,498)	(4,265,903)

Investing activities:
Purchase of equipment	(1,398)	(91,480)

Net cash flows from investing activities	(1,398)	(91,480)

Financing activities:
Proceeds from issuance of common stock	13,996,773	—
Proceeds from exercise of stock options	207,454	97,881
Change in amounts due to related parties	(50,873)	(2,503,063)

Net cash flows from financing activities	14,153,354	(2,405,182)

Net change in cash and cash equivalents	8,012,458	(6,762,565)
Cash and cash equivalents at beginning of period	18,208,659	23,873,403

Cash and cash equivalents at end of period	$26,221,117	$17,110,838

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

1.	Basis of presentation:

Overview:

The accompanying unaudited condensed consolidated financial statements of BioDelivery Sciences International, Inc., together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc. (“Arius One”) and Arius Two, Inc. (“Arius Two”) and its majority-owned, inactive subsidiary, Bioral Nutrient Delivery, LLC (“BND”) (collectively, the “Company” or “we”, “us” or similar terminology) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC on March 11, 2011 (the “2010 Annual Report”) The accompanying condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, par value $.001 per share.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2010 Annual Report.

BDSI ®, BEMA® and Bioral® are registered trademarks of BioDelivery Sciences International, Inc. ONSOLIS® is a registered trademark of Meda Pharmaceuticals, Inc.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

1.	Basis of presentation (continued):

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value Measurements Using:
Assets
Derivative asset (warrant)	$—	$704,140	$—	$704,140	$—	$1,299,031	$—	$1,299,031

Liabilities
Derivative liabilities	$—	$4,882,415	$—	$4,882,415	$—	$4,989,993	$—	$4,989,993

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant observable inputs (Level 2). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 2 as of March 31, 2011 and December 31, 2010.

	$	Number of Warrants
Assets:
Warrant asset as of January 1, 2011	$1,299,031	2,000,000
Decrease in fair value of warrants	(594,891)	—

Warrant asset as of March 31, 2011	$704,140	2,000,000

Liabilities:
Warrant liability as of January 1, 2011	$4,989,994	4,322,421
Increase in fair value of warrants issued in April 2010 financing due to anti-dilution adjustment of exercise price to $3.12 from $4.67 as a result of March 2011 private placement offering	460,452	—
Decrease in fair value of warrants	(568,030)	—

Warrant liability as of March 31, 2011	$4,882,416	4,322,421

New accounting pronouncements:

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

Significant financing and revenue for the period ended March 31, 2011 consisted of:

•	$14 million in net proceeds from a private placement offering of Common Stock in March 2011;

•	Approximately $0.2 million in research revenues from various contractor agreements; and

•	Approximately $0.2 million from the exercise of Common Stock options.

Significant financing and revenue for the fiscal year ended December 31, 2010 consisted of:

•	$9.7 million in net proceeds from registered direct offering of Common Stock and warrants in April 2010;

•	Approximately $1 million in net royalties;

•	Approximately $0.7 million in research revenues from various contractor agreements;

•	Approximately $0.5 million in contract revenue from licensing and supply agreement;

•	Approximately $0.2 million in sponsored research revenue from the U.S. Government’s Qualifying Therapeutic Discovery Project (see note 13); and

•	Approximately $0.1 million from the exercise of Common Stock options.

Company management believes that the Company’s existing cash and cash equivalents are sufficient to finance planned operations into the second quarter of 2012.

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

In addition, if the Company is faced with disruptions or crises in the worldwide financial markets as occurred in 2008 and 2009, the Company’s future ability to raise funds (and the cost of raising such funds) through the debt or equity markets could be materially more expensive or could make such markets unavailable at a time when the Company requires additional financial investment. If the Company is unable to attract additional funds it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on the Company’s business, results of operations, financial condition and stock price.

3.	Meda License, Development and Supply Agreements:

In August 2006 and September 2007, the Company entered into license, development and supply agreements (collectively referred to as the “Meda Agreements”) with Meda to develop and commercialize ONSOLIS® in the United States, Mexico and Canada (the “Meda U.S. Licensing Agreements”) and in certain countries in Europe (the “Meda EU Licensing Agreements”). These agreements were subsequently amended to cover all territories worldwide other than South Korea and Taiwan. These arrangements have license terms which commence on the date of first commercial sale in each respective territory and end on the earlier of the entrance of a generic product to the market or upon expiration of the patents, which begin to expire in January 2017. Meda may terminate the Meda U.S. Licensing Agreements at any time after a specified notice to the Company. The Company’s rights and obligations under these arrangements and related contractual cash flows from Meda are as follows:

	Cash flows received and revenue deferred
Contractual Rights and Obligations	March 31, 2011	December 31, 2010

North America

License rights to ONSOLIS® (BEMA® Fentanyl) and milestone payments	$59,800,000	$59,800,000

Research and Development Services for:
• Non-Cancer subsequent indication of product and further development of initial product	$1,541,570	$1,541,570

Total North America Agreement Milestones	$61,341,570	$61,341,570

Europe and Rest of World

License rights to BREAKYL™ (BEMA® Fentanyl) and milestone payments	$8,000,000	$8,000,000

Research and Development Services for:
• BREAKYL™ product through governmental approval in a EU country	$4,632,823	$4,522,788

Total Europe and Rest of World Milestones	$12,632,823	$12,522,788

Total All Milestones	$73,974,393	$73,864,358

Release of Milestones upon and subsequent to first sale	$(59,718,770)	$(59,716,770)

Remaining Deferred Revenue	$14,255,623	$14,147,588

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

The Company determined that, upon inception of both the Meda Agreements, all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have standalone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue were recognized. Upon first commercial sale in a European country, an estimated $18.0 million will be recognized, which includes an additional $5.0 million in milestones and approximately $0.5 million in research and development services. At March 31, 2011, there was remaining deferred revenue of $14.3 million, of which $12.6 million is related to the EU Meda arrangement milestones and EU Meda research and development services. The Company has estimated the amount of time and associated dollars (based on comparable services provided by outside third parties), as further noted below. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferral accordingly on a quarterly basis.

3.	Meda License, Development and Supply Agreements (continued):

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

ONSOLIS® was approved by the Canadian regulatory authorities in May 2010, and is the first product approved in Canada for the management of breakthrough cancer pain. ONSOLIS® will be marketed in Canada by Meda Valeant Pharma Canada Inc., a joint venture between Meda and Valeant Canada Limited. ONSOLIS® is expected to launch in Canada by the end of the second quarter of 2011.

On October 20, 2010, the Company and Meda announced approval of BEMA® Fentanyl in Europe via the Decentralized Procedure, with Germany acting as Reference Member State. BEMA® Fentanyl is indicated for the management of breakthrough pain in opioid tolerant, adult patients with cancer. National marketing authorization approvals, enabling commercial sales in each of the 25 individual EU countries, are now expected over the next several months. BEMA® Fentanyl will be marketed as BREAKYL (fentanyl buccal film) in Europe. Under the terms of its licensing agreement with Meda, the Company will receive a milestone payment of $2.5 million triggered by the first national marketing authorization of BREAKYL and another $2.5 million at the time of the first commercial sale that is anticipated sometime prior to the end of 2011. Additionally, the Company will receive a double-digit royalty on net sales.

4.	Other License Agreements and Acquired Product Rights:

Kunwha License Agreement

In May 2010, the Company entered into a License and Supply Agreement (the “Kunwha License Agreement”) with Kunwha Pharmaceutical Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Kunwha”), to develop, manufacture, sell and distribute the Company’s BEMA® Fentanyl product (the “Licensed Product”) in the Republic of Korea (the “Territory”). The Kunwha License Agreement is for a term beginning on May 26, 2010 until the date of expiration of PCT/US07/16634 (WO 2008/011194) filed in South Korea as 10-2009-7003532, or July 23, 2027, whichever is later.

4.	Other License Agreements and Acquired Product Rights (continued):

Under the terms of the Kunwha License Agreement, Kunwha was granted exclusive licensing rights for the Licensed Product in the Territory, while the Company will retain all other licensing rights to the Licensed Product not previously granted to third parties. Kunwha paid to the Company an upfront payment of $0.3 million (net of taxes the company received approximately $0.25 million) and will be responsible to make certain milestone payments which could aggregate up to $1.3 million (net of taxes the company receives approximating $1.1 million). In addition, Kunwha will pay royalties to the Company based on Net Sales (as defined in the Kunwha License Agreement) and will purchase all supplies of the Licensed Product from the Company.

Kunwha will be responsible for payment of all costs associated with the Licensed Product in the Territory. Kunwha and the Company will own any Improvements (as defined in the Kunwha License Agreement) made exclusively by such party with respect to the Licensed Product and will jointly own any Improvements that are the product of collaboration.

The upfront payment from Kunwha $0.3 million (net of taxes, approximating $0.25 million) received in June 2010 was recorded as contract revenue upon receipt. The Company early adopted the provisions of ASU 2010-17 in analyzing the up-front milestone in the license agreement.

TTY License and Supply Agreement

On October 7, 2010, the Company announced a license and supply agreement with TTY for the exclusive rights to develop and commercialize BEMA® Fentanyl (marketed as ONSOLIS® in the U.S.) in the Republic of China, Taiwan. The agreement results in potential milestone payments to the Company of up to $1.3 million, which includes an already received upfront payment of $0.3 million that was recorded as contract revenue upon receipt. In addition, the Company will receive an ongoing royalty based on net sales. TTY will be responsible for the regulatory filing of BEMA® Fentanyl in Taiwan as well as future commercialization in that territory. The term of the agreement with TTY is for the period from October 4, 2010 until the date fifteen (15) years after first commercial sale unless the agreement is extended in writing or earlier terminated as provided for in the agreement.

Agreement with QLT to Purchase Non-US BEMA® Rights

The Company’s August 2006 agreement with QLT USA, Inc. (“QLT”) to purchase the non-US rights to the BEMA® delivery technology required a payment by the Company of $1.0 million to QLT upon the approval in the first BEMA-related product in a non-US country. This payment, included in acquired product rights in the accompanying condensed consolidated balance sheet, was triggered by the Company’s announcement on May 10, 2010 of the approval of a New Drug Submission by Health Canada, the regulatory authority in Canada, for ONSOLIS®. The Company made a payment to QLT of $0.75 million in June 2010 with the remaining $0.25 million expected to be paid in 2011.

5.	Related Party Transactions:

On December 30, 2009, the Company entered into an Emezine™ Settlement Agreement (the “Settlement Agreement”) with Accentia Biopharmaceuticals, Inc., a related party (“Accentia”), Arius One and Accentia Pharmaceuticals, Inc. f/k/a TEAMM Pharmaceuticals Inc., a subsidiary of Accentia (“TEAMM”). Pursuant to the Settlement Agreement, the Company has received a warrant to purchase 2 million shares of common stock of Accentia’s majority-owned subsidiary, Biovest International, Inc. (“Biovest”), from Accentia. Such warrant has an exercise price equal to 120% of the closing bid price of Biovest’s common stock as of the date the bankruptcy court overseeing Accentia’s Chapter 11 reorganization entered a final order authorizing Accentia to carry out the Settlement Agreement, which was $0.89 per share. The warrant was recorded at December 31, 2009 with a Black-Scholes value of $0.6 million. However, the warrant was not received by the Company until February 17, 2010 (the “Settlement date”), the date which the bankruptcy court issued the final order authorizing the Settlement Agreement. At the settlement date, the warrant was valued using the Black-Scholes model, which resulted in a gain on settlement of $0.4 million for the quarter ended March 31, 2010, and is included in related party general and administrative in the accompanying condensed consolidated statement of operations. Subsequent to the settlement date and prior to the end of the three months ended March 31, 2010, the stock price of Biovest’s common stock increased, which resulted in a derivative gain of $2.1 million and is included in derivative (loss) gain in the accompanying condensed consolidated statement of operations. During the three months ended March 31, 2011, the stock price of Biovest’s common stock declined, which resulted in a derivative loss of $0.6 million is included in derivative (loss) gain in the accompanying condensed consolidated statement of operations.

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

The following tabular presentation reflects the components of derivative assets and liabilities as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Derivative assets at fair value:
Free standing warrants related party	$704,140	$1,299,031

	March 31, 2011	December 31, 2010
Shares into which derivative asset can be settled:
Free standing warrants related party	2,000,000	2,000,000

	March 31, 2011	December 31, 2010
Derivative liability at fair value:
Free standing warrants	$4,882,416	$4,989,993

The following tabular presentation reflects the components of derivative financial instruments for the three month periods ended March 31, 2011 and 2010:

	3 months ending	3 months ending
	Mar 31, 2011	Mar 31, 2010
Shares into which derivative liability can be settled:
Free standing warrants	4,322,421	4,211,284

	3 months ending	3 months ending
	Mar 31, 2011	Mar 31, 2010
Derivative (expense) income in the accompanying statement of operations is related to the individual derivatives as follows:
Free standing warrants assets, related party	$(594,891)	$2,103,000
Free standing warrants liabilities	107,578	766,972

	$(487,313)	$2,869,972

7.	Stockholders’ Equity:

Stock-based compensation:

During the three months ended March 31, 2011, 296,174 options with fair market value of approximately $1 million were granted to Company employees and directors. The employee options granted have a term of 10 years from the grant date and vest ratably over a three year period. Director options vest immediately. The fair value of each option is amortized as compensation expense evenly through the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2011 follows:

Expected price volatility	72.29%-73.21%
Risk-free interest rate	1.93%-1.99%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the three months ended March 31, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2011	4,311,539	$3.65
Granted
Officers and Directors	57,256
Others	238,918
Exercised	(75,798)
Forfeitures	(7,324)

Outstanding at March 31, 2011	4,524,591	$3.66	$2,576,379

Options outstanding at March 31, 2011 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	3,583,346	6.91	$2.97
$ 5.01 – 10.00	941,245	6.48	$6.27

	4,524,591			$2,576,379

7.	Stockholders’ Equity (continued):

Options exercisable at March 31, 2011 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	2,466,219	5.98	$2.84
$ 5.01 – 10.00	921,245	6.44	$6.29

	3,387,464			$2,011,598

The weighted average grant date fair value of options granted during the three months ended March 31, 2011 was $3.44. There were no options granted during the three months ended March 31, 2011 whose exercise price was lower than the estimated market price of the stock at the grant date.

A summary of the status of the Company’s non-vested stock options as of January 1, 2011, and changes during the three months ended March 31, 2011 is summarized as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2011	1,036,960
Granted	296,174
Vested	(208,683)
Forfeited	(7,324)

Nonvested at March 31, 2011	1,117,127	$3.21	$579,653

As of March 31, 2011, there was approximately $1.7 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed over the next two years.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrants outstanding at March 31, 2011, all of which are exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 – 5.00	4,798,921	2.06	$3.54
$ 5.01 – 10.00	475,000	0.30	$5.55

	5,273,921			$1,456,276

8.	Net Loss per Common Share

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations.

	Three Months Ended March 31,
	2011	2010

Net loss	$(9,019,311)	$(191,222)

Basic and Diluted:
Weighted average shares outstanding (denominator)	25,105,563	21,177,116

Net loss per common share basic and diluted	$(0.36)	$(0.01)

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

As a result of these developments, at June 30, 2010, the Company performed an impairment test on the carrying value of the Bioral® License Agreements and determined an impairment charge for the full unamortized carrying value of approximately $0.2 million was warranted. The amount is shown in the accompanying income statement as impairment of intangible license. There were no impairments as of the three months ending March 31, 2011.

9.	Subsequent Events:

On May 12, 2011, the Company and its wholly owned subsidiaries, Arius One and Arius Two, entered into an Amendment to Clinical Development and License Agreement (the “CDLA Amendment”) by and among CDC V, LLC (“CDC”), NB Athyrium LLC (“Athyrium”). The CDLA Amendment amends certain terms of that certain Clinical Development and License Agreement, dated as of July 14, 2005 and as amended (the “CDLA”), under which CDC’s predecessors provided funding for the clinical development of the Company’s ONSOLIS® product. Athyrium is a party to the CDLA Amendment as CDC has previously, in addition to providing certain other rights to Athyrium, assigned certain of CDC’s rights to receive royalties from the Company under the CDLA to Athyrium. Arius and Arius Two are parties to the CDLA as they legally hold certain intellectual property rights to ONSOLIS®. Under the terms of the CDLA Amendment, among other matters, the parties agreed to increase the royalty rate to be received by CDC/Athyrium retroactively to the initial launch date of ONSOLIS® and, accordingly, the Company has recorded $0.3 million as additional cost of product royalties for the quarter ended March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). See “Cautionary Note Regarding Forward Looking Statements” below.

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Product Royalty Revenues. We recognized $0.03 million and $0.01 million in product royalty revenue during the three months ended March 31, 2011 and 2010, respectively, under our license agreement with Meda. For both periods, we did not ship product to Meda. Therefore, the revenue recognized was for minor pricing reconciliations.

Research Revenues. We recognized $0.2 million of revenue related to a research and development agreement with Meda during the three months ended March 31, 2011 and 2010, respectively.

Contract Revenues. We recognized $0.002 million and $0.04 million during the three months ended March 31, 2011 and 2010, respectively, in contract revenue related to previously deferred revenue under our license agreement with Meda.

Cost of Product Royalties. We recognized $0.3 million and $0.01 million during the three months ended March 31, 2011 and 2010, respectively, in cost of product royalties related to pricing adjustments owed to CDC IV, LLC (“CDC”), since no product was shipped during both periods. Beginning in 2005, we entered into agreements with CDC’s predecessor under which CDC provided funds to us for the development of ONSOLIS®. As a result, we owe a royalty to CDC based on net sales of ONSOLIS®. An interpretation of a provision of our agreement calls for adjustments to the CDC royalty based on the pricing of competitive products to ONSOLIS®. After analysis of this provision, we have amended our agreement with CDC and as a result of that amendment, agreed to increase the royalty rate retroactively to the initial launch date of ONSOLIS® and accordingly have recorded $0.3 million as additional cost of product royalties in this quarter. This explains the relatively large expense for the three months ended March 31, 2011 in spite of having no corresponding revenue for the period.

Research and Development Expenses. During the three months ended March 31, 2011 and 2010, research and development expenses totaled $6.7 million and $1.5 million, respectively. The increase in research and development expenses can be attributed to the ramp-up of the Buprenorphine clinical trials. Our scientific staff continued to work toward development and application of our BEMA® delivery technology, but particularly with respect to ONSOLIS® and Buprenorphine. Funding of this research in 2011 and 2010 was obtained through deferred license revenue, a private placement stock offering, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA® drug delivery technologies.

General and Administrative Expenses, net. During the three months ended March 31, 2011 and 2010, general and administrative expenses totaled $1.8 million, respectively. General and administrative costs include legal, accounting, and management wages, legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. During the three months ended March 31, 2010, we recorded a gain on settlement for a warrant from a related party which totaled approximately $0.4 million (See Note 5 to the accompanying financial statements). This is included in related party general and administrative, net.

Interest Income. During the three months ended March 31, 2011 and 2010 we had interest income of $0.04 million and $0.004 million, respectively.

Derivative (loss) gain. Derivative (loss) gain is related to the adjustment to fair value of derivative assets and liabilities. Our related party derivative asset consists of 2 million Biovest options. Biovest stock price dropped during the three months ended March 31, 2011. This was the primary cause of our derivative loss. For the three months ended March 31, 2010, the opposite occurred. The Biovest share price increased, causing a large derivative gain.

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

On March 11, 2011, we consummated a private placement offering to institutional investors of an aggregate of 4,807,693 shares of our common stock at a price equal to $3.12 per share, representing a 10% discount to an agreed upon volume weighted average price of our stock. Gross proceeds we received from the offering were $15 million (net proceeds approximating $14 million). No warrants were issued to investors in the Offering. Proceeds from this offering are expected to be used principally for the clinical development of our pipeline of products, particularly BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone. The proceeds also strengthen the Company’s balance sheet as the Company participates in commercial partnering discussions for BEMA® Buprenorphine.

Our cash used in operations will continue beyond our ONSOLIS® agreements with Meda as we research, develop, and potentially, manufacture and commercialize additional drug formulations with our BEMA® technology. We believe further application of our BEMA® delivery technology to other drugs will result in license agreements (and potential upfront, milestone and/or royalty payments to us) with other commercial partners such as Meda, and so our plan of operations for the foreseeable future will be to develop additional products with our BEMA® technology. Our near term focus will not be on the marketing, production or sale of FDA approved products, although we may seek to develop these capabilities in the future as part of our longer term plans.

At March 31, 2011, we had cash and cash equivalents of approximately $26.2 million. We used $6.1 million of cash from operations during the three months ended March 31, 2011. As of March 31, 2011, we had stockholders’ equity of $15.2 million, versus $9.8 million at December 31, 2010. Our existing cash and cash equivalents are believed by our management to be sufficient to finance planned operations into the second quarter of 2012.

However, additional capital may be required in order to proceed with our support of the manufacturing of ONSOLIS®, clinical development programs for other products in our pipeline such as BEMA® Buprenorphine (the scale of which is dependent in part on the success of ONSOLIS® and on the results from our clinical studies for each of these products), and for general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we anticipate that we may be required to raise additional capital through a variety of sources, including:

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

In addition, if we are faced with worldwide financial and credit crises as occurred in 2008 and 2009, it may make the future cost of raising funds through the debt or equity markets more expensive or make financial markets unavailable to us at times when we require additional financing.

If we are unable to attract additional funds it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

Update on Timing for Canadian Launch of Onsolis®

On November 9, 2010, we announced that due to a temporary stoppage of manufacturing at Aveva Drug Delivery Systems, Inc., our ONSOLIS® manufacturer (which stoppage ended shortly after such announcement), we estimated that launch stocks of ONSOLIS® for shipment in the Canadian market would be available in late March or April of 2011. By way of update, all product necessary to supply the Canadian launch of ONSOLIS® and to continue to supply the United States has now been manufactured at Aveva. However, due to an analytical method testing issue encountered recently at Aveva that must be resolved in order to release the product into the marketplace , the commercial launch in Canada has been further delayed. Our current expectation is that the issue will be resolved during the second quarter of 2011 allowing for shipment of product to Canada by the end of the second quarter. Commercial supply of ONSOLIS® in the United States could be impacted should this problem persist during this same time period. Our ONSOLIS® commercial partner, Meda Pharmaceuticals, has implemented a program in the United States to extend the shelf life of product currently in their inventory that could assist in minimizing disruption of product supply in the United States.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2011 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$226,213	$121,924	$104,289	$—	$—
Employment agreements	727,125	727,125	—	—	—
Minimum royalty expenses*	12,000,000	375,000	3,000,000	3,000,000	5,625,000

Total contractual cash obligations	$12,953,338	$1,224,049	$3,104,289	$3,000,000	$5,625,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC regardless of actual sales. Minimum royalties began in the second quarter of 2011.

Off - Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, product rights, and licenses, all of which are accounted for based on GAAP related to Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but is tested annually in December for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated benefit, ranging from eleven to thirteen years. Our carrying value of goodwill at March 31, 2011 was $2.715 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements or the underlying patents. Our carrying value of other amortizing intangible assets at March 31, 2011 was $6.8 million, net of accumulated amortization of $3.1 million. We begin amortizing capitalized intangibles on their date of acquisition.

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

There were no impairment charges during the three months ended March 31, 2011. We recorded a $0.2 million impairment charge in 2010. The impairment charge removed the remaining intangible asset related to Bioral®. We determined not to pursue Bioral® Amphotericin B for the treatment of Cutaneous Leishmaniasis (see Note 9 to the accompanying financial statements).

Stock-Based Compensation and other stock based valuation issues (derivative accounting)

We account for stock-based awards to employees and non-employees in accordance with generally accepted accounting principles related to share based payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by management based predominantly on the trading price of our Common Stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide the service in exchange for the award. We use the Black-Scholes options-pricing model to determine the fair value of stock option and warrant grants. We also use the Black-Scholes option pricing model as the primary basis for valuing our derivative liabilities and assets at each reporting date (both embedded and free-standing derivatives). The underlying assumptions used in this determination are primarily the same as are used in the determination of stock-based compensation discussed in the previous paragraph except contractual lives of the derivative instruments are utilized rather than expected option terms as discussed in the previous paragraph.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $0.25 million for substantially all depository accounts. We from time to time may have amounts on deposit in excess of the insured limits. As of March 31, 2011, we had approximately $26.2 million which exceed these insured limits.

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

Market indexed security risk

We have a warrant to purchase 2 million shares of common stock of Biovest International. This warrant investment is re-measured to its fair value at each reporting period with changes in its fair value recorded as derivative (loss) gain in the condensed consolidated statement of operations. We use the Black-Scholes model for valuation of the warrants.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. Actual results, including, without limitation: (i) actual sales results and royalty or milestone payments, if any, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of the Company’s 2010 Annual Report and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On November 5, 2010, we received notice of a possible legal action against us for alleged patent infringement involving a third-party patent. The aforementioned legal action was filed by MonoSol Rx, LLC (“MonoSol”) in the Federal District Court of New Jersey on November 2, 2010, and we were formally served on January 19, 2011. MonoSol claims that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which we and our partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588). MonoSol also has made a claim of false marking as part of its complaint. Of note, the BEMA® technology itself is not at issue in the case, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured.

We refute as without merit MonoSol’s assertion of patent infringement, which relates to our confidential, proprietary manufacturing process for ONSOLIS®. We further refute MonoSol’s claim of false marking. On February 23, 2011, we filed our initial answer in this case. In our answer, we stated our position that our products, methods and/or components do not infringe MonoSol’s patent because they do not meet the limitations of any valid claim of MonoSol’s patent. Moreover, in our answer, we stated our position that MonoSol’s patent which is the subject of the case, is actually invalid and unenforceable for failure to comply with one or more of the requirements of applicable U.S. patent law.

For these and other reasons, we intend to defend this case vigorously, and we anticipate that MonoSol’s claims will be rejected. However, in an effort to avoid such litigation, we are presently engaged in settlement discussions with MonoSol as it relates to the purported patent infringement litigation. These discussions are part of the normal course of such an action but does not alter our view of non infringement and invalidity of the subject patent. We will continue to defend our position vigorously should business discussions with MonoSol not result in a settlement agreement. A case management conference has been scheduled for May 26, 2011 to establish a calendar of dates for proceedings in the case.

Item 1A.	Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2011, we consummated a private placement offering (the “Offering”) to institutional investors of an aggregate of 4,807,693 shares of the our Common Stock (the “Shares”) at a price equal to $3.12 per share as further disclosed in a Current Report on Form 8-K filed with the SEC on March 16, 2011. The Offering commenced and concluded on March 11, 2011. Gross proceeds from the Offering were approximately $15 million, which was also the amount sold and the aggregate offering price sold in the Offering. The net proceeds of the Offering to us after deducting expenses were approximately $14 million.

Proceeds from the Offering are expected to be used to progress the clinical development of our pipeline of products, particularly BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone. The proceeds also strengthen our balance sheet as we progress through commercial partnering negotiations for BEMA® Buprenorphine.

In order to fulfill certain contractual obligations to the investors in the Offering, on April 1, 2011, we filed Registration Statement of Form S-3 covering the public resale of the Shares. Which registration was declared effective by the SEC on April 13, 2011.

William Blair & Company, L.L.C. acted as the exclusive placement agent for the Offering and received placement agent fees in the amount of $825,000.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: May 13, 2011	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ James A. McNulty
James A. McNulty, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)

S-1