Form 10-Q
period 2011-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2011-08-15
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, there were 29,577,146 shares of company common stock issued and 29,561,655 shares of company common stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,188,100	$18,208,659
Accounts receivable, other	222,628	633,216
Prepaid expenses and other current assets	842,738	236,112

Total current assets	22,253,466	19,077,987
Equipment, net	3,344,353	3,424,869
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	8,000,000	8,000,000
Accumulated amortization	(3,304,147)	(2,858,657)

Total other intangible assets	6,595,853	7,041,343
Derivative asset, warrant (note 6)	590,540	1,299,031
Other assets	21,976	21,976

Total assets	$35,521,188	$33,580,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities, other	$5,402,673	$4,656,295
Deferred revenue, current	12,523,099	12,491,907
Derivative liabilities (note 6)	3,385,199	4,989,993

Total current liabilities	21,310,971	22,138,195
Deferred revenue, long-term	1,660,401	1,655,681

Total liabilities	22,971,372	23,793,876

Commitments and contingencies	—	—
Stockholders’ equity:
Common Stock, $.001 par value; 45,000,000 shares authorized, 29,577,146 and 24,038,445 shares issued; 29,561,655 and 24,022,954 shares outstanding in 2011 and 2010, respectively	29,578	24,039
Additional paid-in capital	98,931,543	82,055,934
Treasury stock, at cost, 15,491 shares, 2011 and 2010	(47,183)	(47,183)
Accumulated deficit	(86,364,122)	(72,246,460)

Total stockholders’ equity	12,549,816	9,786,330

Total liabilities and stockholders’ equity	$35,521,188	$33,580,206

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:

Product royalties	$—	$1,745,896	$34,225	$1,796,135
Research revenues	33,606	220,194	226,843	397,337
Contract revenues	4,800	250,476	6,800	250,476

Total Revenues:	38,406	2,216,566	267,868	2,443,948

Cost of product royalties	(425,930)	796,525	(128,510)	808,954

Expenses:
Research and development	4,720,208	1,521,531	11,410,882	2,970,996
General and administrative	1,930,875	2,196,886	3,695,364	4,401,647
Related party general and administrative, net:	18,750	21,500	37,500	(339,000)
Impairment of intangible license	—	243,648	—	243,648

Total Expenses:	6,669,833	3,983,565	15,143,746	7,277,291

Loss from operations	(6,205,497)	(2,563,524)	(14,747,368)	(5,642,297)

Interest income	48,411	4,280	86,194	7,571
Derivative gain	1,046,869	3,306,470	559,556	6,176,442
Other income (expense), net	11,866	28,635	(16,044)	42,923

Net (loss) income	(5,098,351)	775,861	(14,117,662)	584,639

Net (loss) income attributable to common stockholders	$(5,098,351)	$775,861	$(14,117,662)	$584,639

Basic earnings per share:	$(0.18)	$0.03	$(0.52)	$0.03

Diluted earnings per share:	$(0.18)	$0.01	$(0.52)	$0.00

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2011	24,038,445	$24,039	$82,055,934	$(47,183)	$(72,246,460)	$9,786,330
Stock-based compensation	—	—	448,693	—	—	448,693
Stock option exercises	129,888	130	349,546	—	—	349,676
Reclassification of derivative liability to equity	—	—	336,747	—	—	336,747
Exercise of warrants	601,120	601	1,748,658	—	—	1,749,259
Private placement offering, net	4,807,693	4,808	13,991,965	—	—	13,996,773
Net loss	—	—	—	—	(14,117,662)	(14,117,662)

Balances, June 30, 2011	29,577,146	$29,578	$98,931,543	$(47,183)	$(86,364,122)	$12,549,816

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net (loss) income	$(14,117,662)	$584,639
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	653,764	610,171
Derivative gain	(559,556)	(6,176,442)
Stock-based compensation expense	448,693	660,594
Intangible license impairment	—	243,648
Gain on settlement	—	(382,800)
Changes in assets and liabilities:
Accounts receivable	410,589	249,362
Prepaid expenses and other assets	(606,626)	(14,848)
Accounts payable and accrued expenses	791,001	(872,424)
Deferred revenue	35,913	512,603
Income tax payable	—	(350,000)

Net cash flows used in operating activities	(12,943,884)	(4,935,497)

Investing activities:
Purchase of equipment	(127,760)	(96,831)
Purchase of intangible assets	—	(1,000,000)

Net cash flows from investing activities	(127,760)	(1,096,831)

Financing activities:
Proceeds from issuance of common stock	13,996,773	9,747,500
Proceeds from exercise of stock options	349,676	97,882
Proceeds from exercise of warrants	1,749,259	—
Change in amounts due to related parties	(44,623)	(2,566,519)

Net cash flows from financing activities	16,051,085	7,278,863

Net change in cash and cash equivalents	2,979,441	1,246,535
Cash and cash equivalents at beginning of period	18,208,659	23,873,403

Cash and cash equivalents at end of period	$21,188,100	$25,119,938

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

1.	Basis of presentation:

Overview:

The accompanying unaudited condensed consolidated financial statements of BioDelivery Sciences International, Inc., together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc. (“Arius One”) and Arius Two, Inc. (“Arius Two”) and its majority-owned, inactive subsidiary, Bioral Nutrient Delivery, LLC (“BND”) (collectively, the “Company” or “we”, “us” or similar terminology) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011 and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated.

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

The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2010 Annual Report.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

1.	Basis of presentation (continued):

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value Measurements Using:
Assets
Derivative asset (warrant)	$—	$590,540	$—	$590,540	$—	$1,299,031	$—	$1,299,031
Liabilities
Derivative liabilities	$—	$3,385,199	$—	$3,385,199	$—	$4,989,993	$—	$4,989,993

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant observable inputs (Level 2). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 2 as of June 30, 2011 and December 31, 2010.

	$	Number of Warrants
Assets:
Warrant asset as of January 1, 2011	$1,299,031	2,000,000
Decrease in fair value of warrants	(708,491)	—

Warrant asset as of June 30, 2011	$590,540	2,000,000

Liabilities:
Warrant liability as of January 1, 2011	$4,989,993	4,322,421
Increase in fair value of warrants issued in April 2010 financing due to anti-dilution adjustment of exercise price to $3.12 from $4.67 as a result of March 2011 private placement offering	460,452	—
Decrease due to exercise of warrants by CDC	(336,747)	(601,120)
Decrease in fair value of warrants	(1,728,499)	—

Warrant liability as of June 30, 2011	$3,385,199	3,721,301

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

In December 2010, the FASB released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 has not had a material impact on the Company’s consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

1.	Basis of presentation (continued):

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on January 1, 2012 and does not expect the adoption to have a material impact on its condensed consolidated financial statements.

2.	Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of its agreements with Meda AB (“Meda”) regarding the Company’s one approved product, ONSOLIS® (see Note 3). The Company intends to finance its research and development and commercialization efforts and its working capital needs from existing cash, royalty revenue, debt and/or equity financings, licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

Significant financing and revenue for the six months ended June 30, 2011 consisted of:

•	$14 million in net proceeds from a private placement offering of Common Stock in March 2011;

•	Approximately $1.7 million from the exercise of Common Stock warrants;

•	Approximately $0.2 million in research revenues from various contractor agreements; and

•	Approximately $0.3 million from the exercise of Common Stock options.

Significant financing and revenue for the fiscal year ended December 31, 2010 consisted of:

•	$9.7 million in net proceeds from registered direct offering of Common Stock and warrants in April 2010;

•	Approximately $1 million in net royalties;

•	Approximately $0.7 million in research revenues from various contractor agreements;

•	Approximately $0.5 million in contract revenue from licensing and supply agreements;

•	Approximately $0.2 million in sponsored research revenue from the U.S. Government’s Qualifying Therapeutic Discovery Project; and

•	Approximately $0.1 million from the exercise of Common Stock options.

Company management believes that the Company’s existing cash and cash equivalents are sufficient to finance planned operations into the second quarter of 2012.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

2.	Liquidity and management’s plans (continued):

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

In addition, if the Company is faced with disruptions or crises in the worldwide financial markets as occurred in 2008 and 2009 and very recently in 2011, the Company’s future ability to raise funds (and the cost of raising such funds) through the debt or equity markets could be materially more expensive or could make such markets unavailable at a time when the Company requires additional financial investment. If the Company is unable to attract additional funds it may adversely affect the Company’s ability to achieve its development and commercialization goals, which could have a material and adverse effect on the Company’s business, results of operations, financial condition and stock price.

3.	Meda License, Development and Supply Agreements:

In September 2007 and August 2006, the Company entered into license, development and supply agreements (collectively referred to as the “Meda Agreements”) with Meda to develop and commercialize ONSOLIS® in, respectively, the United States, Mexico and Canada (the “Meda U.S. Licensing Agreements”) and in certain countries in Europe (the “Meda EU Licensing Agreements”). These agreements were subsequently amended to cover all territories worldwide other than South Korea and Taiwan. These arrangements have license terms which commence on the date of first commercial sale in each respective territory and end on the earlier of the entrance of a generic product to the market or upon expiration of the patents, which begin to expire in January 2017. Meda may terminate the Meda U.S. Licensing Agreements at any time after a specified notice to the Company and may terminate the Meda EU Licensing Agreements only upon breach of a material provision of the contract. The Company’s rights and obligations under these arrangements and related contractual cash flows from Meda are as follows:

	Cash flows received and revenue deferred
Contractual Rights and Obligations	June 30, 2011	December 31, 2010

North America

License rights to ONSOLIS® (BEMA® Fentanyl) and milestone payments	$59,800,000	$59,800,000

Research and Development Services for:
• Non-Cancer subsequent indication of product and further development of initial product	$1,536,770	$1,541,570

Total North America Agreement Milestones	$61,336,770	$61,341,570

Europe and Rest of World

License rights to BREAKYL™ (BEMA® Fentanyl) and milestone payments	$8,000,000	$8,000,000

Research and Development Services for:
• BREAKYL™ product through governmental approval in a EU country	$4,565,500	$4,522,788

Total Europe and Rest of World Milestones	$12,565,500	$12,522,788

Total All Milestones	$73,902,270	$73,864,358

Release of Milestones upon and subsequent to first sale	$(59,718,860)	$(59,716,770)

Remaining Deferred Revenue	$14,183,410	$14,147,588

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The Company determined that, upon inception of both the Meda Agreements, all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have standalone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue were recognized. Upon first commercial sale in a European country, an estimated $18.0 million will be recognized, which includes an additional $5.0 million in milestones and approximately $0.5 million in research and development services. At June 30, 2011, there was remaining deferred revenue of $14.2 million, of which $12.6 million is related to the EU Meda arrangement milestones and EU Meda research and development services. The Company has estimated the amount of time and associated dollars (based on comparable services provided by outside third parties), as further noted below. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferral accordingly on a quarterly basis.

In connection with delivery of the license to Meda, the Company has determined that each of the undelivered obligations have stand-alone value to Meda as these post-commercialization services encompass additional clinical trials on different patient groups but do not require further product development and these services and product supply obligations can be provided by third-party providers available to Meda. Further, the Company obtained third-party evidence of fair value for the non-cancer and other research and development services and other service obligations, based on hourly rates billed by unrelated third-party providers for similar services contracted by the Company. The Company also obtained third-party evidence of fair value of the product supply deliverable based on the outsourced contract manufacturing cost charged the Company from the third-party supplier of the product. The arrangements do not contain any general rights of return. Therefore, the remaining deliverables to the arrangements will be accounted for as three separate units of accounting to include (1) product supply, (2) research and development services for the non-cancer indication and further research and development of the first indication of the ONSOLIS® product and (3) the combined requirements related to the remaining other service-related obligations due Meda to include participation in committees and certain other specified services. A portion of the upfront payments attributed to other service-related obligations will be recognized as revenue as services are provided through expiration of the license. This represents approximately $1.6 million (under the Meda U.S. Agreements) and $0.1 million (under the Meda EU Agreements).

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

ONSOLIS® was approved by the Canadian regulatory authorities in May 2010, and is the first product approved in Canada for the management of breakthrough cancer pain. ONSOLIS® will be marketed in Canada by Meda Valeant Pharma Canada Inc., a joint venture between Meda and Valeant Canada Limited. It is expected that the commercial launch of ONSOLIS® in Canada will take place in the third quarter of 2011.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

3.	Meda License, Development and Supply Agreements (continued):

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

Kunwha License Agreement

In May 2010, the Company entered into a License and Supply Agreement (the “Kunwha License Agreement”) with Kunwha Pharmaceutical Co., Ltd., (“Kunwha”) a corporation organized under the laws of the Republic of Korea, to develop, manufacture, sell and distribute the Company’s BEMA® Fentanyl product in the Republic of Korea. The Kunwha License Agreement is for a term beginning on May 26, 2010 until the date of expiration of PCT/US07/16634 (WO 2008/011194) filed in South Korea as 10-2009-7003532, or July 23, 2027, whichever is later. Either the Company or Kunwha may terminate the Kunwha License Agreement prior to the expiration of the term: (i) upon or after the cessation of operations of the other party or the bankruptcy, insolvency, dissolution or winding up of the other party (other than dissolution or winding up for the purposes or reconstruction or amalgamation); or (ii) upon or after the breach of any material provision of Kunwha License Agreement by the other party if the breaching party has not cured such breach within a period of time after written notice thereof by the non-breaching party. In addition, both the Company and Kunwha have the right to terminate the Kunwha License Agreement on advanced written notice upon the occurrence of certain specified events such as failure to pay required royalties or the loss, revocation, suspension, termination or expiration of approvals to engage in the activities covered by the Kunwha License Agreement.

Under the terms of the Kunwha License Agreement, Kunwha was granted exclusive licensing rights for BEMA® Fentanyl in the Republic of Korea, while the Company will retain all other licensing rights to BEMA® Fentanyl not previously granted to third parties. Kunwha paid to the Company an upfront payment of $0.3 million in May 2010 (net of taxes the company received approximately $0.25 million) and will be responsible to make certain milestone payments which could aggregate up to $1.3 million (net of taxes the company receives approximately $1.1 million). In addition, Kunwha will pay royalties to the Company based on Net Sales (as defined in the Kunwha License Agreement) and will purchase all supplies of BEMA® Fentanyl from the Company.

Kunwha will be responsible for payment of all costs associated with BEMA® Fentanyl in the Republic of Korea. Kunwha and the Company will own any Improvements (as defined in the Kunwha License Agreement) made exclusively by such party with respect to the Licensed Product and will jointly own any Improvements that are the product of collaboration.

The upfront payment from Kunwha $0.3 million (net of taxes, approximately $0.25 million) received in June 2010 was recorded as contract revenue upon receipt. The Company early adopted the provisions of ASU 2010-17 in analyzing the up-front milestone in the license agreement.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

4.	Other License Agreements and Acquired Product Rights:

TTY License and Supply Agreement

On October 7, 2010, the Company announced a license and supply agreement (the “TTY Agreement”) with TTY Biopharm Ltd. (“TTY”) for the exclusive rights to develop and commercialize BEMA® Fentanyl (marketed as ONSOLIS® in the U.S.) in the Republic of China, Taiwan. The TTY Agreement results in potential milestone payments to the Company of up to $1.3 million, which includes an already received upfront payment of $0.3 million that was recorded as contract revenue upon receipt. In addition, the Company will receive an ongoing royalty based on net sales. TTY will be responsible for the regulatory filing of BEMA® Fentanyl in Taiwan as well as future commercialization in that territory. The term of the TTY Agreement is for the period from October 4, 2010 until the date fifteen (15) years after first commercial sale unless the agreement is extended in writing or earlier terminated as provided for in the agreement. Either the Company or TTY may terminate the TTY Agreement prior to the expiration of the term: (i) upon or after the cessation of operations of the other party or the bankruptcy, insolvency, dissolution or winding up of the other party (other than dissolution or winding up for the purposes or reconstruction or amalgamation); or (ii) upon or after the breach of any material provision of TTY Agreement by the other party if the breaching party has not cured such breach within a period of time after written notice thereof by the non-breaching party. In addition, TTY may terminate the TTY Agreement on advanced written notice to the Company, and both the Company and TTY have the right to terminate the TTY Agreement on advanced written notice upon the occurrence of certain specified events such as failure to pay required royalties or the loss, revocation, suspension, termination or expiration of approvals to engage in the activities covered by the TTY Agreement.

Agreement with QLT to Purchase Non-US BEMA® Rights

The Company’s August 2006 agreement with QLT USA, Inc. (“QLT”) to purchase the non-US rights to the BEMA® delivery technology required a payment by the Company of $1.0 million to QLT upon the approval in the first BEMA-related product in a non-US country. This payment, included in acquired product rights in the accompanying condensed consolidated balance sheet, was triggered by the Company’s announcement on May 10, 2010 of the approval of a New Drug Submission by Health Canada, the regulatory authority in Canada, for ONSOLIS®. The Company made a payment to QLT of $0.75 million in June 2010 with the remaining $0.25 million expected to be paid in 2011 upon the complete transfer of all required patent documentation.

License Amendment with CDC

On May 12, 2011, the Company entered into an Amendment to Clinical Development and License Agreement (the “CDLA Amendment”) by and among CDC V, LLC (“CDC”), NB Athyrium LLC (“Athyrium”). The Company is a party to a Clinical Development and License Agreement, dated as of July 14, 2005 (as amended, the “CDLA”), with a predecessor to CDC pursuant to which CDC provided funding for the development of the Company’s ONSOLIS® product. Athyrium holds certain rights, acquired from CDC, to receive royalties on sales of ONSOLIS®.

Under the terms of the CDLA Amendment, among other matters, the parties agreed to increase the royalty rate to be received by CDC/Athyrium retroactively to the initial launch date of ONSOLIS® and, accordingly, the Company has recorded $0.3 million as additional cost of product royalties for the six months ended June 30, 2011. In addition, certain terms of the CLDA were amended and restated to clarify that royalty payments by the Company under the CDLA will be calculated based on Meda’s sales of ONSOLIS®, whereas previous Company royalty payments to CDC were calculated based on Company sales of ONSOLIS® to Meda. The difference between these two calculations resulted in a $1.1 million overpayment by the Company. This will be rectified by adjusting future royalty payments.

As a result, the Company did not pay the March 31, 2011 quarterly royalty payment due to CDC/Athyrium and will not be required to pay another royalty payment until December 31, 2011. Accordingly, for the six months ended June 30, 2011, there is a $0.4 million prepaid royalty recorded in the accompanying condensed consolidated balance sheet and a corresponding credit in cost of product royalties which was recorded for the three months ending June 30, 2011.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

5.	Related Party Transactions:

On December 30, 2009, the Company entered into an Emezine™ Settlement Agreement (the “Settlement Agreement”) with Accentia Biopharmaceuticals, Inc., a related party (“Accentia”), Arius One and Accentia Pharmaceuticals, Inc. f/k/a TEAMM Pharmaceuticals Inc., a subsidiary of Accentia (“TEAMM”). Pursuant to the Settlement Agreement, the Company has received a warrant to purchase 2 million shares of common stock of Accentia’s majority-owned subsidiary, Biovest International, Inc. (“Biovest”), from Accentia. Such warrant has an exercise price equal to 120% of the closing bid price of Biovest’s common stock as of the date the bankruptcy court overseeing Accentia’s Chapter 11 reorganization entered a final order authorizing Accentia to carry out the Settlement Agreement, which was $0.89 per share. The warrant was recorded at December 31, 2009 with a Black-Scholes value of $0.6 million. However, the warrant was not received by the Company until February 17, 2010 (the “Settlement Date”), the date which the bankruptcy court issued the final order authorizing the Settlement Agreement. At the settlement date, the warrant was valued using the Black-Scholes model, which resulted in a gain on settlement of $0.4 million for the six months ended June 30, 2010, and is included in related party general and administrative in the accompanying condensed consolidated statement of operations. Subsequent to the Settlement Date and prior to the end of the six months ended June 30, 2010, the stock price of Biovest’s common stock increased, resulting in a derivative gain of $2.1 million and is included in derivative (loss) gain in the accompanying condensed consolidated statement of operations. During the six months ended June 30, 2011, the stock price of Biovest’s common stock declined, resulting in a derivative loss of $0.7 million and is included in derivative gain in the accompanying condensed consolidated statement of operations.

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

The following tabular presentation reflects the components of derivative assets and liabilities as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Derivative assets at fair value:
Free standing warrants related party	$590,540	$1,299,031

	June 30, 2011	December 31, 2010
Shares into which derivative asset can be settled:
Free standing warrants related party	2,000,000	2,000,000

	June 30, 2011	December 31, 2010
Derivative liability at fair value:
Free standing warrants*	$3,385,199	$4,989,993

*	These warrants can be settled by issuance of 3,721,301 and 5,298,921 shares of Common stock at June 30, 2011 and December 31, 2010, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

6.	Derivative Financial Instruments (continued):

The following tabular presentation reflects the components of derivative financial instruments for the three and six month periods ended June 30, 2011 and 2010:

	3 months ending June 30, 2011	3 months ending June 30, 2010	6 months ending June 30, 2011	6 months ending June 30, 2010
Derivative gain in the accompanying statement of operations is related to the individual derivatives as follows:
Free standing warrants assets, related party	$(113,600)	$(864,800)	$(708,231)	$1,238,200
Free standing warrants liabilities	1,160,469	4,171,270	1,267,787	4,938,242

	$1,046,869	$3,306,470	$559,556	$6,176,442

7.	Stockholders’ Equity:

Stock-based compensation:

During the six months ended June 30, 2011, a total of 296,174 options with an aggregate fair market value of approximately $1 million were granted under the Company’s Amended and Restated 2001 Incentive Plan to Company employees and directors. The employee options granted have a term of 10 years from the grant date and vest ratably over a six year period. Director options vest immediately. The fair value of each option is amortized as compensation expense evenly through the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the six months ended June 30, 2011 follows:

Expected price volatility	72.29%-73.21%
Risk-free interest rate	1.93%-1.99%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the six months ended June 30, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2011	4,311,539	$3.65
Granted
Officers and Directors	57,256
Others	238,918
Exercised	(129,888)
Forfeitures	(76,937)

Outstanding at June 30, 2011	4,400,888	$3.67	$1,782,281

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

7.	Stockholders’ Equity (continued):

Options outstanding at June 30, 2011 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	3,459,643	6.62	$2.97
$ 5.01 – 10.00	941,245	6.23	$6.27

	4,400,888			$1,782,281

Options exercisable at June 30, 2011 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	2,495,450	5.77	$2.90
$ 5.01 – 10.00	921,245	6.19	$6.29

	3,416,695			$1,420,119

The weighted average grant date fair value of options granted during the six months ended June 30, 2011 was $3.44. There were no options granted during the six months ended June 30, 2011 whose exercise price was lower than the estimated market price of the stock at the grant date. A summary of the status of the Company’s non-vested stock options as of January 1, 2011, and changes during the six months ended June 30, 2011 is summarized as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2011	1,036,960
Granted	296,174
Vested	(272,004)
Forfeited	(76,937)

Nonvested at June 30, 2011	984,193	$3.20	$362,162

As of June 30, 2011, there was approximately $1.4 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed ratably over the next two years.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrants outstanding at June 30, 2011, all of which are exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 – 5.00	4,197,801	2.13	$3.63
$ 5.01 – 10.00	475,000	0.04	$5.55

	4,672,801			$1,456,276

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

7.	Stockholders’ Equity (continued):

Reclassification of derivative liability to equity:

During the quarter ended June 30, 2011, CDC exercised warrants to purchase 601,120 shares of Common Stock for $2.91 per share. At the time of exercise the warrants were treated as a derivative liability. Upon exercise of the warrants, these amounts were reclassified to equity based on the fair value on the date of exercise.

8.	Earnings per Common Share

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Net (loss) income attributable to common stockholders	$(5,098,351)	$775,861	$(14,117,662)	$584,639
Weighted average common shares outstanding	28,998,451	23,340,021	27,062,761	22,264,543

Basic earnings per common share	$(0.18)	$0.03	$(0.52)	$0.03

Diluted:
Effect of dilutive securities:
Net (loss) income attributable to common stockholders	$(5,098,351)	$775,861	$(14,117,662)	$584,639
Adjustments to Income for Dilutive options and warrants	0	(558,981)	0	(683,297)

	(5,098,351)	216,880	(14,117,662)	(98,658)
Weighted average common shares outstanding	28,998,451	23,340,021	27,062,761	22,264,543
Effect of Dilutive options and warrants	0	536,829	0	796,946

Diluted weighted average common shares outstanding	28,998,451	23,876,850	27,062,761	23,061,489

Diluted earnings per common share	$(0.18)	$0.01	$(0.52)	$0.00

9.	Impairment of License:

The Company holds patents and patent applications for the Bioral® (cochleate) drug delivery technology, and is the worldwide, exclusive licensee of the technology pursuant to licensing agreements with the University of Medicine and Dentistry of New Jersey and Albany Medical College (the “Bioral® License Agreements”). Since 2004, the Company’s development and commercialization activities have focused increasingly (and from 2008 through 2010, almost exclusively) on its BEMA® delivery technology and related products and product candidates. The most advanced development of the Bioral® technology was a Phase 1 study performed with Bioral® Amphotericin B, on which preliminary results were reported in February 2009. Regarding the most recent developments with the Bioral® platform, on January 20, 2009, the Company entered into a Research Collaboration and License Agreement with the Drugs for Neglected Diseases initiative (“DNDi”), a not-for-profit foundation, for the development and distribution of Bioral® Amphotericin B for Visceral Leishmaniasis, and on October 6, 2009, the Company announced it was awarded a $1.3 million grant from the Walter Reed Army Institute of Research (“WRAIR”) to support the clinical study of Bioral® Amphotericin B in the treatment of Cutaneous Leishmaniasis. $50,000 of the WRAIR grant was funded to the Company but later refunded as described below.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

9.	Impairment of License (continued):

During the period ended June 30, 2010, an animal study undertaken by DNDi was found to be marginally positive, but treatment of the infection did not warrant further consideration with Bioral® Amphotericin B. Also during the period ended June 30, 2010, the Company elected not to pursue the application of Bioral® Amphotericin B for the treatment of Cutaneous Leishmaniasis, and as such to not continue the WRAIR agreement, which was terminated. Accordingly, the aforementioned initial $50,000 funded by WRAIR was refunded in July 2010 and was included in general and administrative expenses in the Company’s condensed consolidated statements of income. In addition, as previously reported, in September 2009 the Company vacated its Newark, New Jersey research facility (where research on the Bioral® technology was being undertaken) and terminated its relationship with Dr. Raphael Mannino, the Company’s then Chief Scientific Officer and the inventor of many of the patents directed to the cochleate technology. The Company dedicated very limited resources to the Bioral® platform during the first half of 2010 and subsequently. The Bioral® platform and its associated intellectual property are presently being reviewed for potential strategic, commercial, licensing and divestiture opportunities.

As a result of these developments, at June 30, 2010, the Company performed an impairment test on the carrying value of the Bioral® License Agreements and determined an impairment charge for the full unamortized carrying value of approximately $0.2 million was warranted. The amount is shown in the accompanying income statement as impairment of intangible license. There were no impairments during the six months ending June 30, 2011.

10.	Subsequent Events:

On July 21, 2011, in connection with the Company’s 2011 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved, among other matters, the following;

•	The Company’s Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 45,000,000 to 75,000,000; and

•	The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) was adopted.

Under the 2011 Plan, a total of 4,200,000 million shares of Common Stock are available for grant in the form of options, restricted stock or other securities of the Company. In addition, at June 30, 2011, the Company had 4,400,888 options to purchase Common Stock granted under the Company’s Amended and Restated 2001 Incentive Plan (the “2001 Plan”). The 2001 Plan expired at the Annual Meeting, and no additional securities may be issued under the 2001 Plan.

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

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Product Royalty Revenues. We recognized $1.7 million in product royalty revenue during the three months ended June 30, 2010 under our license agreement with Meda. There was no corresponding product royalty revenue received during the three months ended June 30, 2011.

Research Revenues. We recognized $0.03 million and $0.2 million of revenue related to a research and development agreement with Meda during the three months ended June 30, 2011 and 2010, respectively.

Contract Revenues. We recognized $0.005 million and $0.3 million in contract revenue related to previously deferred revenue under our license agreement with Meda during the three months ended June 30, 2011 and 2010, respectively.

Cost of Product Royalties. We recognized a credit of $0.4 million and a charge of $0.8 million during the three months ended June 30, 2011 and 2010, respectively, in cost of product royalties. This includes not only manufacturing costs, but also royalty costs owed to CDC V, LLC (“CDC”) and NB Athyrium LLC (“Athyrium”). We are required to pay royalties to CDC under a Clinical Development and License Agreement entered into in 2005 (as amended, the “CDLA”) pursuant to which a predecessor to CDC provided funds for the development of ONSOLIS®. Athyrium subsequently acquired certain rights to such royalties from CDC.

On May 12, 2011, we entered into an Amendment to the CDLA (the “CDLA Amendment”) with CDC and Athyrium pursuant to which the parties clarified our royalty obligations under the CDLA. Among other items, certain terms of the CDLA were amended and restated retroactively to clarify that our royalty payments are required to be calculated based on Meda’s sales of ONSOLIS®, whereas our previous royalty payments to CDC were calculated based on our sales to Meda. This difference between these two calculations will be rectified by adjusting future royalty payments. As a result, we did not pay $0.75 million in minimum royalty payments that would have been payable as of June 30, 2011. The remaining $0.4 million was accounted for as a credit to cost of product royalties for the three months ended June 30, 2011.

Research and Development Expenses. During the three months ended June 30, 2011 and 2010, research and development expenses totaled $4.7 million and $1.5 million, respectively. The increase in research and development expenses can be attributed to the ramp-up of our BEMA® Buprenorphine clinical trials. Our scientific staff continued to work toward development and application of our BEMA® delivery technology, but particularly with respect to ONSOLIS® and Buprenorphine. Funding of this research in 2011 and 2010 was obtained through deferred license revenue, a private placement stock offering in March 2011, a registered direct offering in April 2010 and exercise of options by employees and directors. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA® drug delivery technologies.

General and Administrative Expenses, net. During the three months ended June 30, 2011 and 2010, general and administrative expenses totaled $1.9 million and $2.2 million, respectively. General and administrative costs include legal, accounting, and management wages, legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs.

Impairment of intangible license. During the three months ended June 30, 2010, we had an impairment of intangible license of $0.2 million representing 100% of the remaining unamortized carrying value related to the Bioral® drug delivery technology. There were no impairment charges during the three months ended June 30, 2011.

Interest Income. During the three months ended June 30, 2011 and 2010 we had interest income of $0.04 million and $0.004 million, respectively.

Derivative gain. The derivative gain for the three months ended June 30, 2011 was related to an adjustment to fair value of both derivative assets and liabilities. Our derivative liability consists of free standing warrants. Due to a decline in the value of our common stock, the related warrant liability declined by $1.2 million, causing a derivative gain. This gain was partially offset by a $0.1 million loss in the fair value of our derivative asset, which consists of 2 million Biovest options. Both calculations utilize the Black Scholes method to determine fair value. During the three months ended June 30, 2010, large derivative gains were driven by the derivative liability. Due to the decline in the value of our common stock, the fair value of the warrant liability declined by $4.2 million, resulting in a derivative gain. Offsetting this, the fair value of our Biovest derivative asset declined by $0.9 million.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Product Royalty Revenues. We recognized $0.03 million and $1.8 million in product royalty revenue during the six months ended June 30, 2011 and 2010, respectively, under our license agreement with Meda.

Research Revenues. We recognized $0.2 million and $0.4 million of revenue related to a research and development agreement with Meda during the six months ended June 30, 2011 and 2010, respectively.

Contract Revenues. We recognized $0.007 million and $0.3 million during the six months ended June 30, 2011 and 2010, respectively, in contract revenue related to previously deferred revenue under our license agreement with Meda.

Cost of Product Royalties. We recognized a credit of $0.1 million and a charge of $0.8 million during the six months ended June 30, 2011 and 2010, respectively, in cost of product royalties. This includes both manufacturing costs and royalty costs owed to CDC and Athyrium. On May 12, 2011, we entered into the CDLA Amendment, pursuant to which the parties agreed to increase the royalty rate retroactively to the initial launch date of ONSOLIS® and, accordingly, we recorded $0.3 million as additional cost of product royalties. This expense was recognized during three months ended March 31, 2011.

In addition, the CDLA Amendment amended and restated certain provisions of the CDLA to retroactively clarify that our royalty payments are required to be calculated based on Meda’s sales of ONSOLIS®, whereas our previous royalty payments to CDC were calculated based on our sales to Meda. This difference between these two calculations will be rectified by adjusting future royalty payments. As a result, we did not pay $0.75 million in minimum royalty payments that would have been payable as of June 30, 2011. The remaining $0.4 million was posted as a credit to cost of product royalties for the six months ended June 30, 2011. When this credit is combined with the $0.3 million CDLA amendment noted in the previous paragraph, the result is the $0.1 million credit shown in cost of product royalties.

Research and Development Expenses. During the six months ended June 30, 2011 and 2010, research and development expenses totaled $11.4 million and $3 million, respectively. The increase in research and development expenses can be attributed to the ramp-up of our BEMA® Buprenorphine clinical trials. Our scientific staff continued to work toward development and application of our BEMA® delivery technology, but particularly with respect to ONSOLIS® and Buprenorphine. Funding of this research in 2011 and 2010 was obtained through deferred license revenue, a private placement stock offering in March 2011, a registered direct offering in April 2010 and exercise of options by employees and directors. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, lab equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA® drug delivery technologies.

General and Administrative Expenses, net. During the six months ended June 30, 2011 and 2010, general and administrative expenses totaled $3.7 million and $4.1 million, respectively. General and administrative costs include legal, accounting, and management wages, legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. During the six months ended June 30, 2010, we recorded a gain on settlement for a warrant from a related party which totaled approximately $0.4 million (See Note 5 to the accompanying condensed consolidated financial statements). This is included in related party general and administrative, net.

Impairment of intangible license. During the six months ended June 30, 2010 we had an impairment of intangible license of $0.2 million representing 100% of the remaining unamortized carrying value related to the Bioral® drug delivery technology. There were no impairment charges during the six months ended June 30, 2011.

Interest Income. During the six months ended June 30, 2011 and 2010 we had interest income of $0.09 million and $0.008 million, respectively.

Derivative gain. The derivative gain for the six months ended June 30, 2011 was related to an adjustment to fair value of both derivative assets and liabilities. Our derivative liability consists of free standing warrants. Due to a decline in the value of our common stock in 2011, the fair value of the related warrant liability declined by $1.3 million, resulting in a derivative gain. This gain was partially offset by a $0.7 million loss in the fair value of our derivative asset, which consists of 2 million Biovest options. Both calculations utilize the Black Scholes method to determine fair value. Due to the decline in the value of our common stock in 2010, the fair value of the warrant liability declined by $4.9 million, resulting in a derivative gain. In addition, due to increases in the value of the Biovest stock, the fair value of our Biovest derivative asset increased by $1.2 million, resulting in a derivative gain.

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, the sale of a royalty stream asset, sponsored research, funded research arrangements and from various strategic and licensing agreements, including a clinical development agreement with CDC and commercialization agreements with Meda relating to ONSOLIS®. We intend to finance our research and development programs, commercialization efforts and our working capital needs from existing cash, product royalty revenue, new sources of debt and/or equity financing, licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

On March 11, 2011, we consummated a private placement offering to institutional investors of an aggregate of 4,807,693 shares of our Common Stock at a price equal to $3.12 per share, representing a 10% discount to an agreed upon volume weighted average price of our stock. Gross proceeds we received from the offering were $15 million (net proceeds approximated $14 million). No warrants were issued to investors in the private placement offering. Proceeds from this offering are expected to be used principally for the clinical development of our pipeline of products, particularly BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone. We also believe that the proceeds also strengthen our balance sheet as we participate in commercial partnering discussions for BEMA® Buprenorphine.

Our cash to be used in operations will continue beyond our ONSOLIS® agreements with Meda as we research, develop, and potentially, manufacture and commercialize additional drug formulations with our BEMA® technology (most notably BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone). We believe further application of our BEMA® delivery technology to other drugs will result in license agreements (and potential upfront, milestone and/or royalty payments to us) with other commercial partners such as Meda, and so our plan of operations for the foreseeable future will be to develop additional products with our BEMA® technology. Our near term focus will not be on the marketing, production or sale of FDA approved products, although we may seek to develop these capabilities in the future as part of our longer term plans.

At June 30, 2011, we had cash and cash equivalents of approximately $21.2 million. We used $12.9 million of cash from operations during the six months ended June 30, 2011. As of June 30, 2011, we had stockholders’ equity of $12.5 million, compared to $9.8 million at December 31, 2010. Our existing cash and cash equivalents are believed by our management to be sufficient to finance planned operations into the second quarter of 2012.

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

In addition, if we are faced with worldwide financial and credit crises as occurred in 2008 and 2009 and very recently in 2011, it may make the future cost of raising funds through the debt or equity markets more expensive or make financial markets unavailable to us at times when we require additional financing.

If we are unable to attract additional funds it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

Update on Timing for Canadian Launch of ONSOLIS®

On November 9, 2010, we announced that due to a temporary stoppage of manufacturing at Aveva Drug Delivery Systems, Inc., our ONSOLIS® manufacturer (which stoppage ended shortly after such announcement), we estimated that launch stocks of ONSOLIS® for shipment in the Canadian market would be available in late March or April of 2011. We reported in May 2011 that all product necessary to supply the Canadian launch of ONSOLIS® and to continue to resupply the United States had been manufactured at Aveva.

By way of update, in August 2011, ONSOLIS® product was released for distribution in both Canada and the United States. This release of product will provide the launching stocks for the commercial launch of ONSOLIS® in Canada, which we expect to occur within the third quarter of 2011, as well as provide for resupply of ONSOLIS® in the United States.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2011 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$202,914	$127,125	$75,789	$—	$—
Employment agreements	385,436	385,436	—	—	—
Minimum royalty expenses*	12,038,000	788,000	3,000,000	3,000,000	5,250,000

Total contractual cash obligations	$12,626,350	$1,300,561	$3,075,789	$3,000,000	$5,250,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC regardless of actual sales. Minimum royalties began in the second quarter of 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, product rights, and licenses, all of which are accounted for based on GAAP related to Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but is tested annually in December for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated benefit, ranging from eleven to thirteen years. Our carrying value of goodwill at June 30, 2011 was $2.715 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements or the underlying patents. Our carrying value of other amortizing intangible assets at June 30, 2011 was $6.6 million, net of accumulated amortization of $3.3 million. We begin amortizing capitalized intangibles on their date of acquisition.

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

There were no impairment charges during the six months ended June 30, 2011. We recorded a $0.2 million impairment charge in 2010. The impairment charge removed the remaining intangible asset related to Bioral®. We determined not to pursue Bioral® Amphotericin B for the treatment of Cutaneous Leishmaniasis (see Note 9 to the accompanying financial statements).

Stock-Based Compensation and other stock based valuation issues (derivative accounting)

We account for stock-based awards to employees and non-employees in accordance with generally accepted accounting principles related to share based payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by management based predominantly on the trading price of our Common Stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide the service in exchange for the award. We use the Black-Scholes options-pricing model to determine the fair value of stock option and warrant grants. We also use the Black-Scholes option pricing model as the primary basis for valuing our derivative liabilities and assets at each reporting date (both embedded and free-standing derivatives). The underlying assumptions used in this determination are primarily the same as are used in the determination of stock-based compensation discussed in the previous paragraph except contractual lives of the derivative instruments are utilized rather than expected option terms as previously discussed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of six months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. On November 9, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all non-interest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited coverage is separate from, and in addition to, the $250,000 insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. As of June 30, 2011, we had approximately $19.6 million which exceed these insured limits.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At a case management conference on July 13, 2011, the court ordered the parties to file initial disclosures on August 15, 2011 and to attend a mandatory settlement conference before the magistrate judge on September 8, 2011.

Item 1A.	Risk Factors.

As a result of the increase in our authorized shares of Common Stock which was approved by our stockholders at the 2011 Annual Meeting of Stockholders, we are updating one of our previously reported risk factors as follows:

Risks Related to Our Common Stock

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market for our common stock.

As of June 30, 2011, there are 29,577,146 shares of common stock issued and 29,561,655 shares of common stock outstanding. On July 21, 2011, at our 2011 Annual Meeting of Stockholders, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001, of our Common Stock from 45,000,000 to 75,000,000 shares. This increase in our authorized shares of common stock provides us with the flexibility to issue more shares in the future, which might cause dilution to our stockholders. In addition, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of outstanding options or warrants. To the extent such options (including options under our stock incentive plan) or warrants are exercised, the holders of our common stock may experience further dilution.

Moreover, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors would experience additional dilution. Finally, in addition to the above referenced shares of common stock which may be issued without stockholder approval, we have 5 million authorized but undesignated shares of preferred stock, the terms of which may be fixed by our board of directors. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
**	Furnished. Not filed. Not incorporated by reference. not subject to liability.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 15, 2011	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ James A. McNulty
James A. McNulty, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)

S-1