Form 10-Q
period 2012-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2012-08-09
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, there were 30,064,098 shares of company common stock issued and 30,048,607 shares of company common stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,030,542	$10,750,205
Accounts receivable, other	23,092	101,132
Prepaid expenses and other current assets	129,127	229,886

Total current assets	43,182,761	11,081,223
Equipment, net	3,057,150	3,288,108
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	8,000,000
Accumulated amortization	(4,260,077)	(3,749,637)

Total other intangible assets	6,689,923	6,150,363
Derivative asset, warrant (note 7)	401,200	388,540
Other assets	21,976	21,976

Total assets	$56,068,010	$23,645,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities, other	$5,813,366	$5,090,795
Deferred revenue, current	15,079,801	12,507,471
Derivative liabilities (note 7)	5,638,001	279,302

Total current liabilities	26,531,168	17,877,568
Deferred revenue, long-term	1,475,719	1,647,249

Total liabilities	28,006,887	19,524,817

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized in 2012 and 2011; 0 shares outstanding in 2012 and 2011	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized; 29,756,324 and 29,577,146 shares issued; 29,740,833 and 29,561,655 shares outstanding in 2012 and 2011, respectively	29,757	29,578
Additional paid-in capital	100,819,805	99,709,574
Treasury stock, at cost, 15,491 shares, 2012 and 2011	(47,183)	(47,183)
Accumulated deficit	(72,741,256)	(95,571,576)

Total stockholders’ equity	28,061,123	4,120,393

Total liabilities and stockholders’ equity	$56,068,010	$23,645,210

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:

Product royalties	$—	$—	$—	$34,225
Research revenues	—	33,606	14,200	226,843
Contract revenues	15,049,600	4,800	45,099,200	6,800

Total Revenues:	15,049,600	38,406	45,113,400	267,868

Cost of product royalties	375,000	(425,930)	750,000	(128,510)

Expenses:
Research and development	6,546,579	4,720,208	11,258,189	11,410,882
General and administrative	2,209,284	1,930,875	5,050,079	3,695,364
Related party general and administrative, net	19,500	18,750	45,750	37,500

Total Expenses:	8,775,363	6,669,833	16,354,018	15,143,746

Income (loss) from operations	5,899,237	(6,205,497)	28,009,382	(14,747,368)

Interest income	63,501	48,411	120,117	86,194
Derivative (loss) gain	(3,478,793)	1,046,869	(5,346,039)	559,556
Other income (expense), net	50,324	11,866	46,860	(16,044)

Net income (loss)	2,534,269	(5,098,351)	22,830,320	(14,117,662)

Net income (loss) attributable to common stockholders	2,534,269	$(5,098,351)	22,830,320	$(14,117,662)

Basic earnings per share:	$0.09	$(0.18)	$0.77	$(0.52)

Diluted earnings per share:	$0.08	$(0.18)	$0.76	$(0.52)

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2012	29,577,146	$29,578	$99,709,574	$(47,183)	$(95,571,576)	$4,120,393
Stock-based compensation	—	—	700,008	—	—	700,008
Exercise of stock options	179,178	179	410,223	—	—	410,402
Net income	—	—	—	—	22,830,320	22,830,320

Balances, June 30, 2012	29,756,324	$29,757	$100,819,805	$(47,183)	$(72,741,256)	$28,061,123

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$22,830,320	$(14,117,662)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	745,396	653,764
Derivative loss (gain)	5,346,039	(559,556)
Stock-based compensation expense	700,008	448,693
Changes in assets and liabilities:
Accounts receivable	78,040	410,589
Prepaid expenses and other assets	100,759	(606,626)
Accounts payable and accrued expenses	751,170	791,001
Deferred revenue	2,400,800	35,913

Net cash flows from operating activities	32,952,532	(12,943,884)

Investing activities:
Purchase of equipment	(24,792)	(127,760)
Purchase of intangible assets	(1,050,000)	—

Net cash flows from investing activities	(1,074,792)	(127,760)

Financing activities:
Proceeds from issuance of common stock	—	13,996,773
Proceeds from exercise of stock options	410,402	349,676
Proceeds from exercise of warrants	—	1,749,259
Change in amounts due to related parties	(7,805)	(44,623)

Net cash flows from financing activities	402,597	16,051,085

Net change in cash and cash equivalents	32,280,337	2,979,441
Cash and cash equivalents at beginning of period	10,750,205	18,208,659

Cash and cash equivalents at end of period	$43,030,542	$21,188,100

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

1. Basis of presentation:

Overview:

The accompanying unaudited condensed consolidated financial statements of BioDelivery Sciences International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc., a Delaware corporation (“Arius One”), and Arius Two, Inc., a Delaware corporation (“Arius Two”), and its majority-owned, inactive subsidiary, Bioral Nutrient Delivery, LLC, a Delaware limited liability company (“BND”) (collectively, the “Company” or “we”, “us” or similar terminology) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012 and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 19, 2012 (the “2011 Annual Report”). The accompanying condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, par value $.001 per share.

The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2011 Annual Report, as the same may have been subsequently amended in the Company’s SEC filings.

BDSI® and BEMA® are registered trademarks of the Company. ONSOLIS® is a registered trademark of Meda Pharmaceuticals, Inc.

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

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value Measurements Using:
Assets
Derivative asset (warrant) (note 7)	$—	$401,200	$—	$401,200	$—	$388,540	$—	$388,540
Liabilities
Derivative liabilities (note 7)	$—	$5,638,001	$—	$5,638,001	$—	$279,302	$—	$279,302

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

1. Basis of presentation (continued):

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant observable inputs (Level 2). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 2 as of June 30, 2012 and December 31, 2011.

	$	Number of Warrants
Assets:
Warrant asset as of January 1, 2012	$388,540	2,000,000
Increase in fair value of warrants	12,660	—

Warrant asset as of June 30, 2012	$401,200	2,000,000

Liabilities:
Warrant liability as of January 1, 2012	$279,302	3,246,301
Expiration of CDC* warrants	—	(1,000,000)
Increase in fair value of warrants	5,358,699	—

Warrant liability as of June 30, 2012	$5,638,001	2,246,301

*	Clinical Development Capital, LLC and its successors and/or affiliates (“CDC”), who previously provided financing for the development of the Company’s ONSOLIS® product. See Note 5.

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

2. Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements, revenue and cash flow generated as a result of its worldwide license and development agreements with Meda AB (“Meda”) regarding the Company’s ONSOLIS® product and revenue and cash flow generated as a result of its January 2012 license and development agreement with Endo Pharmaceuticals Inc. (“Endo”) regarding the Company’s BEMA® Buprenorphine product candidate. The Company intends to finance its research and development and commercialization efforts and its working capital needs from existing cash, royalty revenue, new sources of financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

Significant financing and revenue for the six months ended June 30, 2012 consisted of:

•	$45 million in contract revenue from the Endo license agreement (see note 4);

•	$2.5 million in deferred contract revenue under the Meda agreements (see note 3);

•	approximately $0.4 million from the exercise of stock options; and

•	approximately $0.1 million in previously deferred contract revenue.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

2.	Liquidity and management’s plans (continued):

Significant financing and revenue through December 31, 2011 consisted of:

•	approximately $14 million in net proceeds from a private placement offering of Common Stock in March 2011;

•	approximately $1 million in net royalties under the Meda agreements;

•	approximately $1.7 million from the exercise of Common Stock warrants;

•	approximately $0.3 million in contract revenue from licensing and supply agreement (see note 6);

•	approximately $0.2 million in research revenues from various contractor agreements; and

•	approximately $0.3 million from the exercise of Common Stock options.

In February 2012, the Company’s universal shelf registration statement, pursuant to which it could issue up to $50 million of its securities from time to time and subject to certain conditions, expired. In January 2012, the Company filed a renewal of its shelf registration statement which registered up to $40 million of the Company’s securities for potential future issuance. Such registration statement was declared effective on February 24, 2012 and will expire in February 2015 unless it is renewed prior to such expiration.

At June 30, 2012, the Company had cash and cash equivalents of approximately $43 million. The Company generated $33 million of cash from operations during the six months ended June 30, 2012. As of June 30, 2012, the Company had stockholders’ equity of $28.1 million, versus $4.1 million at December 31, 2011.

In January 2012, the Company received a $30 million, upfront non-refundable milestone payment related to the Company’s definitive license and development agreement with Endo to license, develop, manufacture, market and sell its BEMA® Buprenorphine product candidate on a worldwide basis. In addition, in May 2012, the Company received an additional $15 million milestone payment from Endo due to its achievement of a certain intellectual property-related milestone. However, and unless alternative financing is utilized, this aggregate $45 million in cash is anticipated to be used in its entirety to fund the Company’s clinical research with respect to this product candidate.

The Company’s existing cash, even with the aforementioned $45 million milestone payments, together with other expected cash inflows from other milestones and royalties, is anticipated by management to be sufficient to fully fund the Company’s planned operations through the first quarter of 2013. Included in this estimation are costs of between $0.6 million and $0.8 million that the Company expects will be incurred in connection with the reformulation project (described further in Note 3 below) associated with the Company’s Food and Drug Administration (“FDA”)-approved product ONSOLIS®. Also included are reduced expenditures from previous levels in legal expense that the Company expects due to the March 2012 stay of its litigation with MonoSol Rx, LLC (“MonoSol”). Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations.

Accordingly, additional capital will likely be required to support commercialization efforts for ONSOLIS® (including commercial launch in Europe which is expected in the fourth quarter of 2012), clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of the Company’s agreement with Endo), planned development of the Company’s BEMA® Buprenorphine/Naloxone product candidate and other potential products or technologies, as well as general working capital. Based on product development timelines and agreements with the Company’s existing development and commercialization partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

In addition, the worldwide financial and credit crisis that began in 2008 and has fluctuated to the present time has strained investor liquidity and contracted credit markets. During the six months ending June 30, 2012, the financial and credit crisis did not directly nor materially impact the Company. However, if this environment continues, fluctuates or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when the Company requires additional financial investment. If the Company is unable to attract additional funds it may adversely affect its ability to achieve development and commercialization goals, which could have a material and adverse effect on the business, results of operations and financial condition.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

	Cash flows received and revenue deferred
Contractual Rights and Obligations	June 30, 2012	December 31, 2011
North America

License rights to ONSOLIS® (BEMA® Fentanyl) and milestone payments	$59,800,000	$59,800,000

Research and Development Services for:
• Non-cancer subsequent indication of product and further development of initial product	$1,541,570	$1,541,570

Total North America Agreement Milestones	$61,341,570	$61,341,570

Europe and Rest of World

License rights to BREAKYL™ (BEMA® Fentanyl) and milestone payments	$10,500,000	$8,000,000

Research and Development Services for:
• BREAKYL™ product through governmental approval in an E.U. country	$4,548,720	$4,548,720

Total Europe and Rest of World Milestones	$15,048,720	$12,548,720

Total All Milestones	$76,390,290	$73,890,290

Release of Milestones upon and subsequent to first sale	$(59,834,770)	$(59,735,570)

Remaining Deferred Revenue	$16,555,520	$14,154,720

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

The Company determined that, upon inception of both the U.S. and EU Meda arrangements, all deliverables were to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have standalone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.8 million of the aggregate milestones and services revenue have been recognized. Upon first commercial sale in a European country, an estimated $17.6 million will be recognized, which

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

3. Meda License, Development and Supply Agreements (continued):

includes an additional $2.5 million milestones to be received upon launch in Europe, which is expected to be late 2012. At June 30, 2012, there was remaining deferred revenue of $16.6 million, of which $15.0 million is related to the EU Meda arrangement milestones and EU Meda research and development services. The Company has estimated the amount of time (based on expected man-days) and associated dollars (based on comparable services provided by outside third parties), as further noted below. As time progresses, the Company will continue to estimate the work required for ongoing obligations, and adjust the remaining deferral accordingly on a quarterly basis.

In connection with delivery of the license to Meda, the Company has determined that each of the undelivered obligations have stand-alone value to Meda as these post-commercialization services encompass additional clinical trials on different patient groups but do not require further product development and these services and product supply obligations can be provided by third-party providers available to Meda. Further, the Company obtained third-party evidence of fair value for the non-cancer and other research and development services and other service obligations, based on hourly rates billed by unrelated third-party providers for similar services contracted by the Company. The Company also obtained third-party evidence of fair value of the product supply deliverable based on the outsourced contract manufacturing cost charged the Company from the third-party supplier of the product. The arrangements do not contain any general rights of return. Therefore, the remaining deliverables to the arrangements will be accounted for as three separate units of accounting to include: (1) product supply, (2) research and development services for the non-cancer indication and further research and development of the first indication of the ONSOLIS® product and (3) the combined requirements related to the remaining other service-related obligations due to Meda to include participation in committees and certain other specified services. The estimated portion of the upfront payments of approximately $1.5 million (under the Meda U.S. Agreements) and $0.1 million (under the Meda EU Agreements) attributed to these other service-related obligations will be recognized as revenue as services are provided through expiration of the license terms.

In accordance with GAAP, the Company has determined that it is acting as a principal under the Meda Agreements and, as such, will record product supply revenue, research and development services revenue and other services revenue amounts on a gross basis in the Company’s consolidated financial statements.

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. Product royalty revenues are computed on a quarterly basis when revenues are fixed or determinable, collectability is reasonably assured and all other revenue recognition criteria are met. The Company has earned product royalty revenues of approximately $0 and $0.03 million for the six months ended June 30, 2012 and 2011, respectively. The Company has incurred cost of product royalties of approximately $0.8 million and ($0.1) million for the six months ended June 30, 2012 and 2011, respectively, related to this royalty revenue. The cost of product royalties for the six months ended June 30, 2012 is related to minimum quarterly payments owed to CDC, regardless of ONSOLIS® royalty levels (see note 5). The cost of product royalties for the six months ended June 30, 2011 of ($0.4) million is due to an Amendment, dated May 12, 2011 (the “CDLA Amendment”) to the original Clinical Development and License Agreement with CDC, dated July 14, 2005 (as amended, the “CDLA”) pursuant to which the parties clarified the Company’s royalty obligations under the CDLA. Among other items, certain terms of the CDLA were amended and restated retroactively to clarify that the Company’s royalty payments are required to be calculated based on Meda’s sales of ONSOLIS®, whereas the Company’s previous royalty payments to CDC were calculated based on their sales to Meda. As a result, the Company did not pay $0.75 million in minimum royalty payments that would have been payable as of June 30, 2011. The remaining $0.4 million was accounted for as a credit to cost of product royalties.

On March 12, 2012, the Company announced the postponement of the U.S. relaunch of ONSOLIS® until the product formulation can be modified to address two appearance issues raised by the FDA following an inspection of the ONSOLIS® manufacturing facility. Specifically, the FDA identified the formation of microscopic crystals and a slight fading of the color during the 24-month shelf life of the product. Management estimates that the total cost of the ONSOLIS® reformulation project will be between $0.6 million and $0.8 million, although such estimate is subject to change as the FDA’s requirements become clearer.

On May 21, 2012, the Company announced receipt of a pre-launch milestone payment of $2.5 million from Meda in conjunction with the first country registration and pricing approval for BREAKYL™ (tradename for ONSOLIS® in the EU). This $2.5 million milestone payment has been recorded as deferred revenue and will be recorded as contract revenue at the time of commercial launch in EU. A last milestone payment related to the EU of $2.5 million is payable at the time of commercial launch, which is anticipated in late 2012. BREAKYL™ will be commercialized in the EU by Meda.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

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

Pursuant to the Endo Agreement, the Company is responsible for the completion of all clinical trials regarding BEMA® Buprenorphine necessary to submit a New Drug Application (“NDA”) to the FDA in order to obtain approval of BEMA® Buprenorphine in the U.S., pursuant to a development plan set forth in the Endo Agreement (as it may be amended pursuant to the Endo Agreement). The Company is responsible for all development activities through the filing of the NDA in the U.S., while Endo is responsible for the development following the NDA submission as well as the manufacturing, distribution, marketing and sales of BEMA® Buprenorphine on a worldwide basis. In addition, Endo is responsible for all filings required in order to obtain regulatory approval of BEMA® Buprenorphine.

Pursuant to the Endo Agreement, the Company will receive the following payments (some portion(s) of which will be utilized by the Company to support its development obligations under the Endo Agreement with respect to the product):

•	$30 million non-refundable payment by January 19, 2012 (received January 17, 2012);

•

up to an aggregate of $95 million in potential milestone payments based on pre-defined intellectual property, clinical development and regulatory events, including $15 million upon issuance of a certain patent covering the product which was received May 2012; and

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

On February 16, 2012, the Company announced that the U.S. Patent and Trademark Office (“USPTO”) issued a Notice of Allowance regarding the Company’s patent application (No. 13/184306), which patent will extend the exclusivity of the BEMA® drug delivery technology for its BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone products from 2020 to 2027. In April 17, 2012, the Company announced that this patent was granted. As a result, pursuant to the Endo Agreement, the Company received a milestone payment from Endo in the amount of $15 million in May 2012, and an additional milestone payment of $20 million relating to the aforementioned granting of this patent will be due at the time of FDA approval of BEMA® Buprenorphine for the treatment of chronic pain.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

On November 7, 2011, the Company announced that TTY submitted an NDA for marketing authorization of BEMA® Fentanyl to the Taiwan Food and Drug Administration. This triggered a milestone payment to the Company of approximately $0.3 million, which was received November 2011.

Agreement with Tolmar to Purchase BEMA® Rights

In September 2007, the Company purchased all North American (U.S., Canada and Mexico) assets related to the BEMA® drug delivery technology from QLT USA, Inc. (renamed TOLMAR Therapeutics, Inc. and referred to herein as “Tolmar”) for $7 million, consisting of $3 million in cash and a promissory note of $4 million, $2 million of which was paid in July 2009 following approval of ONSOLIS® in the U.S., and $2 million of which is due within thirty (30) days of the end of the calendar quarter during which cumulative net sales of BEMA®-based products reach $30 million. This is included in acquired product rights in the accompanying condensed consolidated balance sheet. The Company had previously licensed such rights from Tolmar. As part of the transaction, no further milestone payments or ongoing royalties will be due to Tolmar for the North American territory. To secure the Company’s obligation to pay the remaining $2 million amount when due, Tolmar was granted a security interest in the North American BEMA® assets, subject to a license of those assets from Tolmar to us for North America that would be granted to us on the original license terms upon any exercise of rights under such security interest.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

5. Other License Agreements and Acquired Product Rights (continued):

License Amendment with CDC

On May 12, 2011, the Company entered into the CDLA Amendment with CDC and NB Athyrium LLC (“Athyrium”). Pursuant to the CDLA, CDC previously provided funding for the development of the Company’s ONSOLIS® product. Athyrium holds certain rights, acquired from CDC, to receive royalties on sales of ONSOLIS®.

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

6. Related Party Transactions:

In 2009, as part of a settlement arrangement, the Company received a warrant from Accentia Biopharmaceuticals, Inc., a related party (“Accentia”), to purchase 2 million shares of common stock of Biovest International, Inc. (“Biovest”) held by Accentia. Biovest is a majority-owned subsidiary of Accentia. Such warrant has an exercise price of $0.89 per share. During the six months ended June 30, 2012, the stock price of Biovest’s common stock slightly increased, resulting in a derivative gain of $0.01 million in the accompanying condenses consolidated statement of operations. During the six months ended June 30, 2011, the stock price of Biovest’s common stock decreased, resulting in a derivative loss of $0.7 million which is included within the derivative loss in the accompanying condensed consolidated statement of operations.

7. Derivative Financial Instruments:

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s Common Stock, are classified as liabilities when either: (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value estimated on the settlement date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, and then adjusted to fair value at the close of each reporting period. The following tabular presentation reflects the components of derivative assets and liabilities as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Derivative asset at fair value:
Free standing warrants related party	$401,200	$388,540

	June 30, 2012	December 31, 2011
Shares into which derivative asset can be settled:
Free standing warrants related party	2,000,000	2,000,000

	June 30, 2012	December 31, 2011
Derivative liability at fair value:
Free standing warrants	$5,638,001	$279,302

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

7.Derivative Financial Instruments (continued):

The following tabular presentation reflects the components of the gain (loss) of derivative financial instruments for the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Shares into which derivative liability can be settled:
Free standing warrants	2,246,301	3,721,301

	June 30, 2012	June 30, 2011
Derivative income (expense) in the accompanying statement of operations related to the derivatives as follows:
Free standing warrants assets, related party	$12,660	($708,231)
Free standing warrants liability	(5,358,699)	1,267,787

	($5,346,039)	$559,556

8. Stockholders’ Equity:

Stock-based compensation:

During the six months ended June 30, 2012, a total of 584,214 options to purchase Common Stock with an aggregate fair market value of approximately $0.9 million were granted to Company employees and directors. The options granted have a term of 10 years from the grant date. Of the options granted, 194,008 options vested immediately and the remainder vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period. The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the six months ended June 30, 2012 follows:

Expected price volatility	82.71%-82.97%
Risk-free interest rate	0.76%-1.02%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the six months ended June 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2012	4,553,251	$3.66
Granted in 2012:
Officers and Directors	223,674	1.85
Others	360,540	2.14
Exercised	(179,178)	2.29
Forfeitures	(250,741)	3.26

Outstanding at June 30, 2012	4,707,546	$3.50	$6,171,895

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

8. Stockholders’ Equity (continued):

Options outstanding at June 30, 2012 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	3,796,301	6.28	$2.87
$ 5.01 – 10.00	911,245	5.17	$6.30

	4,707,546			$6,171,895

Options exercisable at June 30, 2012 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	2,979,443	5.56	$2.95
$ 5.01 – 10.00	911,245	5.17	$6.30

	3,890,688			$4,619,278

The weighted average grant date fair value of options granted during the six months ended June 30, 2012 was $1.62. There were no options granted during the six months ended June 30, 2012 whose exercise price was lower than the estimated market price of the stock at the grant date. A summary of the status of the Company’s non-vested stock options as of January 1, 2012, and changes during the six months ended June 30, 2012 is summarized as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2012	786,188
Granted	390,206
Vested	(289,952)
Forfeited	(69,584)

Nonvested at June 30, 2012	816,858	$2.72	$1,552,617

As of June 30, 2012, there was approximately $1.1 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed ratably over the next three years.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrants outstanding at June 30, 2012, all of which are exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.01 – 5.00	2,291,301	2.45	$3.80	$1,987,505

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

9. Earnings per Common Share

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Net income (loss) attributable to common stockholders	$2,534,269	$(5,098,351)	$22,830,320	$(14,117,662)
Weighted average common shares outstanding	29,669,058	28,998,451	29,615,357	27,062,761

Basic earnings per common share	$0.09	$(0.18)	$0.77	$(0.52)

Diluted:
Effect of dilutive securities:
Net income (loss) attributable to common stockholders	$2,534,269	$(5,098,351)	$22,830,320	$(14,117,662)
Adjustments to Income for Dilutive options and warrants	—	—	—	—

	2,534,269	(5,098,351)	22,830,320	(14,117,662)

Weighted average common shares outstanding	29,669,058	28,998,451	29,615,357	27,062,761
Effect of Dilutive options and warrants	1,476,918	0	532,729	0

Diluted weighted average common shares outstanding	31,145,976	28,998,451	30,148,086	27,062,761

Diluted earnings per common share	$0.08	$(0.18)	$0.76	$(0.52)

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. In addition to the weighted average shares of Common Stock outstanding, common equivalent shares from stock options and warrants using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the six months ended June 30, 2012 and 2011, outstanding stock options and warrants of 3,047,964 and 9,073,689, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods.

The following is the total outstanding options and warrants at June 30, 2012 and June 30, 2011, respectively.

	June 30, 2012	June 30, 2011
Options and warrants to purchase Common Stock	6,998,847	9,073,689

10. Commitments and contingencies:

In March 2012, the Company announced that the New Jersey Federal Court has granted a stay of further litigation in the patent infringement lawsuit previously filed by MonoSol against the Company and its ONSOLIS® commercial partners. The court ordered that the case would be stayed pending resolution by USPTO of reexamination proceedings and follows the recent rejection by the USPTO of all claims in all three patents asserted by MonoSol against the Company and its commercial partners for ONSOLIS®.

Should the USPTO uphold its initial decisions, the MonoSol patents will be rendered invalid, supporting the Company’s assertion that MonoSol’s claims from the beginning had no merit. (See Part II, Item 1, Legal Proceedings). Due to the stay of further litigation, the Company expects reduced expenditures from previous levels during 2012.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

11. Termination of BDSI License and Sublicenses with UMDNJ:

In June 2012, the Company entered into an agreement to terminate its license agreement with the University of Medicine and Dentistry of New Jersey (“UMDNJ”) and certain sublicenses related to the Bioral® drug delivery technology previously developed by the Company under such license. Under this agreement, the Company agreed to assign to UMDNJ its know-how to the Bioral® technology. Once all previously executed sublicenses related to the Bioral® technology have been formally terminated, the Company will assign to UMDNJ its know-how and patent rights the Bioral® technology in consideration of 10% of future potential revenues collected by UMDNJ for commercialization of Bioral® formulated Amphotericin B products and 3.5% for non- Bioral® formulated Amphotericin B products which utilize such patent rights and know-how. In conjunction with the termination agreement, the Company also donated to New Jersey Health Foundation, a not-for-profit organization, the University of Medicine and Dentistry of New Jersey-New Jersey Medical School and the H. Lee Moffitt Cancer Center and Research Foundation, Inc. in Tampa, Florida, various items of unused and fully depreciated lab equipment. These donations had no impact on the Company’s condensed consolidated financial statements.

12. Subsequent Events:

On August 2, 2012, the Company and Endo announced the initiation of the Phase 3 clinical program for BEMA® Buprenorphine for the treatment of moderate to severe chronic pain. The Phase 3 program will consist of two efficacy studies, one in opioid naïve and one in opioid experienced subjects. Both studies are anticipated to be completed by late 2013 or early 2014.

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

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Research Revenues. We recognized $0.03 million of revenue related to a research and development agreement with Meda during the three months ended June 30, 2011. There was no research revenues during the three months ended June 30, 2012.

Contract Revenues. We recognized $15 million during the three months ended June 30, 2012 in contract revenue related to our license agreement with Endo. We also recognized $0.05 million and $0.005 million during the three months ended June 30, 2012 and 2011, respectively, in contract revenue related to previously deferred amounts under our license agreement with Meda.

Cost of Product Royalties. We recognized a charge of $0.4 million and a credit of $0.4 million during the three months ended June 30, 2012 and 2011, respectively, in cost of product royalties. This includes not only manufacturing costs, but also royalty costs owed to CDC V, LLC (“CDC”) and NB Athyrium LLC (“Athyrium”). We are required to pay royalties to CDC under a Clinical Development and License Agreement entered into in 2005 (as amended, the “CDLA”) pursuant to which a predecessor to CDC provided funds for the development of ONSOLIS®. Athyrium subsequently acquired certain rights to such royalties from CDC.

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

Research and Development Expenses. During the three months ended June 30, 2012 and 2011, research and development expenses totaled $6.5 million and $4.7 million, respectively. The increase in 2012 research and development expenses can be attributed primarily to an increase in expenditures associated with the preparation for our BEMA® Buprenorphine clinical trials as required under our agreement with Endo. As part of this effort, during the second quarter of 2012, we entered into a contract research organization agreement associated with such clinical trials, which agreement accounted for a material portion of the increased expenditures. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, particularly with respect to ONSOLIS®, BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone. Funding of this research in 2012 and 2011 was obtained through contract revenue, deferred license revenue, a private placement stock offering, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of our BEMA® drug delivery technology.

General and Administrative Expenses. During the three months ended June 30, 2012 and 2011, general and administrative expenses totaled $2.2 million and $1.9 million, respectively. General and administrative costs include accounting and management wages and other employee compensation costs, legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. The increase in general and administration expenses can be attributed to additional legal costs associated with our MonoSol litigation and Endo licensing agreement.

Interest Income. During the three months ended June 30, 2012 and 2011 we had interest income of $0.06 million and $0.05 million, respectively.

Derivative loss. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes method. During the three months ended June 30, 2012, our stock price increased, which is the largest component of the Black Scholes calculation. As a result, our warrant liability also increased, resulting in a $3.2 million loss. Also included in the loss was a $0.3 million loss from a warrant we hold to purchase 2 million shares of Biovest International, Inc., a related party (“Biovest”). During the three months ended June 30, 2011, our share price decreased. Therefore, our derivative liability declined by $1.2 million, which resulted in a corresponding derivative gain. This gain was offset by a $0.1 million loss on the value of our Biovest warrant.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Product Royalty Revenues. We recognized $0.03 million in product royalty revenue during the six months ended June 30, 2011 under our license agreement with Meda. For the period noted, we did not ship product to Meda and therefore, the revenue recognized was for minor pricing reconciliations. There was no product royalty revenue during the six months ended June 30, 2012.

Research Revenues. We recognized $0.01 million and $0.2 million of revenue related to a research and development agreement with Meda during the six months ended June 30, 2012 and 2011, respectively.

Contract Revenues. We recognized $45 million during the six months ended June 30, 2012 in contract revenue related to our license agreement with Endo. We also recognized $0.1 million and $0.007 million during the six months ended June 30, 2012 and 2011, respectively, in contract revenue related to previously deferred amounts under our license agreement with Meda.

Cost of Product Royalties. We recognized a charge of $0.8 million and a credit of $0.1 million during the six months ended June 30, 2012 and 2011, respectively, in cost of product royalties. This includes both manufacturing costs and product royalty costs owed to CDC and Athyrium. On May 12, 2011, we entered into the CDLA Amendment, pursuant to which the parties agreed to increase the royalty rate retroactively to the initial launch date of ONSOLIS® and, accordingly, we recorded $0.3 million as additional cost of product royalties. This expense was recognized during three months ended March 31, 2011.

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

Research and Development Expenses. During the six months ended June 30, 2012 and 2011, research and development expenses totaled $11.3 million and $11.4 million, respectively. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, particularly with respect to ONSOLIS®, BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone. Funding of this research in 2012 and 2011 was obtained through contract revenue, deferred license revenue, a private placement stock offering, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of our BEMA® drug delivery technology.

General and Administrative Expenses. During the six months ended June 30, 2012 and 2011, general and administrative expenses totaled $5.1 million and $3.7 million, respectively. General and administrative costs include accounting and management wages and other employee compensation costs, legal and professional fees, office supplies, travel costs, consulting fees and business development costs. The increase in general and administration expenses can be attributed to additional legal costs associated with our MonoSol litigation and Endo licensing agreement.

Interest Income. During the six months ended June 30, 2012 and 2011 we had interest income of $0.1 million and $0.09 million, respectively.

Derivative loss. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes method. During the six months ended June 30, 2012, our stock price increased, which is the largest component of the Black Scholes calculation. As a result, our warrant liability also increased, resulting in a $5.4 million loss. This loss was offset by a $0.01 gain from a warrant we hold to purchase 2 million shares of Biovest. During the six months ended June 30, 2011, our stock price decreased and the fair value of the related warrant liability declined by $1.3 million, resulting in a derivative gain. This gain was partially offset by a $0.7 million loss in the fair value of our Biovest warrant.

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements, revenue and cash flow generated as a result of our worldwide license and development agreements with Meda regarding our ONSOLIS® product and revenue and cash flow generated as a result of our January 2012 agreement with Endo regarding our BEMA® Buprenorphine product candidate. We intend to finance our research and development, commercialization efforts and our working capital needs from existing cash, royalty revenue, new sources of financing, licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

In February 2012, our universal shelf registration statement pursuant to which we could issue up to $50 million of our securities from time to time and subject to certain conditions was scheduled to expire. In January 2012, we filed a renewal of our shelf registration statement which registered up to $40 million of our securities for potential future issuance. Such registration statement was declared effective on February 24, 2012 and will expire in February 2015 unless it is renewed prior to such expiration.

On May 21, 2012, we announced receipt of a pre-launch milestone payment of $2.5 million from Meda in conjunction with the first country registration and pricing approval for BREAKYL™ (tradename for ONSOLIS® in the EU). This $2.5 million milestone payment has been recorded as deferred revenue and will be recorded as contract revenue at the time of commercial launch in EU. A last milestone payment related to the EU of $2.5 million is payable at the time of commercial launch, which is anticipated in late 2012. BREAKYL™ will be commercialized in the EU by Meda.

At June 30, 2012, we had cash and cash equivalents of approximately $43 million. We generated $33 million of cash from operations during the six months ended June 30, 2012. As of June 30, 2012, we had stockholders’ equity of $28.1 million versus $4.1 million at December 31, 2011. In January 2012, we received and recognized as revenue a $30 million, upfront non-refundable milestone payment related to our definitive license and development agreement with Endo to license, develop, manufacture, market and sell our BEMA® Buprenorphine product candidate. In addition, in May 2012, we received an additional $15 million milestone payment from Endo due to our achievement of a certain intellectual property-related milestone. This $45 million in cash is anticipated to be used in its entirety to fund our clinical research with respect to this product. As such, our existing cash, even with the aforementioned $45 million milestone payments, together with other expected cash inflows from other milestones and royalties, are anticipated by management to be sufficient to fully fund our planned level of operations through the first quarter of 2013. Included in this estimation are costs of between $0.6 million and $0.8 million that we expect will be incurred in connection with the reformulation of ONSOLIS®. Also included are savings in legal expense that we expect will result from the March 2012 stay in litigation with MonoSol (see Part II, Item 1. Legal Proceedings). Certain planned expenditures are discretionary and could be deferred if we are required to do so to fund critical operations.

Additional capital will likely be required to support commercialization efforts for ONSOLIS® (including commercial launch in Europe which is expected in the fourth quarter of 2012), clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of our agreement with Endo), planned development of BEMA® Buprenorphine/Naloxone product candidate and other potential products or technologies, as well as general working capital. Based on product development timelines and agreements with our existing development and commercialization partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

Additionally, the worldwide financial and credit crisis that began in 2008 and has fluctuated to the present time has strained investor liquidity and contracted credit markets. During the six months ending June 30, 2012, the financial and credit crisis did not directly nor materially impact us. However, if this environment continues, fluctuates or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when we require additional financial investment. If we are unable to attract additional funds it may adversely affect our ability to achieve development and commercialization goals, which could have a material and adverse effect on the business, results of operations and financial condition.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2012 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$75,789	$75,789	$—	$—	$—
Employment agreements	485,340	485,340	—	—	—
Minimum royalty expenses*	11,250,000	1,500,000	3,000,000	3,000,000	3,750,000

Total contractual cash obligations**	$11,811,129	$2,061,129	$3,000,000	$3,000,000	$3,750,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
**

Endo will have worldwide rights to market our BEMA® Buprenorphine product. In return for milestone payments and royalties, we are required to conduct and pay for certain clinical trials as outlined in a mutually agreed development plan. These costs will depend on the size and scope of the required trials. The Endo agreement does not specify minimums in terms of the cost of the trials.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, product rights, and licenses, all of which are accounted for based on GAAP related to Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but is tested annually in December for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from eleven to thirteen years. Our carrying value of goodwill at June 30, 2012 was $2.715 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements or the underlying patents. Our carrying value of other amortizing intangible assets at June 30, 2012 was $6.7 million, net of accumulated amortization of $4.3 million. We begin amortizing capitalized intangibles on their date of acquisition.

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

There were no impairment charges during the six months ended June 30, 2012 or 2011.

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

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. On November 9, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all non-interest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited coverage is separate from, and in addition to, the $250,000 insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. As of June 30, 2012, we had approximately $38.3 million, which exceed these insured limits.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As expected, in the ‘891 Patent and ‘292 Patent Ex Parte Reexamination proceedings, MonoSol amended the claims several times and made multiple declarations and arguments in an attempt to overcome the rejections made by the US Patent Office. These amendments, declarations and other statements regarding the claim language significantly narrowed the scope of their patents. In the case of the ‘891 Patent, not one of the original claims survived reexamination and five separate amendments were filed. Additionally, arguments and admissions made by MonoSol prevent it from seeking a broader construction during any subsequent litigation by employing arguments or taking positions that contradict those made during prosecution. Our original assertion that our products and technologies do not infringe on MonoSol’s original patents are only strengthened by the significant narrowing of the claims in both patents. An intent to reissue the ‘891 Patent in its amended form was mailed July 6, 2012. A Reexamination Certificate for the ‘292 Patent in its amended form was issued on July 3, 2012. In the ‘588 Patent, the USPTO on July 20, 2012 issued a second Office action closing prosecution. The Action rejects all claims as anticipated or obvious for a second time. It also rejects the amended claims proposed by MonoSol as unclear and lacking support.

We will continue to defend this case vigorously, and we anticipate that MonoSol’s claims against us will ultimately be rejected.

Item 1A.	Risk Factors.

The Company hereby updates and amends its risk factor relating to healthcare reform and insurance reimbursement.

Government and other efforts to reform the healthcare industry could have adverse effects on our company, including the inability of users of our current and future approved products to obtain adequate reimbursement from third-party payers, which could lead to diminished market acceptance of, and revenues from, such products.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. Two primary goals of the PPACA, combined with the Reconciliation Act (collectively referred to as the “Health Reform Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. On June 28, 2012, the United States Supreme Court upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty.

The Healthcare Reform Legislation contains a number of provisions that are expected to impact our business and operations or those of our commercial partners, including provisions governing enrollment in federal healthcare programs, reimbursement and discount programs and fraud and abuse prevention and control. The impact of these programs on our business is presently uncertain and may have unexpected consequences for our company. For example, expansion of health insurance coverage under the Health Reform Legislation may result in a reduction in uninsured patients and increase in the number of patients with access to healthcare that have either private or public program coverage, and subsequently prescription drug coverage, including coverage for those products currently marketed or in development by us or our partners. However, this outcome, along with any other potential benefits of the Health Reform Legislation which could prove a benefit for us or our commercial partners, is uncertain and may not occur.

In addition to the Health Reform Legislation, we expect that there will continue to be proposals by legislators or new laws, rules and regulations at both the federal and state levels, as well as actions by healthcare and insurance regulators, insurance companies, health maintenance organizations and other payers of healthcare costs aimed at keeping healthcare costs down while expanding individual healthcare benefits. Certain of these changes (including, without limitation, those enacted in connection with the federal or state implementation of the Health Reform Legislation) could impose limitations on the prices we or our commercial partners will be able to charge for any of our approved products or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on life sciences companies such as ours. Any or all of these changes (which are presently unclear and subject to potential modification on an ongoing basis) could impact the ability of users of our approved products to obtain insurance reimbursement for the use of such products or the ability of healthcare professionals to prescribe such products, any of which could have a material adverse effect on our revenues (royalty or otherwise), potential profitability and results of operations.

Furthermore, the ability of Meda to sell ONSOLIS® and our ability to commercialize our product candidates with partners such as Endo or otherwise will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers, managed care, and other organizations and may all result in lower prices for or rejection of our products, which could further have a material adverse effect on our revenues (royalty or otherwise) and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Subsequent to our announcement on March 12, 2012 regarding the postponement of the U.S. relaunch of our FDA-approved product ONSOLIS®, we have been working on various formulation adjustments to resolve certain color fading and crystal formation issues observed with this product. Significant and positive progress has been made that has led to an initial follow-up discussion with

FDA. Reformulation work at both lab scale and commercial scale has been completed. Final test results from the commercial scale batches are being compiled for an expected August submission of our formal meeting request to FDA. This is a few weeks behind our original anticipated timing. We believe this meeting will determine what FDA would expect in the formal information package that we will be required to submit to FDA for their review of this matter, as well as the type of submission classification and associated review time. Once known, this would allow us to then predict with greater certainty the timing of the U.S. relaunch of ONSOLIS®.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 9, 2012	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ James A. McNulty
James A. McNulty, Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer)

S-1