Form 10-Q/A
period 2012-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2013-03-18
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2013, the purpose of this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Original 10-Q”), which we filed with the Commission on May 10, 2012, is to restate our company’s unaudited financial statements and related disclosures (including, without limitation, those contained under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in the Original 10-Q with respect to our accounting for a $30 million non-refundable license fee (the “Upfront Fee”) we received in January 2012 under our license and development agreement for BEMA® Buprenorphine for chronic pain with Endo Pharmaceuticals, Inc. (now known as Endo Health Solutions, Inc.) (the “Endo Agreement”). On February 25, 2013, the Audit Committee of our Board of Directors and our executive management jointly determined that an aggregate of approximately $14.4 million of the Upfront Fee should not have been recognized as revenue upon receipt, but should have instead been deferred and recognized as clinical development services were provided by us under the Endo Agreement. We are therefore filing this Amendment No. 1 to reflect the deferral and recognition of revenue for clinical development services performed during the period covered by the Original 10-Q, as well as changes in our footnote disclosure on this topic and related disclosure of our revenue recognition policies with respect to the Endo Agreement.

As several parts of the Original 10-Q are amended and/or restated by this Amendment No. 1, for convenience, we have repeated the entire text of the Original 10-Q, as amended and/or restated by this Amendment No. 1. Readers should therefore read and rely on this Amendment No. 1 in lieu of the Original 10-Q.

This Amendment No. 1 also contains currently dated officer certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as amended and/or restated by this Amendment No. 1, no other changes have been made to the Original 10-Q. This Amendment No. 1 speaks as of the original filing date of the Original 10-Q and does not reflect events that may have occurred subsequent to such original filing date.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	Restated March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,114,967	$10,750,205
Accounts receivable, other	197,718	101,132
Prepaid expenses and other current assets	574,905	229,886

Total current assets	32,887,590	11,081,223
Equipment, net	3,174,567	3,288,108
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	8,000,000
Accumulated amortization	(4,004,857)	(3,749,637)

Total other intangible assets	6,945,143	6,150,363
Derivative asset, warrant (note 7)	661,900	388,540
Other assets	21,976	21,976

Total assets	$46,406,176	$23,645,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities, other	$5,002,940	$5,090,795
Deferred revenue, current	18,672,911	12,507,471
Derivative liabilities (note 7)	2,419,908	279,302

Total current liabilities	26,095,759	17,877,568
Deferred revenue, long-term	8,977,644	1,647,249

Total liabilities	35,073,403	19,524,817

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized in 2012 and 2011; 0 shares outstanding in 2012 and 2011	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized; 29,577,146 shares issued; 29,561,655 shares outstanding in 2012 and 2011, respectively	29,578	29,578
Additional paid-in capital	100,171,338	99,709,574
Treasury stock, at cost, 15,491 shares, 2012 and 2011	(47,183)	(47,183)
Accumulated deficit	(88,820,960)	(95,571,576)

Total stockholders’ equity	11,332,773	4,120,393

Total liabilities and stockholders’ equity	$46,406,176	$23,645,210

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended March 31,
	Restated 2012	2011
Revenues:
Product royalty revenues	$—	$34,225
Research fees	14,200	193,238
Contract revenue	16,504,165	2,000

Total Revenue:	16,518,365	229,463

Cost of product royalties	375,000	297,419

Expenses:
Research and development	4,711,610	6,690,674
General and administrative	2,840,795	1,764,489
Related party general and administrative, net	26,250	18,750

Total Expenses:	7,578,655	8,473,913

Income (loss) from operations	8,564,710	(8,541,869)

Interest income	56,616	37,784
Derivative loss	(1,867,246)	(487,313)
Other expense, net	(3,464)	(27,913)

Net income (loss)	$6,750,616	$(9,019,311)

Basic:
Weighted average common stock shares outstanding	29,561,655	25,105,563

Basic earnings per share	$0.23	($0.36)

Diluted:
Diluted weighted average common stock shares outstanding	29,586,036	25,105,563

Diluted earnings per share	$0.23	($0.36)

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Restated

	Common Stock		Additional	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity
Balances, January 1, 2012	29,577,146	$29,578	$99,709,574	$(47,183)	$(95,571,576)	$4,120,393
Stock-based compensation	—	—	461,764	—	—	461,764
Net income	—	—	—	—	6,750,616	6,750,616

Balances, March 31, 2012	29,577,146	$29,578	$100,171,338	$(47,183)	$(88,820,960)	$11,332,773

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three months Ended March 31,
	Restated 2012	2011
Operating activities:
Net income (loss)	$6,750,616	$(9,019,311)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:

Depreciation and amortization	372,760	326,923
Derivative loss	1,867,246	487,313
Stock-based compensation expense	461,764	246,056
Changes in assets and liabilities:
Accounts receivable	(96,586)	(108,126)
Prepaid expenses and other assets	(345,019)	(144,721)
Accounts payable and accrued expenses	(6,257)	1,964,333
Deferred revenue	13,495,835	108,035

Net cash flows from operating activities	22,500,359	(6,139,498)

Investing activities:
Purchase of equipment	(24,792)	(1,398)
Purchase of intangible assets	(1,050,000)	—

Net cash flows from investing activities	(1,074,792)	(1,398)

Financing activities:
Proceeds from issuance of common stock	—	13,996,773
Proceeds from exercise of stock options	—	207,454
Change in amounts due to related parties	(60,805)	(50,873)

Net cash flows from financing activities	(60,805)	14,153,354

Net change in cash and cash equivalents	21,364,762	8,012,458
Cash and cash equivalents at beginning of period	10,750,205	18,208,659

Cash and cash equivalents at end of period	$32,114,967	$26,221,117

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

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements, revenue generated as a result of its worldwide license and development agreement with Meda AB (“Meda”) regarding ONSOLIS® and revenue generated as a result of its January 2012 license and development agreement (the “Endo Agreement”) with Endo Health Solutions, Inc. (“Endo”) regarding the Company’s BEMA® Buprenorphine product candidate. The Company intends to finance its research and development and commercialization efforts and its working capital needs from existing cash, royalty revenue, new sources of financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

Significant financing sources during the three months ended March 31, 2012 consisted of:

•	approximately $30 million upfront license fee from Endo pursuant to the Endo Agreement (see note 4); and

•	approximately $0.05 million in previously deferred contract revenue.

Significant financing sources during the year ended December 31, 2011 consisted of:

•	approximately $14 million in net proceeds from a private placement offering of Common Stock in March 2011;

•	approximately $1 million in net royalties;

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

In January 2012, the Company received a $30 million, upfront non-refundable license fee under the Endo Agreement. Pursuant to the Endo Agreement, the Company has granted Endo a license to develop, manufacture, market and sell the Company’s BEMA® Buprenorphine product on a worldwide basis. In addition, in May 2012, the Company received an additional $15 million milestone payment from Endo due to its achievement of a certain intellectual project related milestone. However, and unless alternative financing is utilized, this aggregate $45 million in cash is anticipated to be used in its entirety to fund the Company’s clinical research with respect to this product.

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

The Company’s existing cash, even with the aforementioned $45 million upfront and milestone payments, together with other expected cash inflows from other milestones and royalties, are anticipated by management to be sufficient to fully fund at the planned level the Company’s operations through the first quarter of 2013. Included in this estimation are costs of between $0.6 million and $1.2 million that the Company expects will be incurred in connection with the reformulation project (described further in Note 3 below) associated with the Company’s FDA-approved product ONSOLIS®. Also included are savings in legal expense that the Company expects due to the March 2012 stay of its litigation with MonoSol Rx, LLC (“MonoSol”). Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations.

Accordingly, additional capital will likely be required to support commercialization efforts for ONSOLIS® (including commercial launch in Europe which is expected in 2012), clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of the Company’s agreement with Endo), planned development of BEMA® Buprenorphine/Naloxone (known as BNX) and general working capital. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

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

The Company determined that, upon inception of both the U.S. and EU Meda arrangements, all deliverables were to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.8 million of the aggregate milestones and services revenue have been recognized. Upon first commercial sale in a European country, an estimated $17.6 million will be recognized, which includes an additional $5.0 million in milestones to be received at that date and approximately $0.5 million in research and development services. At March 31, 2012, there was remaining deferred revenue of $14.1 million, of which $12.5 million is related to

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

In January 2012, the Company entered into the Endo Agreement with Endo pursuant to which the Company granted to Endo an exclusive commercial world-wide license to develop, manufacture, market and sell the Company’s BEMA® Buprenorphine product and to complete U.S. development of such product candidate for purposes of seeking FDA approval.

Pursuant to the Endo Agreement, Endo has obtained all rights necessary to complete the clinical and commercial development of BEMA® Buprenorphine and to sell the product worldwide. Although Endo has obtained all such necessary rights, the Company has agreed under the Endo Agreement to be responsible for the completion of certain clinical trials regarding BEMA® Buprenorphine (and providing clinical trial materials for such trials) necessary to submit a NDA to the FDA in order to obtain approval of BEMA® Buprenorphine in the U.S., in each case pursuant to a development plan set forth in the Endo Agreement (as it may be amended pursuant to the Endo Agreement). The Company is responsible for development activities through the filing of the NDA in the U.S., while Endo is responsible for the development following the NDA submission as well as the manufacturing, distribution, marketing and sales of BEMA® Buprenorphine on a worldwide basis. In addition, Endo is responsible for all filings required in order to obtain regulatory approval of BEMA® Buprenorphine.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

4.	Endo License and Development Agreement (continued):

Pursuant to the Endo Agreement, the Company has received (or is expected to receive upon satisfaction of applicable conditions) the following payments (some portion(s) of which will be utilized by the Company to support its development obligations under the Endo Agreement with respect to BEMA® Buprenorphine):

•	$30 million non-refundable upfront license fee (received January 17, 2012);

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

•	up to an aggregate of $55 million based on the achievement of four separate post-approval sales thresholds; and

•

sales-based royalties in a particular percentage range on U.S. sales of BEMA® Buprenorphine, and royalties in a lesser range on sales outside the United States, subject to certain restrictions and adjustments.

The Company has assessed its arrangement with Endo and the Company’s deliverables thereunder at inception to determine: (i) the separate units of accounting for revenue recognition purposes, (ii) which payments should be allocated to which of those units of accounting and (iii) the appropriate revenue recognition pattern or trigger for each of those payments. The assessment requires subjective analysis and requires management to make judgments, estimates and assumptions about whether deliverables within multiple-element arrangements are separable and, if so, to determine the amount of arrangement consideration to be allocated to each unit of accounting.

At the inception of the Endo arrangement and in accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that: the Endo Agreement is a multi-deliverable arrangement under ASC Topic 605 with three deliverables: (1) the license rights related to BEMA® Buprenorphine, (2) services related to obtaining enhanced intellectual property rights through the issuance of a particular patent, and (3) clinical development services. The Company concluded that the license delivered to Endo at the inception of the Endo Agreement has stand-alone value under ASC 605-25 because Endo obtained, at the inception of the Endo Agreement, all of the rights and knowledge necessary to fully exploit its license without the Company’s further involvement. It was also determined that there was a fourth deliverable, the provision of clinical trial material (“CTM”). The amounts involved are, however, immaterial and delivered in essentially the same time frame as the clinical development services. Accordingly, the Company has not separately accounted for the CTM deliverable, but considers it part of the clinical development services deliverable.

The initial non-refundable $30 million license fee was required to be allocated to each of the three deliverables based upon their relative selling prices using best estimates. The analysis of the best estimate of the selling price of the deliverables was based on the income approach, the Company’s negotiations with Endo and other factors, and was further based on management’s estimates and assumptions which included consideration of how a market participant would use the license, estimated market opportunity and market share, Company’s estimates of what contract research organizations would charge for clinical development services, the costs of clinical trial materials and other factors. Also considered were entity specific assumptions regarding the results of clinical trials, the likelihood of FDA approval of the subject product and the likelihood of commercialization based in part on the Company’s prior agreements with the BEMA® technology.

Based on this analysis, $15.6 million of the up-front license fee was allocated to the license (which was estimated to have a value significantly in excess of $30 million), and $14.4 million to clinical development services (which is inclusive of the cost of CTM). Although the intellectual property component was considered a separate deliverable, no distinct amount of the up-front payment was assigned to this deliverable because the Company determined the deliverable to be perfunctory. In April 2012, the patent being sought by the Company was granted as described further below, and in May 2012, the applicable intellectual property milestone payment of $15 million was received and recognized as revenue. The amount allocated to the license was recognized as revenue in January 2012.

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. The Company estimates that such performance will extend into early 2014. Based on the estimated proportion of those services performed during the three months ended March 31, 2012, $0.9 million of that amount was recognized and, as a result, $13.5 million remains deferred at March 31, 2012.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

4.	Endo License and Development Agreement (continued):

The Company analyzed the milestone payments noted above in accordance with ASC 605-28 to determine if such milestones are substantive. This determination included an analysis of the Company’s performance to achieve each milestone, the enhancement of value of the delivered items, the timing of performance related to the milestone, and the reasonability of the milestone relative to all the deliverables and payment terms. The Company concluded that each of the milestones are substantive under the guidance in ASC 605-28.

The term of the Endo Agreement shall last, on a country-by-country basis, until the later of: (i) 10 years from the date of the first commercial sale of BEMA® Buprenorphine in a particular country or (ii) the date on which the last valid claim of the Company’s patents covering BEMA® Buprenorphine in a particular country has expired or been invalidated. The Endo Agreement shall be subject to termination: (i) by Endo, at any time, upon a specific amount of prior written notice to the Company, (ii) by Endo and the Company upon mutual written agreement, (iii) by either party upon a material default or breach of the Endo Agreement and such default or breach is not cured within a specified timeframe, (iv) the voluntary or involuntary bankruptcy of either party or (v) by the Company if Endo does not meet certain diligence obligations outside of the United States.

On February 16, 2012, the Company announced that the U.S. Patent and Trademark Office issued a Notice of Allowance regarding its patent application (No. 13/184306), which patent will extend the exclusivity of the BEMA® drug delivery technology for the Company’s BEMA® Buprenorphine and BNX product candidates from 2020 to 2027. On April 17, 2012, the Company announced that this patent was granted. As a result, pursuant to the Endo Agreement, the Company received a milestone payment from Endo in the amount of $15 million in May 2012. As discussed above, this milestone had been evaluated to be a substantive milestone under ASC 605-28, and therefore was recognized as revenue when the milestone was received.

The remaining milestone payments are expected to be recognized as revenue as and if they are achieved, except that one milestone is contingently refundable for a period of time. Revenue related to that milestone is expected to be recognized as refund provisions as defined in the agreement expire. Sale threshold payments and sales-based royalties will be recognized as they accrue under the terms of the Endo Agreement.

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

Expected price volatility	83.67%-83.69%
Risk-free interest rate	0.84%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the three months ended March 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price PerShare	Aggregate Intrinsic Value
Outstanding at January 1, 2012	4,553,251	$3.66
Granted in 2012:
Officers and Directors	223,674	1.85
Others	258,687	1.83
Exercised	—
Forfeitures	(250,741)	3.26

Outstanding at March 31, 2012	4,784,871	$3.50	$595,436

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

9.	Earnings per Common Share

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations.

	Restated March 31, 2012	March 31, 2011
Basic:
Net income (loss) attributable to common stockholders	$6,750,616	$(9,019,311)
Weighted average common shares outstanding	29,561,655	25,105,563

Basic earnings per common share	$0.23	$(0.36)

Diluted:
Effect of dilutive securities:

Net income (loss)	$6,750,616	$(9,019,311)

Adjustments to Income for Dilutive options and warrants	—	—

	6,750,616	(9,019,311)
Weighted average common shares outstanding	29,561,655	25,105,563
Effect of Dilutive options and warrants	24,381	—

Diluted weighted average common shares outstanding	29,586,036	25,105,563

Diluted earnings per common share	$0.23	$(0.36)

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

11.	Restatements:

In September 2012, the Company began a review of its revenue recognition accounting with respect to certain non-refundable cash payments received by the Company during the three months ended March 31, 2012 under the Endo Agreement (including the $30 million non-refundable upfront license fee received by the Company under the Endo Agreement in January 2012 (the “Upfront Fee”)).

Based on the Company’s process and related internal deliberations, and with input from outside consultants and representatives of Cherry Bekaert LLP, the Company’s independent registered public accounting firm, the Audit Committee of the Board of Directors and the executive management of the Company jointly determined that the Company should have allocated approximately $14.4 million of the Upfront Fee to the clinical development services unit of accounting under the Endo arrangement, and accordingly the Company should have deferred such $14.4 million amount. As such, and since the Upfront Fee was originally recognized in full during the quarter ended March 31, 2012, a determination was made that the Company’s unaudited financial statements for the three months ended March 31, 2012 required restatement to correct the error with respect to such recognition of revenue under the Endo Agreement. The following represents a summary of the restatement adjustments by financial statement line item:

As of March 31, 2012
Balance Sheet data:
Deferred revenue, current	6,128,950
Deferred revenue, long term	7,416,485
Total liabilities	13,545,435
Accumulated deficit	(13,545,435)
Total stockholders’ equity	(13,545,435)

Three months ended March 31, 2012
Statement of Operations data:
Contract revenue	(13,545,435)
Income (loss) from operations	(13,545,435)
Income (loss) before income taxes	(13,545,435)
Net income (loss)	(13,545,435)

	As of March 31, 2012
	As Reported	As Restated
Balance Sheet data:
Deferred revenue, current	12,543,961	18,672,911
Deferred revenue, long term	1,561,159	8,977,644
Total liabilities	21,527,968	35,073,403
Accumulated deficit	(75,275,525)	(88,820,960)
Total stockholders’ equity	24,878,208	11,332,773

	Three months ended March 31, 2012
	As Reported	As Restated
Statement of Operations data:
Contract revenue	30,049,600	16,504,165
Income from operations	22,110,145	8,564,710
Income before income taxes	20,296,051	6,750,616
Net income	20,296,051	6,750,616
Basic earnings per share	0.69	0.23
Diluted earnings per share	0.69	0.23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Contract Revenues. We received an upfront non-refundable $30 million license fee upon signing our Endo agreement in January 2012. Of this amount, $15.6 million was recognized as contract revenue during the three months ended March 31, 2012. The remainder was recorded as deferred revenue, to be recognized over the period that clinical development services and clinical trial materials are supplied to Endo, currently anticipated to be from 2012 through early 2014. Accordingly, $0.9 million of the Endo-related deferred amount was also recognized in the first quarter 2012. We also recognized $0.05 million and $0.002 million during the three months ended March 31, 2012 and 2011, respectively, in contract revenue related to previously deferred revenue under our license agreement with Meda.

Cost of Product Royalties. We recognized $0.4 million and $0.3 million during the three months ended March 31, 2012 and 2011, respectively, in cost of product royalties which is related to minimum quarterly payments owed to CDC.

Research and Development Expenses. During the three months ended March 31, 2012 and 2011, research and development expenses totaled $4.7 million and $6.7 million, respectively. The decrease in research and development expenses can be attributed to the ramp-up of the BEMA® clinical trials that occurred in 2011. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, particularly with respect to ONSOLIS® and BEMA® Buprenorphine. Funding of this research in 2012 and 2011 was obtained through contract revenue, deferred license revenue, a private placement stock offering, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA® drug delivery technologies.

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

Derivative loss. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes method. During the three months ended March 31, 2012, our stock price increased, which is the largest component of the Black Scholes calculation. As a result, our warrant liability also increased, resulting in a $2.1 million loss. This loss was offset by a $0.3 million gain from 2 million shares of Biovest related party options that we own. During the three months ended March 31, 2011, our share price had only a very small decrease. Therefore, our derivative liability declined by $0.1 million along with a corresponding gain. This gain was offset by a $0.6 million loss on the value of our Biovest options.

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

At March 31, 2012, we had cash and cash equivalents of approximately $32.1 million. We generated $22.5 million of cash from operations during the three months ended March 31, 2012. As of March 31, 2012, we had stockholders’ equity of $11.3 million versus $4.1 million at December 31, 2011. In January 2012, we received a $30 million, upfront non-refundable payment related to our definitive license and development agreement with Endo to license, develop, manufacture, market and sell our BEMA® Buprenorphine product candidate. In addition, in May 2012, we received an additional $15 million milestone payment from Endo due to our achievement of a certain intellectual project related milestone. However, this $45 million in cash is anticipated to be used in its entirety to fund our clinical research with respect to this product. As such, our existing cash, even with the aforementioned $45 million upfront and milestone payments, together with other expected cash inflows from other milestones and royalties, is anticipated by management to be sufficient to fully fund our planned level of operations through the first quarter of 2013. Included in this estimation are costs of between $0.6 million and $1.2 million that we expect will be incurred in connection with the reformulation of ONSOLIS®. Also included are savings in legal expense that we expect will result from the March 2012 stay in litigation with MonoSol (see Part II, Item 1. Legal Proceedings). Certain planned expenditures are discretionary and could be deferred if we are required to do so to fund critical operations.

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

Revenue recognition

We periodically enter into license and development agreements to develop and commercialize our products. The arrangements typically are multi-deliverable arrangements that are funded through up-front payments and milestones and covered under generally accepted accounting standards promulgated through ASC Topic 605. We have two major agreements (Meda and Endo) that are described fully in Footnotes 3 and 4. We adopted the milestone method of revenue recognition in 2010.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not appropriately effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The ineffective nature of such controls relates solely to our failure to properly consider and evaluate accounting guidance related to the recognition of the revenue related to the $30 million non-refundable upfront license fee that we received from Endo in January 2012 (the “Upfront Fee”), which failure was discovered by the Company following comments regarding our accounting for such fee from the staff of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2012, the Audit Committee of our board of directors, together with our management, conducted a review of our policies and procedures related to revenue recognition in light of the SEC’s comments regarding our accounting for the Upfront Fee. The Audit Committee and Company management reached the joint decision to restate our financial statements for the three months ended March 31, 2012, specifically and only in regard to the treatment of the Upfront Fee. In order to mitigate similar issues in the future and to assure complete and accurate interpretation of salient revenue recognition guidance, the Company has implemented a policy (beginning in late 2012) to utilize a revenue recognition consultant to help analyze at inception of the transaction, any significant license agreement prior to implementation of the accounting treatment.

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

On September 26, 2011, MonoSol filed a second amended complaint, which added two additional patents not previously asserted and on October 4, 2011 MonoSol filed an opposition to the motion for stay. We filed an answer to the second amended complaint denying infringement and asserting challenges to the validity of the two newly-asserted patents. The court conducted a status conference on October 25, 2011, at which it denied the motion to stay without prejudice, set November 18, 2011 as the date for MonoSol to file supplemental initial disclosures and its infringement contentions pursuant to the DNJ Local Patent Rules, and the first week in January 2012 as the date for defendants to serve their non-infringement and invalidity contentions. The court stated that it would conduct a status conference immediately thereafter and invited defendants to renew their motion to stay based on developments in the USPTO and otherwise.

On November 28, 2011, we announced that we were informed by the USPTO that it had rejected all 191 claims of the ‘588 Patent.

On January 3, 2012, we served our non-infringement and invalidity contentions in the case. On January 5, 2012, the Court conducted a status conference and invited the re-filing of our motion for stay pending the outcome of reexamination proceedings in the USPTO. On January 20, 2012, we filed requests for reexamination before the USPTO of MonoSol’s US patent No 7,357,891 (the “’891 Patent”), and No 7,425,292 (the “’292 Patent”), the two additional patents asserted by MonoSol, demonstrating that all claims of those two patents were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO. We then filed with the Court our renewed motion for stay pending the outcome of the reexamination proceedings on January 23, 2012.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: March 18, 2013	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2013	By:	/s/ James A. McNulty
James A. McNulty, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)

S-1