Form 10-Q/A
period 2012-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2013-03-18
CIK 1103021

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2013, the purpose of this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Original 10-Q”), which we filed with the Commission on August 9, 2012, is to restate our company’s unaudited financial statements and related disclosures (including, without limitation, those contained under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in the Original 10-Q with respect to our accounting for a $30 million non-refundable license fee (the “Upfront Fee”) we received in January 2012 under our license and development agreement for BEMA® Buprenorphine for chronic pain with Endo Pharmaceuticals, Inc. (now known as Endo Health Solutions, Inc.) (the “Endo Agreement”). On February 25, 2013, the Audit Committee of our Board of Directors and our executive management jointly determined that an aggregate of approximately $14.4 million of the Upfront Fee should not have been recognized as revenue upon receipt, but should have instead been deferred and recognized as clinical development services were provided by us under the Endo Agreement. We are therefore filing this Amendment No. 1 to reflect the deferral and recognition of revenue for clinical development services performed during the period covered by the Original 10-Q, as well as changes in our footnote disclosure on this topic and related disclosure of our revenue recognition policies with respect to the Endo Agreement.

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

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	Restated June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,030,542	$10,750,205
Accounts receivable, other	23,092	101,132
Prepaid expenses and other current assets	129,127	229,886

Total current assets	43,182,761	11,081,223
Equipment, net	3,057,150	3,288,108
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	8,000,000
Accumulated amortization	(4,260,077)	(3,749,637)

Total other intangible assets	6,689,923	6,150,363
Derivative asset, warrant (note 7)	401,200	388,540
Other assets	21,976	21,976

Total assets	$56,068,010	$23,645,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities, other	$5,813,366	$5,090,795
Deferred revenue, current	22,314,498	12,507,471
Derivative liabilities (note 7)	5,638,001	279,302

Total current liabilities	33,765,865	17,877,568
Deferred revenue, long-term	6,538,085	1,647,249

Total liabilities	40,303,950	19,524,817

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized in 2012 and 2011; 0 shares outstanding in 2012 and 2011	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized; 29,756,324 and 29,577,146 shares issued; 29,740,833 and 29,561,655 shares outstanding in 2012 and 2011, respectively	29,757	29,578
Additional paid-in capital	100,819,805	99,709,574
Treasury stock, at cost, 15,491 shares, 2012 and 2011	(47,183)	(47,183)
Accumulated deficit	(85,038,319)	(95,571,576)

Total stockholders’ equity	15,764,060	4,120,393

Total liabilities and stockholders’ equity	$56,068,010	$23,645,210

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2012	2011	Restated 2012	2011
Revenues:

Product royalties	$—	$—	$—	$34,225
Research revenues	—	33,606	14,200	226,843
Contract revenues	16,297,972	4,800	32,802,137	6,800

Total Revenues:	16,297,972	38,406	32,816,337	267,868

Cost of product royalties	375,000	(425,930)	750,000	(128,510)

Expenses:
Research and development	6,546,579	4,720,208	11,258,189	11,410,882
General and administrative	2,209,284	1,930,875	5,050,079	3,695,364
Related party general and administrative, net	19,500	18,750	45,750	37,500

Total Expenses:	8,775,363	6,669,833	16,354,018	15,143,746

Income (loss) from operations	7,147,609	(6,205,497)	15,712,319	(14,747,368)

Interest income	63,501	48,411	120,117	86,194
Derivative (loss) gain	(3,478,793)	1,046,869	(5,346,039)	559,556
Other income (expense), net	50,324	11,866	46,860	(16,044)

Net income (loss)	3,782,641	(5,098,351)	10,533,257	(14,117,662)

Net income (loss) attributable to common stockholders	3,782,641	$(5,098,351)	10,533,257	$(14,117,662)

Basic earnings per share:	$0.13	$(0.18)	$0.36	$(0.52)

Diluted earnings per share:	$0.12	$(0.18)	$0.35	$(0.52)

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

Restated

	Common Stock		Additional	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Deficit	Equity
Balances, January 1, 2012	29,577,146	$29,578	$99,709,574	$(47,183)	$(95,571,576)	$4,120,393
Stock-based compensation	—	—	700,008	—	—	700,008
Exercise of stock options	179,178	179	410,223	—	—	410,402
Net income	—	—	—	—	10,533,257	10,533,257

Balances, June 30, 2012	29,756,324	$29,757	$100,819,805	$(47,183)	$(85,038,319)	$15,764,060

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six months Ended June 30,
	Restated 2012	2011
Operating activities:
Net income (loss)	$10,533,257	$(14,117,662)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	745,396	653,764
Derivative loss (gain)	5,346,039	(559,556)
Stock-based compensation expense	700,008	448,693
Changes in assets and liabilities:
Accounts receivable	78,040	410,589
Prepaid expenses and other assets	100,759	(606,626)
Accounts payable and accrued expenses	751,170	791,001
Deferred revenue	14,697,863	35,913

Net cash flows from operating activities	32,952,532	(12,943,884)

Investing activities:
Purchase of equipment	(24,792)	(127,760)
Purchase of intangible assets	(1,050,000)	—

Net cash flows from investing activities	(1,074,792)	(127,760)

Financing activities:
Proceeds from issuance of common stock	—	13,996,773
Proceeds from exercise of stock options	410,402	349,676
Proceeds from exercise of warrants	—	1,749,259
Change in amounts due to related parties	(7,805)	(44,623)

Net cash flows from financing activities	402,597	16,051,085

Net change in cash and cash equivalents	32,280,337	2,979,441
Cash and cash equivalents at beginning of period	10,750,205	18,208,659

Cash and cash equivalents at end of period	$43,030,542	$21,188,100

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

Significant financing sources during the six months ended June 30, 2012 consisted of:

•	approximately $45 million in an upfront license fee and milestone payment from Endo pursuant to the Endo Agreement (see note 4);

•	$2.5 million in deferred contract revenue under the Meda agreements (see note 3);

•	approximately $0.4 million from the exercise of stock options; and

•	approximately $0.1 million in previously deferred contract revenue.

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

At June 30, 2012, the Company had cash and cash equivalents of approximately $43 million. The Company generated $33 million of cash from operations during the six months ended June 30, 2012. As of June 30, 2012, the Company had stockholders’ equity of $15.8 million, versus $4.1 million at December 31, 2011.

The Company’s existing cash, even with the aforementioned $45 million upfront and milestone payment, together with other expected cash inflows from other milestones and royalties, is anticipated by management to be sufficient to fully fund the Company’s planned operations through the first quarter of 2013. Included in this estimation are costs of between $0.6 million and $0.8 million that the Company expects will be incurred in connection with the reformulation project (described further in Note 3 below) associated with the Company’s Food and Drug Administration (“FDA”)-approved product ONSOLIS®. Also included are reduced expenditures from previous levels in legal expense that the Company expects due to the March 2012 stay of its litigation with MonoSol Rx, LLC (“MonoSol”). Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations.

Accordingly, additional capital will likely be required to support commercialization efforts for ONSOLIS® (including commercial launch in Europe which is expected in the fourth quarter of 2012), clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of the Company’s agreement with Endo), planned development of the Company’s BEMA® Buprenorphine/Naloxone (known as BNX) product candidate and other potential products or technologies, as well as general working capital. Based on product development timelines and agreements with the Company’s existing development and commercialization partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

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

(Unaudited)

4. Endo License and Development Agreement (continued):

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

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. The Company estimates that such performance will extend into early 2014. Based on the estimated proportion of those services performed during the six months ended June 30, 2012, $2.1 million of that amount was recognized and, as a result, $12.3 million remains deferred at June 30, 2012.

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

additional cost of product royalties for year ended December 31, 2011. In addition, certain terms of the CLDA were amended and restated to clarify that royalty payments by the Company under the CDLA will be calculated based on Meda’s sales of ONSOLIS®, whereas previous Company royalty payments to CDC were calculated based on Company sales of ONSOLIS® to Meda. The difference between these two calculations resulted in a $1.1 million overpayment by the Company which was recorded as a repayment in 2011. As a result, the Company did not pay any of the 2011 quarterly royalty payments due to CDC/Athyrium and was not required to pay another royalty payment until the December 31, 2011 royalty calculation, which was due during the first quarter of 2012.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

9. Earnings per Common Share

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2012	2011	Restated 2012	2011
Basic:
Net income (loss) attributable to common stockholders	$3,782,641	$(5,098,351)	$10,533,257	$(14,117,662)
Weighted average common shares outstanding	29,669,058	28,998,451	29,615,357	27,062,761

Basic earnings per common share	$0.13	$(0.18)	$0.36	$(0.52)

Diluted:
Effect of dilutive securities:
Net income (loss) attributable to common stockholders	$3,782,641	$(5,098,351)	$10,533,257	$(14,117,662)
Adjustments to Income for Dilutive options and warrants	—	—	—	—

	3,782,641	(5,098,351)	10,533,257	(14,117,662)

Weighted average common shares outstanding	29,669,058	28,998,451	29,615,357	27,062,761
Effect of Dilutive options and warrants	1,476,918	0	532,729	0

Diluted weighted average common shares outstanding	31,145,976	28,998,451	30,148,086	27,062,761

Diluted earnings per common share	$0.12	$(0.18)	$0.35	$(0.52)

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

As of June 30, 2012
Balance Sheet data:
Deferred revenue, current	7,234,697
Deferred revenue, long term	5,062,366
Total liabilities	12,297,063
Accumulated deficit	(12,297,063)
Total stockholders’ equity	(12,297,063)

	Three months ended June 30, 2012	Six months ended June 30, 2012
Statement of Operations data:
Contract revenue	1,248,372	(12,297,063)
Income (loss) from operations	1,248,372	(12,297,063)
Income (loss) before income taxes	1,248,372	(12,297,063)
Net income (loss)	1,248,372	(12,297,063)

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

12. Restatements (continued):

	June 30, 2012
	As Reported	As Restated
Balance Sheet data:
Deferred revenue, current	15,079,801	22,314,498
Deferred revenue, long term	1,475,719	6,538,085
Total liabilities	28,006,887	40,303,950
Accumulated deficit	(72,741,256)	(85,038,319)
Total stockholders’ equity	28,061,123	15,764,060

	Three months ended June 30, 2012		Six months ended June 30, 2012
	As Reported	As Restated	As Reported	As Restated
Statement of Operations data:
Contract revenue	15,049,600	16,297,972	45,099,200	32,802,137
Income from operations	5,899,237	7,147,609	28,009,382	15,712,319
Income before income taxes	2,534,269	3,782,641	22,830,320	10,533,257
Net income	2,534,269	3,782,641	22,830,320	10,533,257
Basic earnings per share	0.09	0.13	0.77	0.36
Diluted earnings per share	0.08	0.12	0.76	0.35

13. Subsequent Events:

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

Contract Revenues. We recognized $16.3 million during the three months ended June 30, 2012 in contract revenue related to our license agreement with Endo. This amount includes $15 million received from Endo in May 2012 for a milestone associated with the granting of a certain patent and $1.2 million in previously deferred contract revenue that is to be recognized as revenue as clinical development services are provided to Endo. The remaining deferred contract revenue will likewise be recognized over the period that clinical development services are provided to Endo. Such services are currently anticipated to be provided from 2012 through early 2014. We also recognized $0.05 million and $0.005 million during the three months ended June 30, 2012 and 2011, respectively, in contract revenue related to previously deferred amounts under our license agreement with Meda.

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

Research and Development Expenses. During the three months ended June 30, 2012 and 2011, research and development expenses totaled $6.5 million and $4.7 million, respectively. The increase in 2012 research and development expenses can be attributed primarily to an increase in expenditures associated with the preparation for our BEMA® Buprenorphine clinical trials as required under our agreement with Endo. As part of this effort, during the second quarter of 2012, we entered into a contract research organization agreement associated with such clinical trials, which agreement accounted for a material portion of the increased expenditures. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, particularly with respect to ONSOLIS®, BEMA® Buprenorphine and BNX. Funding of this research in 2012 and 2011 was obtained through contract revenue, deferred license revenue, a private placement stock offering, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of our BEMA® drug delivery technology.

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

Contract Revenues. We recognized $32.8 million during the six months ended June 30, 2012 in contract revenue related to our license agreement with Endo. This amount includes $15.6 million in January 2012 of the $30 million up-front license fee from Endo ($14.4 million was recorded as deferred contract revenue), $15 million received from Endo in May 2012 for a milestone associated with the granting of a certain patent and $2.1 million in previously deferred contract revenue. The remaining deferred contract revenue will be recognized over the period that clinical development services are supplied to Endo. It is currently anticipated that such services will be provided from 2012 through early 2014. We also recognized $0.1 million and $0.007 million during the six months ended June 30, 2012 and 2011, respectively, in contract revenue related to previously deferred amounts under our license agreement with Meda.

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

Derivative loss. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes method. During the six months ended June 30, 2012, our stock price increased, which is the largest component of the Black Scholes calculation. As a result, our warrant liability also increased, resulting in a $5.4 million loss. This loss was offset by a $0.01 million gain from a warrant we hold to purchase 2 million shares of Biovest. During the six months ended June 30, 2011, our stock price decreased and the fair value of the related warrant liability declined by $1.3 million, resulting in a derivative gain. This gain was partially offset by a $0.7 million loss in the fair value of our Biovest warrant.

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

At June 30, 2012, we had cash and cash equivalents of approximately $43 million. We generated $33 million of cash from operations during the six months ended June 30, 2012. As of June 30, 2012, we had stockholders’ equity of $15.8 million versus $4.1 million at December 31, 2011. In January 2012, we received a $30 million, upfront non-refundable payment related to our definitive license and development agreement with Endo to license, develop, manufacture, market and sell our BEMA® Buprenorphine product candidate. In addition, in May 2012, we received an additional $15 million milestone payment from Endo due to our achievement of a certain intellectual property-related milestone. This $45 million in cash is anticipated to be used in its entirety to fund our clinical research with respect to this product. As such, our existing cash, even with the aforementioned $45 million upfront and milestone payments, together with other expected cash inflows from other milestones and royalties, is anticipated by management to be sufficient to fully fund our planned level of operations through the first quarter of 2013. Included in this estimation are costs of between $0.6 million and $0.8 million that we expect will be incurred in connection with the reformulation of ONSOLIS®. Also included are savings in legal expense that we expect will result from the March 2012 stay in litigation with MonoSol (see Part II, Item 1. Legal Proceedings). Certain planned expenditures are discretionary and could be deferred if we are required to do so to fund critical operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2012, the Audit Committee of our board of directors, together with our management, conducted a review of our policies and procedures related to revenue recognition in light of the SEC’s comments regarding our accounting for the Upfront Fee. The Audit Committee and Company management reached the joint decision to restate our financial statements for the six months ended June 30, 2012, specifically and only in regard to the treatment of the Upfront Fee. In order to mitigate similar issues in the future and to assure complete and accurate interpretation of salient revenue recognition guidance, the Company has implemented a policy (beginning in late 2012) to utilize a revenue recognition consultant to help analyze at inception of the transaction, any significant license agreement prior to implementation of the accounting treatment.

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