Form 10-Q/A
period 2012-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2013-03-18
CIK 1103021

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2013, the purpose of this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Original 10-Q”), which we filed with the Commission on November 9 2012, is to restate our company’s unaudited financial statements and related disclosures (including, without limitation, those contained under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in the Original 10-Q with respect to our accounting for a $30 million non-refundable license fee (the “Upfront Fee”) we received in January 2012 under our license and development agreement for BEMA® Buprenorphine for chronic pain with Endo Pharmaceuticals, Inc. (now known as Endo Health Solutions, Inc.) (the “Endo Agreement”). On February 25, 2013, the Audit Committee of our Board of Directors and our executive management jointly determined that an aggregate of approximately $14.4 million of the Upfront Fee should not have been recognized as revenue upon receipt, but should have instead been deferred and recognized as clinical development services were provided by us under the Endo Agreement. We are therefore filing this Amendment No. 1 to reflect the deferral and recognition of revenue for clinical development services performed during the period covered by the Original 10-Q, as well as changes in our footnote disclosure on this topic and related disclosure of our revenue recognition policies with respect to the Endo Agreement.

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

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	Restated September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,319,153	$10,750,205
Accounts receivable	24,303	101,132
Prepaid expenses and other current assets	227,488	229,886

Total current assets	31,570,944	11,081,223
Equipment, net	2,944,514	3,288,108
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	8,000,000
Accumulated amortization	(4,515,296)	(3,749,637)

Total other intangible assets	6,434,704	6,150,363
Derivative asset, warrant (note 7)	187,600	388,540
Other assets	21,976	21,976

Total assets	$43,874,738	$23,645,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,389,459	$5,090,795
Deferred revenue, current	22,719,625	12,507,471
Derivative liabilities (note 7)	8,949,412	279,302

Total current liabilities	39,058,496	17,877,568
Deferred revenue, long-term	4,257,512	1,647,249

Total liabilities	43,316,008	19,524,817

Commitments and contingencies (note 10)	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized in 2012 and 2011; 0 shares outstanding in 2012 and 2011	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized; 30,408,518 and 29,577,146 shares issued; 30,393,027 and 29,561,655 shares outstanding in 2012 and 2011, respectively	30,410	29,578
Additional paid-in capital	103,091,109	99,709,574
Treasury stock, at cost, 15,491 shares, 2012 and 2011	(47,183)	(47,183)
Accumulated deficit	(102,515,606)	(95,571,576)

Total stockholders’ equity	558,730	4,120,393

Total liabilities and stockholders’ equity	$43,874,738	$23,645,210

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

Restated

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2012	2011	Restated 2012	2011
Revenues:

Product royalties	$—	$2,659,728	$—	$2,693,954
Research revenues	—	—	13,375	226,843
Contract revenues	1,875,446	4,000	34,677,583	10,800

Total Revenues:	1,875,446	2,663,728	34,690,958	2,931,597

Cost of product royalties	375,000	1,507,125	1,125,000	1,378,615

Expenses:
Research and development	12,546,912	6,215,106	23,804,276	17,625,989
General and administrative	2,992,354	2,593,913	8,042,433	6,289,277
Related party general and administrative, net	20,000	20,250	65,750	57,750

Total Expenses:	15,559,266	8,829,269	31,912,459	23,973,016

Loss (income) from operations	(14,058,820)	(7,672,666)	1,653,499	(22,420,034)

Interest income	90,167	61,409	210,284	147,604
Derivative (loss) gain	(3,525,011)	2,472,550	(8,871,050)	3,032,106
Other income (expense), net	16,377	15,156	63,237	(889)

Net (loss) income	(17,477,287)	(5,123,551)	(6,944,030)	(19,241,213)

Net (loss) income attributable to common stockholders	$(17,477,287)	$(5,123,551)	$(6,944,030)	$(19,241,213)

Basic earnings per share:	$(0.58)	$(0.17)	$(0.23)	$(0.69)

Diluted earnings per share:	$(0.58)	$(0.17)	$(0.23)	$(0.69)

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

Restated

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2012	29,577,146	$29,578	$99,709,574	$(47,183)	$(95,571,576)	$4,120,393
Stock-based compensation	—	—	1,373,970	—	—	1,373,970
Exercise of stock options	728,872	729	1,872,668	—	—	1,873,397
Warrant exercises	45,000	45	134,955	—	—	135,000
Shares issued upon vesting of equity awards	57,500	58	(58)	—	—	—
Net income	—	—	—	—	(6,944,030)	(6,944,030)

Balances, September 30, 2012	30,408,518	$30,410	$103,091,109	$(47,183)	$(102,515,606)	$558,730

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Nine months Ended September 30,
	Restated 2012	2011
Operating activities:
Net income (loss)	$(6,944,030)	$(19,241,213)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,120,741	989,613
Derivative loss (gain)	8,871,050	(3,032,106)
Stock-based compensation expense	1,373,970	1,006,614
Changes in assets and liabilities:
Accounts receivable	76,829	(1,021,409)
Prepaid expenses and other assets	2,398	(13,157)
Accounts payable and accrued expenses	2,327,264	2,372,321
Deferred revenue	12,822,417	15,133

Net cash flows from operating activities	19,650,639	(18,924,204)

Investing activities:
Purchase of equipment	(32,283)	(214,616)
Purchase of intangible assets	(1,050,000)	—

Net cash flows from investing activities	(1,082,283)	(214,616)

Financing activities:
Proceeds from issuance of common stock	—	13,996,773
Proceeds from exercise of stock options	1,873,397	349,676
Proceeds from exercise of warrants	135,000	1,749,259
Change in amounts due to related parties	(7,805)	(46,127)

Net cash flows from financing activities	2,000,592	16,049,581

Net change in cash and cash equivalents	20,568,948	(3,089,239)
Cash and cash equivalents at beginning of period	10,750,205	18,208,659

Cash and cash equivalents at end of period	$31,319,153	$15,119,420

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

In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company is currently evaluating ASU 2012-02, but does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements.

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

Significant financing sources during the nine months ended September 30, 2012 consisted of:

•	approximately $45 million in upfront license fee and milestone payments from Endo pursuant to the Endo Agreement (see note 4);

•	$2.5 million in deferred contract revenue under the Meda agreements (see note 3);

•	approximately $2.0 million from the exercise of stock options; and

•	approximately $0.1 million in previously deferred contract revenue.

Significant financing sources during the year ended December 31, 2011 consisted of:

•	approximately $14 million in net proceeds from a private placement offering of Common Stock in March 2011;

•	approximately $1 million in net royalties under the Meda agreements;

•	approximately $1.7 million from the exercise of Common Stock warrants;

•	approximately $0.3 million in contract revenue from licensing and supply agreement (see note 6);

•	approximately $0.2 million in research revenues from various contractor agreements; and

•	approximately $0.3 million from the exercise of Common Stock options.

In January 2012, the Company received a $30 million, non-refundable license fee under the Endo Agreement. Pursuant to the Endo Agreement, the Company has granted Endo the license to develop, manufacture, market and sell the Company’s BEMA® Buprenorphine product on a worldwide basis. In addition, in May 2012, the Company received an additional $15 million milestone payment from Endo due to its achievement of a certain intellectual property-related milestone. However, this aggregate $45 million in cash is anticipated to be used in its entirety to fund the Company’s clinical research with respect to this product candidate.

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

At September 30, 2012, the Company had cash and cash equivalents of approximately $31.3 million. The Company generated $19.7 million of cash from operations during the nine months ended September 30, 2012. As of September 30, 2012, the Company had stockholders’ equity of $0.6 million, versus $4.1 million at December 31, 2011.

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

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. The Company estimates that such performance will extend into early 2014. Based on the estimated proportion of those services performed during the nine months ended September 30, 2012, $4.0 million of that amount was recognized and, as a result, $10.5 million remains deferred at September 30, 2012.

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

9. Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2012	2011	Restated 2012	2011
Basic:
Net loss attributable to common stockholders	$(17,477,287)	$(5,123,551)	$(6,944,030)	$(19,241,213)
Basic and Diluted:
Weighted average common shares outstanding (denominator)	30,071,813	29,561,655	29,768,620	27,904,879

Net loss per common share basic and diluted	$(0.58)	$(0.17)	$(0.23)	$(0.69)

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

11. Termination of BDSI License and Sublicenses with UMDNJ:

In June 2012, the Company entered into an agreement to terminate its license agreement with the University of Medicine and Dentistry of New Jersey (“UMDNJ”) and certain sublicenses related to the Bioral® drug delivery technology previously developed by the Company under such license. Under this agreement, the Company agreed to assign to UMDNJ its know-how to the Bioral® technology. Once all previously executed sublicenses related to the Bioral® technology have been formally terminated, the Company will assign to UMDNJ its know-how and patent rights to the Bioral® technology in consideration of 10% of future potential revenues

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

11. Termination of BDSI License and Sublicenses with UMDNJ (continued):

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

As of September 30, 2012
Balance Sheet data:
Deferred revenue, current	7,570,064
Deferred revenue, long term	2,901,153
Total liabilities	10,471,217
Accumulated deficit	(10,471,217)
Total stockholders’ equity	(10,471,217)

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Statement of Operations data:
Contract revenue	1,825,846	(10,471,217)
Income (loss) from operations	1,825,846	(10,471,217)
Income (loss) before income taxes	1,825,846	(10,471,217)
Net income (loss)	1,825,846	(10,471,217)

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

12. Restatements (continued):

	As of September 30, 2012
	As Reported	As Restated
Balance Sheet data:
Deferred revenue, current	15,149,561	22,719,625
Deferred revenue, long term	1,356,359	4,257,512
Total liabilities	32,844,791	43,316,008
Accumulated deficit	(92,044,389)	(102,515,606)
Total stockholders’ equity	11,029,947	558,730

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	As Reported	As Restated	As Reported	As Restated
Statement of Operations data:
Contract revenue	49,600	1,875,446	45,148,800	34,677,583
(Loss) income from operations	(15,884,666)	(14,058,820)	12,124,716	1,653,499
(Loss) income before income taxes	(19,303,133)	(17,477,287)	3,527,187	(6,944,030)
Net (loss) income	(19,303,133)	(17,477,287)	3,527,187	(6,944,030)
Basic earnings per share	(0.64)	(0.58)	0.12	(0.23)
Diluted earnings per share	(0.64)	(0.58)	0.12	(0.23)

13. Subsequent Events:

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

Contract Revenues. We recognized $1.8 million during the three months ended September 30, 2012 in contract revenue related to our license agreement with Endo. No Endo-related amounts were recorded in 2011. The 2012 amount represents previously deferred contract revenue that is recognized as revenue as clinical development services are provided to Endo. The remaining deferred contract revenue will likewise be recognized over the period that clinical development services are provided to Endo. Such services are currently anticipated to be provided from 2012 through early 2014. We also recognized $0.05 million and $0.004 million during the three months ended September 30, 2012 and 2011, respectively, in contract revenue related to previously deferred amounts under our license agreement with Meda.

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

Research and Development Expenses. During the three months ended September 30, 2012 and 2011, research and development expenses totaled $12.5 million and $6.2 million, respectively. The increase in 2012 research and development expenses can be attributed primarily to an increase in expenditures associated with the preparation for our BEMA® Buprenorphine clinical trials as required under our agreement with Endo as well as costs associated with our BNX product candidate. As part of the efforts related to the Endo agreement during the second quarter of 2012, we entered into a terminable contract research organization agreement associated with such clinical trials, which agreement accounted for a material portion of the increased expenditures. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, particularly with respect to ONSOLIS®, BEMA® Buprenorphine and BNX. Funding of this research in 2012 and 2011 was obtained through contract revenue, deferred license revenue, a private placement stock offering, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of our BEMA® drug delivery technology.

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

Contract Revenues. We recognized $34.6 million from Endo during the nine months ended September 30, 2012 in contract revenue related to our license agreement with Endo. There were no such Endo-related amounts recorded in 2011. The 2012 amount includes $15.6 million of the $30 million up-front license fee from Endo that was received in January 2012 ($14.4 million was recorded as deferred contract revenue), $15 million received from Endo in May 2012 for a milestone associated with the granting of a certain patent and $4.0 million in previously deferred contract revenue that is recognized as revenue as clinical development services are provided to Endo. The remaining deferred contract revenue will be recognized over the period that clinical development services are supplied to Endo. It is currently anticipated that such services will be provided from 2012 through early 2014. We also recognized $0.1 million and $0.01 million during the nine months ended September 30, 2012 and 2011, respectively, in contract revenue related to previously deferred amounts under our license agreement with Meda.

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

Derivative loss. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes method. During the nine months ended September 30, 2012, our stock price increased, which is one of the largest component of the Black Scholes calculation. As a result, our warrant liability also increased, resulting in an $8.7 million non-cash charge. In addition, there was a $0.2 million decrease in the fair market value of a warrant we hold to purchase 2 million shares of Biovest. During the nine months ended September 30, 2011 our stock price decreased and the fair value of the related warrant liability declined by $3.8 million, resulting in a corresponding derivative gain. This gain was partially offset by a $0.8 million loss in the fair value of our Biovest warrant.

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

At September 30, 2012, we had cash and cash equivalents of approximately $31.3 million. We generated $19.7 million of cash from operations during the nine months ended September 30, 2012. As of September 30, 2012, we had stockholders’ equity of $0.6 million versus $4.1 million at December 31, 2011. In January 2012, we received a $30 million, upfront non-refundable payment related to our definitive license and development agreement with Endo to license, develop, manufacture, market and sell our BEMA® Buprenorphine product candidate. In addition, in May 2012, we received an additional $15 million milestone payment from Endo due to our achievement of a certain intellectual property-related milestone. This $45 million in cash is anticipated to be used in its entirety to fund our clinical research with respect to this product. As such, our existing cash, even with the aforementioned $45 million upfront and milestone payments, together with other expected cash inflows from other milestones and royalties, is anticipated by management to be sufficient to fully fund our planned level of operations into the second quarter of 2013. Included in this estimation are costs of between $0.6 million and $0.8 million that we expect will be incurred in connection with the reformulation of ONSOLIS®. Certain planned expenditures are discretionary and could be deferred if we are required to do so to fund critical operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not appropriately effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The ineffective nature of such controls relates solely to our failure to properly consider and evaluate accounting guidance related to the recognition of the revenue related to the $30 million non-refunable upfront license fee that we received from Endo in January 2012 (“the Upfront Fee”), which failure was discovered by the Company following comments regarding our accounting for such fee from the staff of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2012, the Audit Committee of our board of directors, together with our management, conducted a review of our policies and procedures related to revenue recognition in light of the SEC’s comments regarding our accounting for the Upfront Fee. The Audit Committee and Company management reached the joint decision to restate our financial statements for the nine months ended September 30, 2012, specifically and only in regard to the treatment of the Upfront Fee. In order to mitigate similar issues in the future and to assure complete and accurate interpretation of salient revenue recognition guidance, the Company has implemented a policy (beginning in late 2012) to utilize a revenue recognition consultant to help analyze at inception of the transaction, any significant license agreement prior to implementation of the accounting treatment.

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