Form 10-K
period 2012-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2013-03-18
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31361

BioDelivery Sciences International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2089858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Corporate Center Drive, Suite #210 Raleigh, NC	27607
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 919-582-9050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.001	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2012 was approximately $110,478,117 based on the closing sale price of the company’s common stock on such date of $4.48 per share, as reported by the NASDAQ Capital Market.

As of March 13, 2013, there were 37,497,703 shares of company common stock issued and 37,482,212 shares of company common stock outstanding.

BioDelivery Sciences International, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2012

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “BDSI,” the “Company,” “we,” “us” and “our” or similar terms refer to BioDelivery Sciences International, Inc., a Delaware corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report and the documents we have filed with the SEC that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•

our plans and expectations regarding the timing and outcome of research, development, commercialization, manufacturing, marketing and distribution efforts relating to our BEMA® drug delivery technology platform and any proposed products, product candidates, including our sole approved product, ONSOLIS®, our partnered product candidate, BEMA® Buprenorphine and our other lead product candidate, BEMA® Buprenorphine/Naloxone (BNX);

•

the domestic and international regulatory process and related laws, rules and regulations governing our technologies and our approved and proposed products and formulations, including: (i) the timing, status and results of our or our commercial partners’ filings with the U.S. Food and Drug Administration and its foreign equivalents, (ii) the timing, status and results of non-clinical work and clinical studies, including regulatory review thereof and (ii) the heavily regulated industry in which we operate our business generally;

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

•

the protection and control afforded by our patents or other intellectual property, and any interest patents or other intellectual property that we license, of our or our partners’ ability to enforce our rights under such owned or licensed patents or other intellectual property;

•	the outcome of ongoing or potential future litigation or other claims or disputes relating to our business, technologies, products or processes;

•	our expected revenues (including sales, milestone payments and royalty revenues) from our products or product candidates and any related commercial agreements of ours;

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

The foregoing does not represent an exhaustive list of risks that may impact upon the forward-looking statements used herein or in the documents incorporated by reference herein. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance and related forward-looking statements.

Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

PART I

Item 1.	Description of Business.

Overview

We are a specialty pharmaceutical company that is developing and commercializing, either on our own or in partnerships with third parties, new applications of proven therapeutics to address important unmet medical needs using both proven and new drug delivery technologies. We have developed and are continuing to develop pharmaceutical products aimed principally in the areas of pain management and addiction. We were incorporated in the State of Indiana in 1997 and were reincorporated as a Delaware corporation in 2002.

In formulating our products and product candidates, we utilize the novel, patent protected and proprietary BioErodible MucoAdhesive (“BEMA®”) drug delivery technology, a small, erodible polymer film for application to the buccal mucosa (the lining inside the cheek). Our first U.S. Food and Drug Administration (which we refer to as the FDA) approved product, ONSOLIS® (fentanyl buccal soluble film), as well as our pipeline of product candidates, including BEMA® Buprenorphine and BEMA® Buprenorphine/Naloxone (which we refer to as BNX), utilize our BEMA® technology.

We have worked with other delivery technologies in the past, and as part of our corporate growth strategy, we may seek to acquire or license additional drug delivery technologies or drugs utilizing the delivery or other technologies of other companies. Should we gain access to such technologies, we would seek to formulate these technologies with proven, FDA approved therapeutics and utilize our development and commercialization experience to, either by ourselves or through commercial partnerships, navigate the resulting products through the regulatory review process and ultimately bring them to the marketplace.

Our current development strategy focuses primarily on our ability to utilize the FDA’s 505(b)(2) approval process to obtain more timely and efficient approval of new formulations of previously approved, active therapeutics incorporated into our drug delivery technology. Because the 505(b)(2) approval process is designed to address new formulations of previously approved drugs, we believe it has the potential to be more cost efficient and expeditious and have less regulatory approval risk, than other FDA approval approaches.

BEMA® Buprenorphine

Our lead product candidate, BEMA® Buprenorphine, is a partial mu-opioid agonist and a potential treatment for moderate to severe chronic pain. In December 2009, we announced that the primary efficacy endpoint was achieved in a Phase 2 clinical study evaluating the safety and efficacy of a range of doses of BEMA® Buprenorphine. Completion of this Phase 2 study led to the initiation of a Phase 3 double-blind, randomized, placebo-controlled clinical study which was initiated in the fourth quarter of 2010. On September 28, 2011, we announced the preliminary findings of our randomized, placebo-controlled, Phase 3 clinical study of BEMA® Buprenorphine for the treatment of moderate to severe chronic pain in a mixed opioid naïve and opioid experienced population. The primary endpoint of the study, overall pain intensity difference between BEMA® Buprenorphine and placebo, was not achieved. Following full analysis of the data, we concluded that we encountered a high placebo response in the opioid naïve segment of the patient population, particularly at our starting dose, which we believe accounted for the lack of statistically significant efficacy that was observed in the trial overall. We believe this is an occurrence typical of many pain trials. We believe the totality of the study results favor BEMA® Buprenorphine, including a near statistically significant difference between BEMA® Buprenorphine and placebo in the opioid experienced group of patients in the trial (p=0.067). In addition, when eliminating the group of patients that did not titrate beyond the starting dose, a statistically significant difference between BEMA® Buprenorphine and placebo (p=0.025) was identified. Neither of these subgroups was sufficiently large enough to be powered to show a statistical difference. Overall, the trial, though not successful, has provided a wealth of knowledge beneficial in the design of two additional Phase 3 clinical studies, which were initiated in the second half of 2012 under our agreement with Endo, as described below.

We believe that our outlook on BEMA® Buprenorphine was validated when, in January 2012, we announced the signing of a worldwide licensing and development agreement for BEMA® Buprenorphine (which we refer to herein as the Endo Agreement) with Endo Health Solutions, Inc. (which we refer to herein as Endo) under which we granted to Endo the exclusive, worldwide rights to develop and commercialize BEMA® Buprenorphine for the treatment of chronic pain. The financial terms of our agreement with Endo include: (i) a $30 million upfront license fee, which we received in January 2012; (ii) $95 million in potential milestone payments based on achievement of pre-defined intellectual property, clinical development and regulatory events (some of which we received in 2012); (iii) $55 million in potential sales threshold payments upon achievement of designated sales levels; and (iv) a tiered, mid- to upper-teen royalty on net sales of BEMA® Buprenorphine in the United States and a mid- to high-single digit royalty on net sales of BEMA® Buprenorphine outside the United States.

One of the key intellectual property milestones under our Endo Agreement was achieved in February 2012, when the U.S. Patent and Trademark Office (or USPTO) issued a Notice of Allowance regarding one of our patent applications (No. 13/184306) which, once the patent was granted in April 2012, will extend the exclusivity of the BEMA® drug delivery technology for BEMA®

Buprenorphine (as well as BNX, as discussed below) from 2020 to 2027. As a result, we received a milestone payment in the amount of $15 million in May 2012, and also related to the issuance of the patent, will receive an additional milestone payment of $20 million at the time of approval of a New Drug Application (or NDA) by the FDA for BEMA® Buprenorphine for the treatment of chronic pain. Such amounts are included in the aforementioned $95 million in potential milestone payments based on intellectual property and clinical development and regulatory events.

Endo is one of the premier companies in the area of pain management and has demonstrated significant achievements in the pain space, particularly with the development, launch and commercialization of a portfolio of pain therapeutics including opioids. Endo currently has approximately 500 sales representatives covering pain specialty and primary care physicians. Endo’s current branded pain portfolio exceeded $2 billion in sales in 2012 and includes products such as Opana® ER, Lidoderm® and Voltaren® Gel. Endo has strong sales and marketing capability in pain therapeutics, and a managed care organization that has established solid formulary positioning for the company’s products. We believe BEMA® Buprenorphine is an excellent fit to Endo’s pain portfolio and will, if approved, add a Schedule III opioid to their branded pain franchise. BEMA® Buprenorphine would complement Endo’s pain therapeutics portfolio providing the company with an opportunity to offer a “ladder” of pain products, aligned with pain severity and opioid scheduling. In particular, BEMA® Buprenorphine would potentially be aligned with the needs of pain specialists and primary care physicians who seek an alternative to Schedule II opioids for the treatment of moderate to severe chronic pain that is not adequately controlled with commonly prescribed first-line therapies (e.g., NSAIDs).

BEMA® Buprenorphine/Naloxone (BNX)

In addition, we believe that the widespread use of buprenorphine for the treatment of opioid dependence presents an additional commercial opportunity for the product, and we are developing a formulation of BEMA® Buprenorphine specifically for the treatment of opioid dependence. The product will combine a “high dose” of buprenorphine along with an abuse deterrent agent, naloxone. BNX provides us with an opportunity to compete in the growing opioid dependence market which, according to Wolters Kluwer, exceeded $1.5 billion in sales in the U.S in 2012.

Pharmacokinetic studies have demonstrated the ability of the BEMA® technology to deliver the high doses of buprenorphine necessary for the treatment of opioid dependence. Following completion of two studies assessing the pharmacokinetics of BNX, a meeting was held with FDA in early February 2012, and following the meeting, we announced that we had reached an agreement with the FDA on the development plan for BNX, which includes a pivotal pharmacokinetic study comparing BNX to Suboxone® in normal volunteers and a supporting safety study in opioid dependent patients. The FDA concurred with our strategy.

In September 2012, we announced the positive outcome of the pivotal pharmacokinetic study comparing BNX to Suboxone®. The study was designed to compare the relative bioavailability of buprenorphine and naloxone between BNX and the reference product, Suboxone®. The results demonstrated that the two key pharmacokinetic parameters, maximum drug plasma concentration (Cmax) and total drug exposure (AUC), for buprenorphine were comparable to Suboxone®, and that the same parameters for naloxone were similar or less than Suboxone®. This was followed by initiation of the safety study requested by FDA, assessing the safety and tolerability of BNX in patients converted from a stable dose of Suboxone® (buprenorphine/naloxone) sublingual tablets or films. A total of 249 patients were enrolled in the study, (191 patients completed) which completed in December 2012. Based on current timelines, we believe we will be in a position to submit a NDA for BNX in mid-2013.

ONSOLIS®

On July 16, 2009, we announced the U.S. approval of our first product, ONSOLIS® (fentanyl buccal soluble film). ONSOLIS® is indicated for the treatment of breakthrough pain (i.e., pain that “breaks through” the effects of other medications being used to control persistent pain) in opioid tolerant patients with cancer. In May 2010, regulatory approvals were granted for Canada, and in October 2010, approval was obtained in the European Union (which we refer to herein as E.U.) through the E.U.’s Decentralized Procedure, with Germany acting as the reference member state. ONSOLIS® is marketed in Europe under the trade-name BREAKYL™.

The FDA approval of ONSOLIS®, together with our satisfactory preparation of launch supplies of ONSOLIS®, triggered the payment to us by our commercial partner, Meda AB, a leading international specialty pharmaceutical company based in Sweden (which we refer to herein as Meda), of approval milestones aggregating $26.8 million. The first national approval of BREAKYL™ in the E.U. resulted in a milestone payment of $2.5 million from Meda. A second milestone payment of $2.5 million was subsequently realized at the time of first commercial sale in the E.U. in October 2012.We began receiving royalties from Meda on net sales of ONSOLIS® in the U.S. and Canada following launch and from BREAKYL™ following launch in the E.U. Our royalty revenue from this product remains below original projections due to certain regulatory conditions in the U.S., which are discussed below.

We have granted commercialization and distribution rights for ONSOLIS® on a worldwide basis (except in South Korea and Taiwan) to Meda. Meda’s U.S. subsidiary, Meda Pharmaceuticals, based in Somerset, New Jersey, is a specialty pharmaceutical company that develops, markets and sells branded prescription therapeutics. Meda has an experienced sales force with a focus in specialty therapeutic areas including pain, allergy and central nervous system conditions. Meda has secured access to additional markets through acquisition of European businesses from Valeant Pharmaceuticals International, Inc., which we refer to herein as Valeant and a joint venture with Valeant covering Australia, Mexico and Canada.

In 2010, we secured commercialization rights for ONSOLIS® for the remaining worldwide territories through execution of licensing agreements with KUNWHA Pharmaceutical Co., Ltd. (“Kunwha”), for South Korea and TTY Biopharm Co., Ltd. (“TTY”) for Taiwan. The following is a summary of the current regulatory and commercial Status of ONSOLIS®/BREAKYL™.

Region	Partner	Regulatory Status	Commercial Status

U.S.	Meda Pharmaceuticals	Approved	Launched October 2009

Canada	Meda Valeant Pharma Canada Inc.	Approved	Launched 3Q 2011

E.U.	Meda	Approved	Launched 4Q 2012

Australia	Meda Valeant Pharma Canada Inc.	Filed	—

Taiwan	TTY Biopharm Ltd.	Filed	—

South Korea	Kunwha Pharmaceutical Co. Ltd.	Pre-registration	—

Although we have generated licensing-related and other revenue to date from the commercial sales of an approved product — ONSOLIS®/BREAKYL™ — such revenue has been minimal to date due to multiple factors, including a highly restrictive Risk Evaluation and Mitigation Strategy (REMS) imposed by the FDA and certain manufacturing and formulation issues described below. The lack of approved REMS programs for our direct competitors resulted in an un-level playing field, which created an unfavorable selling environment for ONSOLIS® into 2012. In the E.U., BREAKYL™ began to be launched on a country by country basis starting in the fourth quarter of 2012, and thus royalty revenue has been limited to date.

On December 29, 2011, the FDA approved a “class-wide” REMS program covering all transmucosal fentanyl products under a single risk management program. The program, which is referred to as the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program, was designed to ensure informed risk-benefit decisions before initiating treatment with a transmucosal fentanyl product, and while patients are on treatment, to ensure appropriate use. The approved program covers all marketed transmucosal fentanyl products under a single program which will enhance patient safety while limiting the potential administrative burden on prescribers and their patients. One common program also ended the disparity in prescribing requirements for ONSOLIS® compared to similar products and provided ONSOLIS® with the opportunity for retail and inpatient facility access. Prescribers and patients enrolled in other individual REMS programs will also automatically be included into the program. In addition to consistency in educational materials, technological advances will simplify the process of participation and verification of program participation. The TIRF REMS program was implemented in March 2012. It is anticipated that the class-wide REMS puts ONSOLIS® in a better position to compete on its own merits.

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide REMS until the product formulation could be modified to address two appearance issues raised by FDA during an inspection of the manufacturing facility of our North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (which we refer to herein as Aveva). Specifically, the FDA identified the formation of microscopic crystals and a fading of the color in the mucoadhesive layer during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specification before additional product can be manufactured and distributed. Therefore, the U.S. re-launch and additional manufacturing of ONSOLIS® was postponed until such product appearance issues have been resolved. The source of microcrystal formation and the potential for fading of the product was found to be specific to a buffer used in the manufacturing process for ONSOLIS®. At this time, ONSOLIS® has been reformulated and discussions are ongoing with Meda and the FDA.

On December 18, 2012, our proposed resolution to the crystal and fading issues for ONSOLIS® was presented to the FDA at an in-person meeting. We believe that the outcome of the meeting was favorable, and we plan to produce the revised formulation for ONSOLIS® to provide FDA with supporting stability data, while concurrently offering to bridge the supply demands of ONSOLIS® in the market place with the current ONSOLIS® formulation by reducing the shelf life of the product until the new formulation is approved by the FDA. The documentation required for FDA review of the new formulation was submitted in March 2013. If our plan is accepted by the FDA, the current formulation could be reintroduced into the marketplace by the second half of 2013 and distributed until the new formulation is available.

Additional Overview Information

From our inception through December 31, 2012, we have recorded accumulated losses totaling approximately $93.9 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Ultimately, if we secure additional approvals from the FDA and other regulatory bodies throughout the world for our product candidates, our goal will be to augment our current sources of revenue and, as applicable, deferred revenue (principally licensing fees), with sales of such products or royalties from such sales, on which we may pay royalties or other fees to our licensors and/or third-party collaborators as applicable.

We intend to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	commercializing ONSOLIS® and our other product candidates;

•	partnering with other pharmaceutical companies such as Meda and Endo to assist in the distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•

licensing and joint venture arrangements with third parties, including other pharmaceutical companies whose own proprietary pharmaceutical products may benefit from our drug delivery technologies, or where their product profile would be augmented by the inclusion of our products; and

•	securing proceeds from public and private financings and other strategic transactions.

We have based our estimates of development costs, market size estimates, peak annual sales projections and similar matters described below and elsewhere in this Report on our market research, third party reports and publicly available information which we consider reliable. However, readers are advised that the projected dates for filing and approval of our Investigational New Drug Applications (known as INDs) or NDAs with the FDA or other regulatory authorities, our estimates of development costs, our projected sales and similar metrics regarding ONSOLIS®, BEMA® Buprenorphine, BNX or any other product candidates discussed below and elsewhere in this Report are merely estimates and subject to many factors, many of which may be beyond our control, which will likely cause us to revise such estimates. Readers are also advised that our projected sales figures do not take into account the royalties and other payments we will need to make to our licensors and strategic partners. Our estimates are based upon our management’s reasonable judgments given the information available and their previous experiences, although such estimates may not prove to be accurate.

The BEMA® Drug Delivery Technology

Our BioErodible MucoAdhesive (known as BEMA®) drug delivery technology consists of a small, bi-layered erodible polymer film for application to the buccal mucosa (the lining inside the cheek). BEMA® films have the capability to deliver a rapid, reliable dose of drug across the buccal mucosa for time-critical conditions such as “breakthrough” cancer pain or in situations where gastrointestinal absorption of an oral drug is not practical or reliable, or in facilitating the administration of drugs with poor oral bioavailability.

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

ONSOLIS® and Our BEMA® Product Candidates

The following table summarizes the status of our marketed product and our current product candidates and product concepts:

Product/Formulation	Indication	Development Status	Commercial Status

BEMA® Fentanyl ONSOLIS®/BREAKYL™ (U.S./EU trade names)	Breakthrough cancer pain in opioid tolerant patients	Approval: U.S. in July 2009; Canada in May 2010; E.U. in October 2010	Partnered worldwide with Meda

BEMA® Buprenorphine	Moderate to severe chronic pain	Two Phase 3 clinical studies in process	Partnered worldwide with Endo

BEMA® Buprenorphine/Naloxone	Treatment of opioid dependency	Pivotal studies completed; NDA filing anticipated in mid2013	In-house commercialization or partnership.

BEMA® Granisetron	Prevention of nausea and vomiting associated with cancer therapies	IND filing February 2011	In-house commercialization for specialty indications possible; primary care rights expected to be partnered

While continuing to work closely with Meda on ONSOLIS® (including on regulatory approvals in other worldwide jurisdictions except for Taiwan where we are working with TTY and in South Korea where we are working with Kunwha), we are presently dedicating much of our corporate resources to developing BEMA® Buprenorphine and BNX. Depending on the availability of corporate resources and market opportunities, we may elect to develop other BEMA® formulations that we may identify.

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

We have granted commercialization and distribution rights for ONSOLIS® on a worldwide basis (except in South Korea and Taiwan) to Meda. Under our agreements with Meda, we receive a double digit royalty on the net sales of ONSOLIS® and also have the potential to receive milestone payments based on achieving certain predetermined sales targets. In May 2010, ONSOLIS® was approved by the Canadian regulatory authorities. ONSOLIS® is marketed in Canada by Meda Valeant Pharma Canada, Inc., a joint venture between Meda and Valeant Canada Limited. Approval was also obtained in the E.U. in October 2010, where it is marketed by Meda under the tradename BREAKYL™. In May 2010, we announced a commercialization and supply agreement with Kunwha, for BEMA® Fentanyl in South Korea, and in October 2010, a licensing agreement was secured with TTY, for exclusive rights to develop and commercialize the product in Taiwan. These licensing deals provide the opportunity for ONSOLIS®/BREAKYL™ to be commercialized in all regions globally.

In 2012, the leading company in the fast-acting fentanyl market was Teva Pharmaceutical Industries Ltd. (NASDAQ:TEVA), which completed an acquisition of Cephalon, Inc. in October 2011. Teva markets both the branded (Actiq®) and generic formulations of fentanyl transmucosal lozenge. Additional generic manufacturers include Covidien PLC (NYSE:COV) and Activis, Inc. (NYSE:ACT). Teva introduced a second transmucosal fentanyl product, Fentora® in late 2006. In 2011, additional transmucosal formulations of fentanyl were launched and/or approved, including, Abstral®, a sublingual tablet, which was launched in early 2011 by ProStrakan, Inc., a nasal spray formulation from Archimedes Pharma Ltd. sold under the trade name Lazanda® and a sublingual spray from Insys Therapeutics, Inc., known as Subsys™ that was approved in January 2012. We believe that ONSOLIS® may offer advantages over the marketed and pipeline fentanyl products in terms of ease of use and other attributes; however, we recognize the substantial increase in competition in the category. In total, the combined sales of the transmucosal fentanyl products exceeded $271 million in 2012 according to data from Wolters Kluwer.

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

We announced the preliminary findings in September 2011 of our randomized, placebo-controlled, Phase 3 clinical study for the treatment of moderate to severe chronic pain in a mixed opioid naïve and opioid experienced population. The primary endpoint of the study, overall pain intensity difference between BEMA® Buprenorphine and placebo, was not achieved. Following full analysis of the data, we witnessed a high placebo response in the opioid naïve segment of the patient population, particularly at our starting dose, which accounted for the overall lack of efficacy that was observed in the trial overall. We believe the totality of the study results favor BEMA® Buprenorphine, including a near statistically significant difference between BEMA® Buprenorphine and placebo in the opioid experienced group of patients in the trial (p=0.067). In addition, when eliminating the group of patients that did not titrate beyond the starting dose, a statistically significant difference between BEMA® Buprenorphine and placebo (p=0.025) was identified. Neither of these subgroups was sufficiently large enough to be powered to show a statistical difference; however, the robust results in these subgroups resulted in near statistical significance in the opioid experienced patients and statistical significance in the opioid experienced patients titrating beyond the starting dose. We modeled our subsequent clinical trials for this product with the knowledge gained from our initial Phase 3 study.

In January 2012, we announced the signing of a worldwide licensing and development agreement for BEMA® Buprenorphine with Endo. Under terms of the agreement, Endo will be responsible for the manufacturing, distribution, marketing and sales of BEMA® Buprenorphine on a worldwide basis. Endo will commercialize BEMA® Buprenorphine outside the U.S. through its own efforts or through regional partnerships. Both companies collaborate on the planning and finalization of the Phase 3 clinical development program and regulatory strategy for BEMA® Buprenorphine for chronic pain. We will maintain responsibility for the conduct of planned clinical studies leading up to the submission of the NDA. Endo will have the responsibility of submitting the NDA and managing the interactions with the FDA.

In August 2012, we initiated the first of two Phase 3 pivotal studies for BEMA® Buprenorphine for the treatment of moderate to severe chronic pain in conjunction with our partner Endo. The first study is being conducted in patients who are naïve to opioid therapy. The study is a double-blind, placebo-controlled, randomized enriched enrollment withdrawal trial assessing the efficacy and safety of BEMA® Buprenorphine in opioid naïve subjects with moderate to severe chronic low back pain requiring around the clock opioid analgesia. A total of 740 patients will be enrolled in the study, with the primary study endpoint being the change from baseline to week 12 in the mean average daily pain intensity scores (using an 11-point scale) at twelve weeks compared to placebo.

A second Phase 3 pivotal study is also underway, and similarly, is a double-blind, placebo-controlled, randomized enriched enrollment withdrawal study; however, the trial is assessing the safety and efficacy of BEMA® Buprenorphine in opioid experienced patients already receiving chronic opioid treatment. The study will enroll approximately 475 subjects in the open-label titration phase.

Both studies were designed based on findings from the prior Phase 3 clinical study with adjustments made in the patient population, study criteria, starting dose and sample size. To address the high placebo response seen in the opioid naïve patient population in the previously conducted study, modifications in study design included: (i) inclusion of patients with more profound and longer duration of pain, (ii) separation of opioid naïve and opioid experienced patients into two separate studies, (iii) an increased sample size and (iv) the requirement for a more robust response to BEMA® Buprenorphine prior to randomization. In order to address the lack of response to the starting dose in the previous study, the starting dose and overall dosing range was increased. Additionally, naïve patients are required to titrate beyond the starting dose in order to be eligible for randomization.

We believe these modifications have resulted in two studies with an improved likelihood of achieving their endpoints.

BEMA® Buprenorphine is intended to meet the need for a new narcotic and would be used for chronic pain, including lower back, osteoarthritis and rheumatoid arthritis. Compared to currently marketed products and products under development, we believe that BEMA® Buprenorphine will be differentiated based on the following features:

•

efficacy similar to morphine, but unlike morphine, is a Schedule III narcotic. Such regulatory designation indicates it is less prone to abuse and addiction and more convenient for physicians to prescribe (with prescription refills possible), pharmacists to dispense, and patients to obtain;

•

broad applicability across a wide spectrum of patients with varying types of moderate to severe pain, and can be used as a sole-therapy or in combination with less potent analgesics such as non-steroidal anti-inflammatory drugs (NSAIDS);.

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

The pain market is well established, with many pharmaceutical companies marketing innovative products as well as generic versions of older, non-patent protected products. In 2012, the U.S. opioid market exceeded $10 billion in annual sales. Due to the ability of BEMA® Buprenorphine to potentially participate in the chronic pain market, we estimate that BEMA® Buprenorphine for chronic pain has the potential to exceed $500 million in annual peak sales.

BEMA® Buprenorphine/Naloxone (opioid dependence)

We are also developing a higher dose formulation of BEMA® Buprenorphine combined with the abuse deterrent naloxone for the maintenance treatment of opioid dependence. Because of its lower propensity for abuse and addiction, BNX may serve as a treatment for opioid dependence by preventing opioid addicted patients’ withdrawal symptoms while simultaneously maintaining pain control. In 2012, total sales of Suboxone® (an FDA approved product for opioid dependence) in the U.S. approached $1.5 billion, which is an increase of 20% over 2011. We believe BNX has the potential to offer advantages over Suboxone® films and the more recently approved generic tablets. We estimate that BNX for the maintenance treatment of opioid dependence has the potential to achieve over $250 million in annual peak sales. We expect a NDA submission in mid-2013.

BEMA® Granisetron

This product candidate utilizes the BEMA® technology to deliver the 5-HT3 receptor antagonist Granisetron (marketed as Kytril®), an FDA approved antiemetic to prevent the nausea and vomiting often encountered following cancer chemotherapy and radiation. According to sales data from Wolters Kluwer, the U.S. market for 5-HT3 antagonists exceeds $4 billion. We filed an IND application for BEMA® Granisetron in early 2011. We believe that, in the presence of nausea and vomiting, BEMA® Granisetron would have the potential for better tolerance than oral formulations, as well as potential for better and more consistent absorption. Due to our focus on progressing our more advanced pipeline products, no development activity on this product was conducted in 2012.

Overview of “Specialty Pharmaceuticals” and the 505(b)(2) Regulatory Pathway

Our corporate focus is in the area of “specialty pharmaceuticals” — applying delivery technologies to existing drugs to create novel products, for which we then seek proprietary protection, obtain FDA approval and subsequently commercialize. We believe that focusing our research and development efforts principally on novel dose forms of FDA approved drugs is less risky than attempting to discover new drugs, sometimes called new chemical entities (known as NCEs). Our corporate focus came to initial fruition with the FDA’s approval of ONSOLIS® (fentanyl buccal soluble film) in 2009. It is our goal to replicate, for current and future product candidates, the development, regulatory approval and commercialization pathways utilized for ONSOLIS®

An important part of our strategy is to attempt to capitalize on the FDA’s 505(b)(2) NDA process to develop new products in a more timely and cost effective manner. Under the 505(b)(2) process, we are able to seek FDA approval of a new dosage form, dosage regimen or new indication of an FDA approved drug . This regulation enables us to partially rely on the FDA’s previous findings of safety and effectiveness for the drug, including clinical and nonclinical testing, thereby reducing, though not eliminating, the need to engage in these costly and time consuming activities. A typical development program for a 505(b)(2) submission will include:

•	seven, 14 or 28-day multiple dose toxicity studies in a single species,

•	pharmacokinetic evaluation of the new dosage form in humans,

•	stability of drug substance,

•	description of drug product components,

•	description of manufacturing process,

•	one year stability data on 3 commercial scale batches of drug product, and

•	depending on the drug product, may include:

(i)	at least one placebo controlled clinical study in humans,

(ii)	a second clinical study to establish the safety of the product in the intended patient population.

This drug development approval program is designed to be less extensive and lengthy and, as a result, we believe, more cost effective than attempting to gain approval of an NCE. By utilizing this regulatory process and developing novel formulations of established drugs, we believe that we will more quickly and efficiently develop our product candidates for FDA review and, if approval is obtained, more effectively move our product candidates to market.

We have and intend to continue to target drugs that have established markets and an opportunity to introduce a new form of delivery of that product in order to meet an unmet market need. As a result of employing well known drugs in novel technologies, we believe health care providers will be familiar with the drugs and accustomed to prescribing them. As with ONSOLIS®, BEMA® Buprenorphine and BNX, most of the drug candidates we target will have been through the regulatory process and therefore the safety and efficacy of the drug will have been established. Consequently, we believe that our clinical trials would primarily need to show that our products will deliver the drug without changing the clinical attributes of the drug or causing unintended safety or tolerability concerns for the patient.

While we expect to continue to explore product opportunities that fall within the 505(b)(2) regulatory pathway, we may seek and acquire specialty pharmaceutical products or product candidates that would not be available for review under 505(b)(2).

Endo Licensing Agreement for BEMA® Buprenorphine

On January 6, 2012, we announced the signing of a world-wide licensing and development agreement for BEMA® Buprenorphine with Endo. Under terms of the agreement, Endo will be responsible for the manufacturing, distribution, marketing and sales of BEMA® Buprenorphine on a worldwide basis. Endo will commercialize BEMA® Buprenorphine outside the U.S. through its own efforts or through regional partnerships. In the U.S., both companies will collaborate on the planning and finalization of the Phase 3 clinical development program and regulatory strategy for BEMA® Buprenorphine for chronic pain. BDSI will maintain responsibility for the conduct of planned clinical studies leading up to the submission of the NDA. Endo will have the responsibility of submitting the NDA and managing the interactions with the FDA.

In aggregate, the agreement is worth up to $180 million to us if all milestones or thresholds are met, which includes an upfront non-refundable license fee of $30 million (received January 2012), as well as intellectual property, development, regulatory and commercial milestone and sales threshold payments. Additionally, we will receive a tiered mid to upper teen royalty on U.S. net sales of BEMA® Buprenorphine and a tiered mid to upper single-digit royalty on sales outside the U.S. One of the key intellectual property milestones under our Endo Agreement was achieved when, in April 2012, the USPTO granted US Patent No. 8,147,866 (issued from US Patent Application No. 13/184,306), which will extend the exclusivity of the BEMA® drug delivery technology for BEMA® Buprenorphine (as well as BNX discussed below) from 2020 to 2027. As a result (and included in the aforementioned $180 million if all milestones or thresholds are met), we received a milestone payment in the amount of $15 million in May 2012, and have become eligible for an additional milestone payment of $20 million which will be paid at the time of approval of a NDA by the FDA for BEMA® Buprenorphine.

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

•	sales milestones equaling an aggregate of $30 million will be payable at:

•	$10.0 million when and if annual sales meet or exceed $75.0 million;

•	$10.0 million when and if annual sales meet or exceed $125.0 million; and

•	$10.0 million when and if annual sales meet or exceed $175.0 million.

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

European Agreement. In 2006, we announced collaboration with Meda to develop and commercialize BEMA® Fentanyl (marketed as BREAKYL™ in Europe). Under terms of the agreement, we granted Meda rights to the European development and commercialization of BREAKYL™, in exchange for an upfront fee of $2.5 million and a $2.5 million milestone payment (received in 2008) for completion of Phase 3 clinical trials. We have also received a double digit royalty on net sales and additional milestone payments of $2.5 million upon approval and $2.5 million upon launch in the first country in the European territory (received in 2012). Meda has managed the regulatory submission in Europe that led to approval in October 2010. Meda will exclusively commercialize BREAKYL™ in Europe.

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

Key Collaborative and Supply Relationships

We are and have been a party to collaborative agreements with corporate partners, contractors, universities and government agencies. Research collaboration may result in new inventions which are generally considered joint intellectual property unless invented solely by individuals we employ, or by third party transfer to us by contract. Our collaboration arrangements are intended to provide us with access to greater resources and scientific expertise in addition to our in-house capabilities. We also have supply arrangements with several of the key component producers of our delivery technology. Our collaborative and supply relationships include:

•

Endo. We believe that our agreement with Endo is currently one of our most important third party agreements. For a description of our agreements with Endo, please see “Endo Pharmaceutical Licensing Agreement for BEMA® Buprenorphine” above.

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

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® until the product formulation can be modified to address two appearance issues raised by the FDA following a recent inspection of the Aveva manufacturing facility where ONSOLIS® is produced. Specifically, the FDA identified the formation of microscopic crystals and a slight fading of the color during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity or safety, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specification before additional product can be manufactured and distributed. Therefore, the U.S. re-launch and additional manufacturing of our ONSOLIS® product has been postponed until such product formulation regarding the appearance issues has been resolved.

•

LTS Lohmann Therapie-Systeme AG. Effective December 15, 2006, we entered into a Process Development Agreement with LTS Lohmann Therapie-Systeme AG (which we refer to herein as LTS), pursuant to which LTS will undertake process development, scale-up activities and supply BREAKYL™ to us for European clinical trials. Under the agreement, LTS has granted us a license under European Patent No. 0 949 925, in regard to BREAKYL™ in the European Union.

On September 13, 2012, we executed a Manufacturing, Supply, and License Agreement, effective April 26, 2012, with LTS, under which LTS will manufacture and supply us our BREAKYL™ product for distribution outside of the U.S. and Canada. We are required to supply BREAKYL™ product to Meda, Kunwha, and TTY pursuant to our obligations under certain license and supply agreements under which Meda, Kunwha, and TTY develop and commercialize the BREAKYL™ product. In conjunction with the agreement, LTS has waived all royalties on products that they produce. This does not preclude royalties that we owe to LTS if we produce BREAKYL™ with another company.

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

We also have relationships with third party contract research organizations that assist us with the management of our clinical trials. Further, have collaboration agreements with entities (including Accentia Biopharmaceuticals, Inc. (which we refer to herein as Accentia) that are affiliated with and partially-owned by members of our board of directors and management to conduct research and license certain proposed drugs. See “Certain Relationships and Related Transactions” for a description of these affiliated party transactions.

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

Relationship with CDC IV, LLC

On July 14, 2005, we entered into a Clinical Development and License Agreement (which we refer to as the CDLA), with the predecessor of CDC IV, LLC (which we refer to herein as CDC), which provided funds to us for the development of ONSOLIS®. On February 16, 2006, we announced that, as a result of our achievement of certain milestones called for under the CDLA, CDC made its initial $2 million payment to us. On May 16, 2006, we issued CDC 2 million shares of our common stock in return for accelerating the funding of the $4.2 million balance of $7 million of aggregate commitment under the CDLA and for eliminating the then required $7 million milestone repayment to CDC upon the approval by the FDA of ONSOLIS®.

Under the CDLA, as amended, CDC is entitled to receive a low-double digit royalty based on net sales of ONSOLIS®. The CDLA includes minimum royalties of $375,000 per quarter beginning in the second full year following commercial launch. The minimum provision came into effect in 2011. The royalty term and minimum payments end upon the latter of expiration of the patent or generic entry into any particular country

The term of the CDLA lasts until the CDLA is terminated. Either we or CDC may terminate the CDLA for uncured breach or upon bankruptcy-like events, in each case following written notice. CDC may terminate the CDLA, following applicable cure periods, if we: (i) default on indebtedness in excess of $1 million which was accelerated or for which payment has been demanded, or (ii) fail to satisfy a judgment greater than $500,000.

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

On May 12, 2011, we entered into an Amendment to the CDLA with CDC and NB Athyrium LLC (“Athyrium”). Under the terms of the CDLA Amendment, among other matters, the parties agreed to increase the royalty rate to be received by CDC/Athyrium retroactively to the initial launch date of ONSOLIS® and, accordingly, we have recorded $0.3 million as additional cost of product royalties for the year ended December 31, 2011. In addition, certain terms of the CLDA were amended and restated to clarify that royalty payments by us under the CDLA will be calculated based on Meda’s sales of ONSOLIS®, whereas previous royalty payments by us to CDC were calculated based on sales of ONSOLIS® by us to Meda. The difference between these two calculations resulted in a $1.1 million overpayment by us which was recorded as a prepayment. As a result, we did not pay any of the quarterly royalty payments (including any 2011 payments) due to CDC/Athyrium until the December 31, 2011 royalty calculation, which we paid during the first quarter of 2012.

Research and Development

The significant majority of our research and development relating to our BEMA® technologies is conducted through third parties in collaboration with us.

Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct and third party development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to non-clinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. For the years ended December 31, 2012, 2011 and 2010, we spent approximately $35.4 million, $20.8 million and $10.6 million, respectively, on research and development expenses, and such expenses represented approximately 78%, 72% and 56%, respectively, of our total operating expenses for such fiscal years. Meda has reimbursed approximately $0.01 million, $0.8 million and $0.7 million of our research and development expenses for the years ended December 31, 2012, 2011 and 2010, respectively. These reimbursements represent approximately 0.04%, 4% and 7% of our total research and development costs for such fiscal years. Most of our current research and development expense is related to BEMA® Buprenorphine.

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

There have been a growing number of companies developing products utilizing various thin film drug delivery technologies. While numerous over-the-counter pharmaceutical products have been brought to market in thin film formulations, few containing prescription products have been introduced in the U.S. Among the first such products to receive FDA approval were ONSOLIS® (BDSI/Meda) and Zuplenz (MonoSolRx/Vestiq Pharmaceuticals). Leading companies in the development and manufacture of thin film technologies include LTS Lohmann Therapie-Systeme AG, ARx LLC and MonoSol Rx LLC (“Monosol”) — though each has been focused on oral dissolvable thin films, and not mucoadhesive films, which are designed to facilitate more rapid and consistent transmucosal drug delivery. Included among the companies which we believe are developing potentially competitive thin-film technologies to BEMA® or BEMA® products include: MonoSol, a company developing and commercializing thin-film pharmaceutical and over-the-counter products using its PharmFilm® technology; IntelGenX Corporation, a drug delivery company focusing on the development of oral controlled release and rapidly disintegrating products and delivery systems such as VersaFilm; and ULURU Inc. (AMEX:ULU), which utilizes their OraDisc™ mucoadhesive film technology to deliver drugs transmucosally.

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

ONSOLIS®

For ONSOLIS®, in the breakthrough cancer pain area, the principal competitor is Teva Pharmaceutical Industries Ltd. (NASDAQ:TEVA), which completed its acquisition of Cephalon, Inc. in October 2011. Teva markets both a lozenge (Actiq) and effervescent buccal tablet (Fentora) formulation of fentanyl. Additional competitors include ProStrakan with a sublingual tablet formulation of fentanyl (Abstral), Archimedes with a nasal spray formulation (Lazanda) and Insys with a sublingual spray formulation (Subsys). In addition, generic formulations of Actiq are currently available.

The transmucosal fentanyl class has faced significant challenges following safety issues stemming from inappropriate use of Cephalon’s Fentora® and the subsequent “Dear Doctor” letter (Cephalon Press Release, September 2007). Furthermore, the FDA imposed a requirement that a Risk Evaluation and Mitigation Strategy, or REMS, be required for all transmucosal fentanyl products. The class-wide REMS requirement includes education, healthcare provider and patient registration, and other elements to assure safe use. The FDA has the authority to remove from the market products that do not abide by the mandated REMS. In order for ONSOLIS® to be approved and launched, a REMS program needed to be accepted by the FDA and put in place prior to launch. In October 2009, ONSOLIS® was launched in the U.S. with an accompanying restrictive REMS program.

Despite the requirement that all transmucosal fentanyl products have an approved REMS, the FDA did not reach agreement with Teva on a REMS program for Fentora® or Actiq® until July 21, 2011, nearly two years after the approval of ONSOLIS®. Teva announced initiation of their REMS program in mid-October 2011. The absence of a REMS program for competing fentanyl products resulted in an un-level competitive environment and a highly unfavorable selling environment for ONSOLIS®.

The FDA eventually abandoned individual REMS programs through the creation of a consortium consisting of all manufacturers of transmucosal fentanyl products. The goal of the group was to develop one single REMS program covering all products in the class. On December 29, 2011, the FDA approved a REMS program covering all transmucosal fentanyl products. The program, which is referred to as the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program, was designed to ensure informed risk-benefit decisions before initiating treatment with a transmucosal fentanyl product, and while patients are on treatment, to ensure appropriate use. The approved program covers all marketed transmucosal fentanyl products under a single program which will enhance patient safety while limiting the potential administrative burden on prescribers and their patients. One common program ended the disparity in prescribing requirements for ONSOLIS® compared to similar products. In addition to consistency in educational materials, technological advances will simplify the process of participation and verification of program participation. The full program was implemented in March 2012, and the U.S. re-launch of ONSOLIS® is expected to occur under the new class-wide REMS upon availability of product supplies. At that point, it is anticipated that ONSOLIS® will be in a better position to compete on its own merits.

In 2012, the overall market for transmucosal fentanyl products for breakthrough pain according to Wolters Kluwer, totaled $271 million in the U.S. The first approved product for the management of breakthrough cancer pain was Actiq® (oral transmucosal fentanyl citrate) which, according to Wolters Kluwer, generated $23 million in sales in 2012. Total sales for generic versions of Actiq®, available from multiple manufacturers including Covidien, Teva and Activis, according to Wolters Kluwer totaled $107 million over the same period. Fentora® utilizes an effervescent tablet which is administered buccally. Fentora® was approved and launched in late 2006 and according to Wolters Kluwer, generated $137 million in sales in 2012.

In December 2008, ProStrakan announced receipt of marketing authorization from the German regulatory authorities for their fentanyl sublingual tablet (under the brand name Abstral®; licensed from Orexo AB) which was subsequently launched in a number of countries. In January 2010, Abstral® was approved in the U.S. by the FDA, and Prostrakan launched Abstral® in the second quarter of 2011. Abstral was licensed from Orexo AB. In June 2012, Orexo announced that they would re-acquire the rights to Abstral in the U.S., though plans for U.S. commercialization are unclear.

In the U.S., additional products have been approved by the FDA utilizing other delivery technologies to administer fentanyl. These products include intranasal Lazanda® from Archimedes, which was approved in June 2011, and a fentanyl sublingual spray formulation from Insys known as Subsys, which received FDA approval in January 2012. Other potent pain products are also in development, including AcelRx Pharmaceuticals, Inc. (NASDAQ:ACRX) which has a nano-tab drug/device delivery system containing sufentanil for the treatment of breakthrough pain. This product, ARX-02, is in Phase 2 clinical trials. While we have limited information regarding these potential competitors and their development status and strategy, we believe that our technology may be differentiated because unlike these potential competitors, ONSOLIS® has a predefined residence time on the buccal membrane providing for consistent drug delivery from dose to dose. We believe that all of the competitive formulations of fentanyl will have intra-dose variability, meaning the patient may not get the same response each time the product is administered. In addition, it is our belief that the other competitive products may have tolerability issues and a higher level of potential abuse based on how they are delivered.

The chart below lists products or products in development that we believe may compete directly with ONSOLIS®.

Product	Company	Description	Status

Actiq® (oral transmucosal fentanyl citrate)	Teva/Generics	Fentanyl lozenge	Marketed (generics available)

Fentora® (fentanyl buccal tablet)	Teva	Effervescent buccal tablet	Marketed

Abstral® (fentanyl sublingual tablet)	ProStrakan	Sublingual tablet	Marketed

Lazanda® (fentanyl nasal spray)	Archimedes	Nasal spray	Marketed

Subsys (fentanyl sublingual spray)	INSYS Therapeutics	Sublingual spray	Marketed

Fastanix/NAL 1239	NAL Pharmaceuticals	Orally dissolving film	Phase 2 (U.S.)

ARX-02	AcelRx Pharmaceuticals	Nanotab containing sufentanil	Phase 2 (U.S.)

During 2011, the first transmucosal fentanyl products were approved in Canada for the treatment of breakthrough cancer pain. During that year, Abstral was launched in Canada by Paladin and ONSOLIS® was launched by Meda Valeant. Canada represents a new and potentially important market given that it is estimated that up to 180,000 people suffer from cancer breakthrough pain. It is anticipated that other formulations of fentanyl will become available in Canada.

In Europe, the total market for transmucosal fentanyl products continues to grow with the availability of new formulations. Multiple formulations of fentanyl have recently been approved and launched in Europe for the treatment of breakthrough cancer pain, including Abstral, Effentora, and Instanyl (intranasal fentanyl spray). Sales of transmucosal fentanyl products grew over 35% to a total of $222 million in the twelve month period ending June 2012.

BEMA® Buprenorphine (chronic pain)

A number of products may be competitors to BEMA® Buprenorphine for the treatment of chronic pain. A potential focus will be to position BEMA® Buprenorphine as a step up from NSAIDs instead of, or prior to, prescribing more addictive Schedule II narcotics. Indications for such use include pain associated with lower back and severe arthritis conditions. Marketed competitors for these indications include Tramadol (Ultram® ER from PriCara and Ryzolt® from Purdue) and the potent opioids such as OxyContin® from Purdue, Avinza® from Pfizer, Kadian® from Actavis and Duragesic® from Johnson & Johnson and others. Other competition includes multiple new chemical entities in clinical development with different mechanisms of action as well as various combination formulations. We also believe that other companies may be exploring the use of buprenorphine in other delivery technologies, though we believe such products lag significantly behind BEMA® Buprenorphine.

Additionally, “abuse deterrent” formulations of pain products are currently being marketed, in clinical development or under FDA review. These formulations, such as Embeda® and, Exalgo®, as well as new formulations of OxyContin® and Opana® ER use a variety of technologies to try and minimize abuse. Abuse deterrent products are likely to play an increasingly important role in prescribing, potentially even replacing the original product. An advantage of BEMA® Buprenorphine is that the compound, buprenorphine, may be inherently less likely to cause abuse and addiction given the lower propensity for the product to cause euphoria.

The first buprenorphine formulation for the treatment of chronic pain was approved in 2010. Purdue Pharmaceuticals received FDA approval for Butrans® (buprenorphine transdermal system) in July. Butrans® is indicated for the management of moderate to severe chronic pain and delivers buprenorphine transdermally (through the skin) over a period of seven days. The approval of Butrans® signaled the interest and approvability of new formulations of buprenorphine and will help to establish the value of the molecule prior to the availability of a BEMA® formulation. It is our view that the flexibility of dosing with a BEMA® formulation and ease of use will make it a preferred formulation for a significant number of patients with chronic pain conditions. Butrans® was launched in early 2011. Sales of Butrans® in 2012 totaled $109 million and continue to steadily grow. While limited information is available, other formulations of buprenorphine may also be in early stages of development for the treatment of pain.

In addition to direct competitors, there are other factors that impact the market for pain products in general. The significant pricing pressures and availability of generic products in the U.S. and other regions are likely to have increasing influence on the pharmaceutical market, including pain products. Additionally, opioids continue to garner increased scrutiny based on the growing problem of prescription drug abuse and addiction. It remains unclear what steps, if any, the FDA or other government agencies may take to address the problem of opioid abuse and addiction. However, in July 2012 the FDA approved a class-wide REMS program for the extended release and long-acting opioids. The class-wide REMS program consists of a REMS-compliant educational program offered by an accredited provider of continuing medical education, patient counseling materials and a medication guide. BEMA® Buprenorphine is anticipated to fall within the existing class-wide REMS program.

BNX

We are also developing BNX, a higher dose version of BEMA® Buprenorphine combined with naloxone, an abuse deterrent, which has been developed for the treatment of opioid dependence. The product currently marketed for this indication is Suboxone®, a sublingual tablet and film formulation of buprenorphine combined with the abuse deterrent agent naloxone. Suboxone® achieved sales in excess of $1.5 billion in the U.S. in 2012, and sales continue to grow steadily. In September 2012, Reckitt Benckiser PLC (LSE:RB), the manufacturer of Suboxone® sublingual tablets and films, announced that it had notified the FDA that they would be voluntarily discontinuing the distribution of Suboxone® tablets in the U.S. and would halt further shipments in March 2013. The decision made by Reckitt Benckiser was reportedly due to accumulating data demonstrating significantly lower rates of accidental pediatric exposure with Suboxone® films compared with their tablet formulation due to the child-resistant, unit-dose packaging of the film versus a multi-dose bottle for the tablets. Additionally, Reckitt Benckiser issued a Citizens Petition to request that the FDA require all manufacturers of buprenorphine-containing products for the treatment of opioid dependence to implement public health safeguards including child-resistant, unit-dose packaging to reduce the risk of pediatric exposure. FDA subsequently rejected the Citizens Petition in February 2013, which allowed for the approval of the first generic formulations of Suboxone tablets.

The actions taken by Reckitt Benckiser as well as patient preference for a film formulation of Suboxone have resulted in significant conversion of the Suboxone® market to the branded film formulation. In January 2013, the sublingual film formulation of Suboxone accounted for over 80% of volume sales, which helps to preserve the branded market for future buprenorphine/naloxone film products including BNX.

In terms of competition, in addition to Suboxone®, in 2011, Phase 3 trials were completed for Probuphine, a subcutaneous depot delivery system containing buprenorphine from Titan Pharmaceuticals (OTCBB:TTNP). Results of clinical studies demonstrated efficacy and safety, and Probuphine was submitted for FDA review in October 2012. Probuphine is anticipated to address the needs of the subset of patients undergoing treatment for opioid dependence who are unable to maintain compliance with alternative formulations or those who may be at high risk for diversion. In December 2012, Titan announced the signing of a license agreement with Braeburn Pharmaceuticals Sprl. The license grants Braeburn exclusive commercialization rights in the United States and Canada.

A sublingual tablet, referred to as Zubsolv or OX219, is also currently under review by the FDA. OX219 is a sublingual formulation of buprenorphine/naloxone using Orexo’s proprietary sublingual drug delivery technology. The product was submitted to FDA for review in September 2012. Orexo is a specialty pharmaceutical company with headquarters in Sweden. Orexo is developing treatments using their proprietary sublingual drug delivery technology, which includes the marketed product Abstral that delivers fentanyl for the treatment of breakthrough cancer pain. Orexo has stated that it is pursuing partnership models for the commercialization of OX219 in the U.S.

While limited information is available, other formulations of buprenorphine may also be in early stages of development for the treatment of opioid dependence, including an oral capsule from Nanotherapeutics, Inc.

While we anticipate that the market for buprenorphine/naloxone products for the treatment of opioid dependence will get increasingly more competitive, we believe a BEMA® formulation of buprenorphine/naloxone has significant appeal given its enhanced delivery (i.e. greater drug absorption) of buprenorphine, convenience, fast dissolution time in the oral cavity and lack of taste issues. We also believe that the increased number of companies promoting the use of buprenorphine containing-products for opioid dependence has the potential to create greater awareness and help to further expand what is already a significant and growing market.

BEMA® Granisetron

Numerous products are marketed for the prevention of nausea and vomiting associated with chemotherapy and radiation, with the 5-HT3 receptor antagonists accounting for approximately three-quarters of antiemetic sales. There are several marketed 5-HT3 receptor antagonists available, including Zofran (ondansetron), Kytril (granisetron), Anzemet (dolasetron) and Aloxi (palenosetron). In July 2010, the first thin film formulation of an antiemetic was approved. Zuplenz contains ondansetron in an oral soluble film formulation and is licensed to Vestiq Pharmaceuticals. Zuplenz dissolves on the tongue without the need for water. Additional formulations of ondansetron are currently in various stages of clinical development. The first transdermal formulation of an antiemetic, Sancuso (granisetron), was approved in 2008 and is marketed by ProStrakan. In addition, there are alternative formulations of Granisetron currently in clinical development, including subcutaneous (APF-530, AP Pharma), sublingual spray (Zensana, NovaDel) and intranasal (Almac).

Licenses, Intellectual Property and Proprietary Information

Our intellectual property strategy is intended to maximize protection of our proprietary technologies and know-how and to further expand targeted opportunities by extension of our patents, trademarks, license agreements and trade secrets portfolio. In addition, an element of our strategic focus provides for varying specific royalty or other payment obligations by our commercial partners as our applicable intellectual property portfolio changes or business activity reaches certain thresholds.

However, patent positions of biotechnology and pharmaceutical organizations are considered to be uncertain and involve complex legal and technical issues. There is considerable uncertainty regarding the breadth of claims in patent cases which results in varied degrees of protection. While we believe that our intellectual property position is sound, it may be that our pending patent applications will not be granted or that our awarded claims may be too narrow to protect the products against competitors. It is also possible that our intellectual property positions will be challenged or that patents issued to others prior to our patent issuance may preclude us from commercializing our products. It is also possible that other parties could have or could obtain patent rights which may cover or block our products or otherwise dominate our patent position.

BEMA® Technology

The drug delivery technology space is congested, although we do not believe that our BEMA® products are in conflict with, dominated by, or infringing any external patents and we do not believe that we require licenses under external patents for our BEMA® based products in the United States. It is possible, however, that a court of law in the United States or elsewhere might determine otherwise. If a court were to determine that we were infringing other patents and that those patents were valid, we might be required to seek one or more licenses to commercialize our products or technologies. We may be unable to obtain such licenses from the patent holders. If we were unable to obtain a license, or if the terms of the license were onerous, there may be a material adverse effect upon our business plan to commercialize these products.

This potential exists in our present litigation with MonoSol. MonoSol claimed in a litigation initiated in late 2010 that our confidential and trade secret manufacturing process for ONSOLIS® infringes their patented manufacturing process for thin films. We do not believe that we have infringed these claims. Moreover, we believe that the original claims in MonoSol patents ‘588, ‘292 and ‘891 are invalid or overbroad, and, in connection with inter partes and ex parte reexamination proceedings we have brought before the USPTO, the USPTO has either rejected all claims, amended the original claims to make them narrower, or issued narrower, new claims replacing the broader original claims for each of the ‘588, ‘292 and ‘891 patents respectively. We also believe that the manufacturing processes for our product candidates, including BEMA® Buprenorphine and BNX, do not infringe MonoSol’s patents, at least because they do not meet the limitations of the claims of MonolSol’s patents. We maintain our manufacturing processes for our BEMA® products and product candidates as trade secrets. Based on our examination of these patents, we do not believe our manufacturing processes infringe MonoSol’s patents. On March 7, 2012, the court granted our motion to stay the case pending outcome of the reexamination proceedings in the USPTO. On July 3, 2012, the USPTO issued an ex parte reexamination certificate on the ‘891 patent, in which all original claims were amended to make them narrower. On August 26, 2012, the USPTO issued an ex parte reexamination certificate on the ‘292 patent, in which all the original broader claims were replaced with narrower, new claims. On January 23, 2013, the USPTO issued a Right of Appeal Notice rejecting all of the claims in the ‘588 Patent for the third time.

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

On March 1, 2011, we were granted a patent extending the exclusivity of the BEMA® drug delivery technology in Canada to 2027. The Canadian Patent No. 2,658,585 provides additional patent protection for ONSOLIS® and BEMA® Buprenorphine. In April 2012, the USPTO granted US Patent No. 8,147,866 (issued from US Patent Application No. 13/184,306), which will extend the exclusivity of the BEMA® drug delivery technology for BEMA® Buprenorphine and BNX in the United States from 2020 to 2027.

We own various patents and patent applications relating to the BEMA® technology. US 6,159,498 (expiration date October 2016), US 7,579,019 (expiration date January 22, 2020, US Patent No. 8,147,866 (expiration date July 23. 2027), Canadian Patent No. 2,658,585 (expiration date July 2027) and EP 0 973 497 (expiration date October 2017) are of particular value to our business and technology platform relating to the BEMA® delivery technology. On February 16, 2010, we filed a complaint with the United States Federal District Court for the District of Columbia, requesting the United States Patent and Trademark office be required to further extend the patent term for US 7,579,019 from 835 days to 1,191 days. In March 2011, we prevailed in this case, and the patent expiration date of US 7,579,019 is now extended from January 31, 2019 to January 22, 2020.

With respect to trademarks, “BDSI®,” “BEMA®” and “Bioral®” are registered trademarks of BioDelivery Sciences International, Inc. ONSOLIS® and BREAKYLTM are registered trademarks of Meda Pharmaceuticals, Inc.

Manufacturing

We rely and plan to rely on third-party manufacturers to produce our products for research purposes as well as for commercial distribution. We are currently party to the following manufacturing arrangements and, except as described below, we do not presently have manufacturing arrangements with respect to our candidate products:

ONSOLIS®

Effective October 17, 2005, we entered into an agreement with Aveva pursuant to which Aveva will supply ONSOLIS® to us for clinical trials and commercial sale. Under the terms of this agreement, Aveva will be the sole supplier of ONSOLIS® for the United States and Canada.

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® until the product formulation could be modified to address two appearance issues raised by FDA following an inspection of the Aveva manufacturing facility where ONSOLIS® is produced. The FDA requested that we identify, characterize and address the formation of microscopic crystals and a slight fading of the color during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity or safety, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specifications before additional product can be manufactured and distributed. Therefore, the U.S. re-launch and additional manufacturing of ONSOLIS® has been postponed until such product appearance issues have been resolved. On December 18, 2012, our proposed resolution to the crystal and fading issues for ONSOLIS® were presented to the FDA. We believe that the outcome of the meeting was favorable, and we plan to produce the revised formulation for ONSOLIS® to provide FDA with supporting stability data, while concurrently offering to bridge the supply demands of ONSOLIS® in the market place with the current ONSOLIS® formulation by reducing the shelf life of the product until the new formulation is approved by the FDA. The documentation required for FDA review of the new formulation was submitted in March 2013. If our plan is accepted by the FDA, the current formulation could be reintroduced into the marketplace by the second half of 2013 and distributed until the new formulation is available.

Effective December 15, 2006, we entered into a Process Development Agreement with LTS pursuant to which LTS will undertake process development and scale-up activities and supply BREAKYL™ to us for clinical trials in Europe. On September 13, 2012, effective as of April 26, 2012, we signed a Supply Agreement with LTS for commercial supply for the European Union launch. Under the terms of this agreement, LTS is the exclusive manufacturer of BEMA® Fentanyl for all countries with exception of the United States and Canada. BREAKYL™ was launched in September 2012 with product manufactured by LTS and launch activities to different countries are planned to be continued in 2013.

BEMA® Buprenorphine

Effective February 8, 2008, we entered into a Process Development Agreement with LTS pursuant to which LTS will undertake process development and scale-up activities and supply BEMA® Buprenorphine to us for clinical trials.

For our other product candidates currently in development, we also intend to outsource manufacturing to third-party manufacturers, in compliance with the FDA and other international regulatory agencies’ applicable Good Manufacturing Practices. We routinely seek manufacturing partners for our products and formulations and believe that such commercial manufacturing arrangements are likely to be available to us. We are also routinely seeking backup manufacturers to our current agreements.

We have and intend to purchase component raw materials from various suppliers. As our product candidates near market introduction, we intend to seek multiple suppliers of all required components although there may not be more than one at that time.

Sales and Marketing

Following, and assuming, completion of clinical development and regulatory approval for each candidate product, we will pursue one of several approaches (or a combination thereof) for marketing and selling our products. These include licensing the products to appropriate partners so that they can market and distribute the products for us, co-promotions where we would share in the sales promotion, use of contract sales organizations, or use of our own yet-to-be-constituted sales organization. We have already implemented this strategy with regard to our lead product, ONSOLIS®/ BREAKYL™ with our licensing agreements with Meda world-wide except Taiwan (TTY) and South Korea (Kunwha) and our more recent worldwide license and development agreement with Endo for BEMA® Buprenorphine for chronic pain. In the longer-term, we will consider the possibility of becoming a fully-integrated pharmaceutical company capable of selling our own products in specialty pharmaceutical markets while leaving with partners promotional responsibilities for the large primary care audiences.

ONSOLIS®/BREAKYL™

European Union

In September 2006, we secured an exclusive licensing and supply agreement with Meda for the commercialization rights for BEMA® Fentanyl in the European Union, which is being marketed in Europe under the trade name BREAKYL™. The agreement between Meda and us specifies that Meda is responsible for all post-approval clinical studies and label expansion trials. BREAKYL™ received marketing authorization from the European regulatory authorities in October 2010. Following launch in Germany, Norway, Denmark and Finland, progress continues toward additional E.U. country pricing approvals and launches.

North America

In September 2007, we secured an exclusive licensing and supply agreement with Meda for the commercialization rights for ONSOLIS®, under which Meda is responsible for the sales, marketing and distribution of ONSOLIS® in the U.S., Canada and Mexico. The agreement between Meda and us outlines specific minimum marketing expenditures and sales call volumes in addition to minimum royalty payments beginning in the second full year of sales. The agreement specifies that ONSOLIS® will be detailed in the primary position for a specified duration among target prescribers, and that we will have the option for a future co-promotion of ONSOLIS® to be subsidized by Meda. Additionally, Meda is responsible for all post-approval clinical studies and label expansion trials.

ONSOLIS® was commercially launched in the United States in mid-October 2009 following approval by the FDA in July 2009. Under the Meda agreement, ONSOLIS® commercial efforts are to be supported by a therapeutic specialty sales force assembled by Meda to target Oncologists and Pain Management Specialists treating cancer breakthrough pain. A specialty sales force consisting of experienced and well trained sales representatives promote ONSOLIS® to target healthcare providers. These individuals are to be supported by several internal functions at Meda including Marketing, Medical Affairs and Managed Care personnel. Sales efforts are to be supported through marketing activities, which include journal advertising in select oncology and pain management medical journals, trade show exhibits, medical education, peer selling programs and electronic and internet promotional activities. Sales representatives have materials available for healthcare providers and their patients to support education on breakthrough cancer pain and the use of ONSOLIS®.

Meda is also responsible for the management of a Risk Evaluation and Mitigation Strategy, or REMS, program for ONSOLIS®. The FDA has mandated that a REMS be required for all transmucosal fentanyl products. The REMS requirement includes education, healthcare provider and patient registration, and other elements to assure safe use. The FDA has the authority to remove from the market products that do not abide by the mandated REMS. In order for ONSOLIS® to be approved and launched, a REMS program needed to be accepted by the FDA and put in place prior to launch. Despite this requirement, the FDA did not reach an agreement with Teva on a REMS program for Fentora® or Actiq® until July 21, 2011, nearly two years after the approval of ONSOLIS®. The absence of a REMS program for competing fentanyl products during this time period resulted in an un-level competitive environment and a highly unfavorable selling environment for ONSOLIS®.

On December 29, 2011, the FDA approved a REMS program covering all transmucosal fentanyl products. The program, which is referred to as the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program, was designed to ensure informed risk-benefit decisions before initiating treatment with a transmucosal fentanyl product, and while patients are on treatment, to ensure appropriate use. The approved program covers all marketed transmucosal fentanyl products under a single program which will enhance patient safety while limiting the potential administrative burden on prescribers and their patients. One common program also ends the disparity in prescribing requirements for ONSOLIS® compared to similar products. The full program was implemented in March 2012.

ONSOLIS® was approved by the Canadian regulatory authorities in May 2010, and is the first product approved in Canada for the management of breakthrough cancer pain. ONSOLIS® is marketed in Canada by Meda Valeant Pharma Canada Inc., a joint venture between Meda and Valeant Canada Limited. ONSOLIS® was launched in Canada in the third quarter of 2011.

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® until the product formulation can be modified to address two appearance issues raised by FDA following an inspection of the Aveva manufacturing facility where ONSOLIS® is produced. Specifically, the FDA identified the formation of microscopic crystals and a fading of the color during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specification before additional product can be manufactured and distributed. Therefore, the U.S. re-launch and additional manufacturing of ONSOLIS® has been postponed until such product appearance issues have been resolved. See “Manufacturing” above.

Additional Territories

On January 2, 2009, we entered into amendments to our agreements with Meda to grant Meda worldwide commercialization rights for ONSOLIS®/BREAKYL™ with the exception of Taiwan and South Korea. The sales royalties to be received by us will be the same for all territories as agreed to for Europe.

In 2010, licensing agreements were secured in Taiwan and South Korea providing the opportunity for commercialization in all territories globally. In May 2010, we announced a commercial partnership with Kunwha for the exclusive rights to develop and commercialize ONSOLIS® in the Republic of Korea. The agreement results in potential milestone payments of up to $1.275 million, which included the upfront payment of $0.3 million and royalties based on net sales. In October 2010, a commercial partnership with TTY was announced, providing commercialization rights for Taiwan. This agreement results in potential milestone payments of up to $1.3 million along with royalties based on sales and included an upfront payment of $0.3 million.

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

Endo is one of the premier companies in the area of pain management and has demonstrated significant success in the pain space particularly with the development, launch and commercialization of a portfolio of pain therapeutics including Opana® ER, Lidoderm® and Voltaren® Gel. Endo’s long experience in pain includes a very strong sales and marketing capability, with sales representatives that are well established in the offices of high value Healthcare Practitioners who are high prescribers of opioids and other pain products. Endo currently has approximately 500 sales representatives covering pain specialty and primary care physicians.

We believe that BEMA® Buprenorphine is an excellent fit to Endo’s pain portfolio and will, if approved by the FDA, provide Endo with an additional pain product that can be aligned with other products in their portfolio based on factors such as pain severity and opioid scheduling. Endo will be responsible for all sales and marketing at the time of launch and will focus their promotional and educational efforts on high volume prescribers of opioids and other analgesics, which includes predominantly pain management specialists and primary care physicians. Endo will commercialize BEMA® Buprenorphine outside the U.S. through its own efforts or through regional partnerships. We believe that BEMA® Buprenorphine would potentially be aligned with the needs of pain specialists and primary care physicians who seek an alternative to Schedule II opioids for the treatment of moderate to severe chronic pain that is not adequately controlled with commonly prescribed first-line therapies (e.g. NSAIDs).

Government Regulation

The nonclinical and clinical development, manufacturing and marketing of any product which we formulate, are subject to significant regulation by governmental authorities in the United States and other countries. We anticipate that these regulations will apply separately to each drug product and that complying with these regulations will involve a considerable level of time, expense and uncertainty.

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

Clinical Trials

Clinical trials involve administration of the investigational product to healthy volunteers and/or to patients under the supervision of a qualified investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under FDA protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy and the planned evaluation of results. Each protocol must be submitted to the FDA prior to its conduct. Further, each clinical study must be conducted under the auspices of an independent, institutional review board. The institutional review board will consider, among other things, ethical factors, the safety of the human subjects intended for the study and the possible liability of the participating institution. The drug product used in clinical trials must be manufactured according to Good Manufacturing Practices.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap and not all phases may be necessary when developing investigational products that will utilize the FDA’s 505(b)(2) approval process. In Phase 1, the initial introduction of the investigational product into healthy human subjects, the product is tested for safety (adverse side effects), absorption, metabolism, bio-distribution, excretion, food and drug interactions, abuse potential as well as limited measures of pharmacologic effect. Phase 2 is the proof of principle stage and involves studies in a limited patient population in order to:

•	assess the potential efficacy of the product for specific, targeted indications;

•	identify the range of doses and dose regimens likely to be effective for the indication; and

•	identify possible adverse events and safety risks.

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

New Drug Application and FDA Approval Process

The results of the pharmaceutical and manufacturing development work, nonclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval to market and sell the product. The testing and approval process is likely to require substantial time and effort. In addition to the results of nonclinical and clinical testing, the NDA applicant must submit detailed information about chemistry, manufacturing and controls that will describe how the product is made, packaged, labeled, and tested through the manufacturing process. The manufacturing process continues to develop throughout the period of clinical trials such that at the time of the NDA, it has been demonstrated that there is control of the process and the product can be made consistently at commercial scale.

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

On December 29, 2011, the FDA approved a “class-wide” REMS program covering all transmucosal fentanyl products under a single risk management program. ONSOLIS® is subject to this REMS.

Additionally, FDA has implemented a class-wide REMS covering the extended release and long acting opioid class. The class-wide REMS program consists of a REMS-compliant educational program offered by an accredited provider of continuing medical education, patient counseling materials and a medication guide. BEMA® Buprenorphine is anticipated to fall within the existing class-wide REMS program. The cost and implementation of the extended release and long-acting opioid REMS is shared among multiple companies in the category.

There also continues to be a REMS in place for buprenorphine for the treatment of opioid dependence. It is expected that BNX will fall within the existing REMS, which is also far less cumbersome and includes a medication guide and healthcare professional and patient education. Given the existence of a REMS in both the extended release and long-acting opioid and opioid dependence markets, we anticipate our products will fit within the existing REMS and will avoid the issues encountered with ONSOLIS®, where a REMS program was yet to be developed.

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

Historical Relationship with UMDNJ, Albany Medical College and the Bioral® Technology

We had previously engaged in development efforts with another drug delivery technology, known as the Bioral® technology, although we are no longer dedicating any time or resources to the development of this technology or any related products and did not in 2010, 2011 or 2012. The Bioral® technology sought to encapsulate a selected drug or therapeutic in a crystalline structure termed a “cochleate” cylinder. The Bioral® drug delivery technology was developed in collaboration with the University of Medicine and Dentistry of New Jersey (which we refer to herein as UMDNJ) and the Albany Medical College (which we refer to herein, collectively with UMDNJ, as the Universities), each of which had granted us the exclusive worldwide licenses under applicable patents. In September 1995, our predecessor company entered into a license agreement with UMDNJ to be the exclusive worldwide developer and co-licensor of the Bioral® cochleate technology, in conjunction with the Universities’ right to permit the use of the technology by non-profit organizations for research purposes on a non-commercial basis. Under these agreements, as amended, each of the Universities was issued an equity interest in our company. The license agreement granted us an exclusive license to the cochleate technology owned by these Universities and obligated us to pay a royalty fee on net sales of cochleate products.

In June 2012, we entered into an agreement to terminate our license agreement with UMDNJ and certain sublicenses related to the Bioral® drug delivery technology previously developed by us under such license. Under this agreement, we agreed to assign to UMDNJ our know-how to the Bioral® technology. As of the date of this Report, all previously executed sublicenses related to the Bioral® technology have been formally terminated, and we assigned to UMDNJ our know-how and patent rights to the Bioral® technology in consideration of 10% of future potential revenues collected by UMDNJ for commercialization of Bioral® formulated Amphotericin B products and 3.5% for non- Bioral® formulated Amphotericin B products, which utilize such patent rights and know-how.

Employees

As of March 13, 2013, we have 21 full-time employees. Ten are involved in our clinical development program and operations and eleven handle our administration and accounting. Advanced degrees and certifications of our staff include three Ph.Ds, two Pharm.Ds, one M.D., two CPAs, two MBAs and one JD. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our engineering and administrative functions. We consider relations with all of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

Risks Relating to Our Business

We have incurred significant losses since inception, have relatively limited working capital and have only generated minimal revenues from actual products sales. As such, you cannot rely upon our historical operating performance to make an investment decision regarding our company.

From our inception in January 1997 and through December 31, 2012, we have recorded significant losses. Our accumulated deficit at December 31, 2012 was approximately $93.9 million. As of December 31, 2012, we had working capital of approximately $40.7 million, but we do not generate meaningful recurring revenue or cash flow and thus use our working capital to maintain our operations. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates and product concepts, obtain the required regulatory approvals and manufacture, market and sell our products if approved. We may be unable to achieve any or all of these goals.

Although we have generated licensing-related and other revenue to date, we have only recently begun to generate revenue from the commercial sales of an approved product — ONSOLIS® — and such revenue has been minimal to date due to the fact that ONSOLIS® has been adversely affected by: (i) the lack of a uniform REMS program, and (ii) certain post-FDA approval appearance issues associated with ONSOLIS® which have led to the temporary suspension of manufacturing and marketing of ONSOLIS® in the US and Canada.

Since our inception, we have engaged primarily in research and development, licensing technology, seeking grants, raising capital and recruiting scientific and management personnel. Since 2005, we have also focused on clinical and commercialization activities, mostly relating to ONSOLIS® and more recently with BEMA® Buprenorphine and BNX. This relatively limited operating history may not be adequate to enable you to fully assess our ability to develop and commercialize our technologies and proposed formulations or products, obtain FDA approval and achieve market acceptance of our proposed formulations or products and respond to competition. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive material revenues from our product candidates or product concepts in the timeframes we project, if at all, and our inability to do so would materially and adversely impact our viability as a company.

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

Our operations have been funded almost entirely by external financing. Such financing has historically come primarily from license and royalty fees, the sale of common and preferred stock and convertible debt to third parties, related party loans and, to a lesser degree, from grants and bank loans. At December 31, 2012, we had cash of approximately $63.2 million. We anticipate, based on our current proposed plans and assumptions relating to our operations (including the timetable of, and costs associated with, new product development) that our current working capital will be sufficient to satisfy our contemplated cash requirements through the second quarter of 2014, although this excludes the additional capital that will be required for additional clinical trials of BEMA® Buprenorphine for chronic pain and further assumes that we do not accelerate the development of other opportunities available to us, engage in an extraordinary transaction or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements.

Depending on the timing and receipt of milestone payments from our commercial partnership with Meda and Endo, and given our anticipated cash usage and lack of significant revenues, we will likely need to raise additional capital in the future to fund our anticipated operating expenses and progress our business plans. This may include the potential need to fund additional Phase 3 clinical trials for BEMA® Buprenorphine for the treatment of moderate to severe chronic pain, which are required because, as announced in late September 2011, our initial Phase 3 trial for this product failed to meet its primary endpoint. As a result, the further development of BEMA® Buprenorphine will require significant additional capital to complete. It is anticipated that the majority of this capital will come from certain predetermined milestone payments that are part of the Endo Agreement, including the $30 million upfront license fee and $15 million milestone payments we have received to date. It is anticipated that these funds are to be used primarily on clinical trials and to develop BEMA® Buprenorphine, and not for general working capital. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on our operations may make raising additional capital more difficult or impossible and may also result in a lower price for our shares.

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

Our long term capital requirements are subject to numerous risks.

Our long term capital requirements are expected to depend on many factors, including, among others:

•	the number of potential formulations, products and technologies in development;

•	progress and cost of our research and development programs;

•	progress with non-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory (including FDA) clearance and addressing regulatory and other issues that may arise post-approval (such as we have experienced with ONSOLIS®);

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;

•	costs of developing sales, marketing and distribution channels and our ability to sell our drug formulations or products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our drug formulations or products;

•	costs we may incur in acquiring new technologies or products;

•	competing technological and market developments;

•	market acceptance of our drug formulations or products;

•	costs for recruiting and retaining employees and consultants;

•	costs for training physicians; and

•	legal, accounting, insurance and other professional and business related costs.

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

The degree of market acceptance for our products and product candidates will depend upon a number of factors, including:

•	regulatory clearance of marketing claims for the uses that we are developing;

•	demonstration of the advantages, safety and efficacy of our formulations, products and technologies;

•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;

•	ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing our proposed formulations or products;

•	regulatory programs such as the class-wide REMS for ONSOLIS® or market (including competitive) forces that may make it more difficult for us to penetrate a particular market segment; and

•	ability to timely and effectively manufacture and market our products.

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

We have been and expect to be significantly dependent on our collaborative agreements for the development, manufacturing and sales of our products and product candidates, which expose us to the risk of reliance on the performance of third parties.

In conducting our research and development activities, we currently rely, and expect to continue to rely, on numerous collaborative agreements with third parties such as manufacturers, contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources. Key among these agreements are our commercialization agreements with Meda and Endo as well as our manufacturing development and supply agreements with Aveva and LTS relating to ONSOLIS® and with LTS relating to BREAKYL™. The termination of these relationships, or failure to perform by us or our partners (who are subject to regulatory, competitive and other risks) under their applicable agreements or arrangements with us, or our failure to secure additional agreements for our product candidates, would substantially disrupt or delay our research and development and commercialization activities, including our in-process and anticipated clinical trials and commercial sales. Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation. This is particularly true with regard to our relationship with Meda, who is our worldwide (outside of Taiwan and South Korea) commercialization partner for our one approved product ONSOLIS®.

The risks associated with reliance on key third parties was demonstrated in 2010 when Aveva experienced certain adverse equipment and regulatory issues leading to the temporary stoppage of manufacturing of all products at that site, which left us exposed to delays in our and our partners’ commercial plans. In addition, in March 2012 Meda temporarily suspended distribution of ONSOLIS® following discussions with the FDA regarding issues with the product’s appearance. Specifically, the FDA raised concerns about two cosmetic issues that may have originated from the formulation used in the manufacturing of ONSOLIS® following an inspection of Aveva, which manufactures ONSOLIS® on our behalf. On March 12, 2012, we announced the postponement of the U.S. and Canadian re-launch of ONSOLIS® until the product formulation can be modified to address these issues. Therefore, ONSOLIS® is not currently being marketed in the U.S. and Canada and the relaunch and additional manufacturing of ONSOLIS® has been postponed until such product issues have been resolved. Any future manufacturing interruptions or related supply issues could have a material adverse effect on our company.

Under our collaborative agreements with Meda, we are responsible for paying certain costs relating to ONSOLIS®. In addition, under our licensing and development agreement with Endo, we are responsible for supporting the clinical development of BEMA® Buprenorphine for pain by conducting certain specified clinical trials in the United States. Our inability to adequately project or control our costs under these agreements could have a material adverse effect on our potential profits from such agreements.

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

We currently have a general liability/product liability policy which includes coverage for our clinical trials. Annual aggregate limits include $2 million for general liability, $5 million for umbrella liability with a $1 million limit per occurrence for general liability and $5 million with a $5 million limit per occurrence for product liability. It is possible that this coverage will be insufficient to protect us from future claims. Under our agreements, Meda is required to carry comprehensive general product liability and tort liability insurance, each in amounts not less than $2 million per incident and US $10 million annual aggregate and to name us as an additional insured thereon. However, we or our commercial partners may be unable to obtain or maintain adequate product liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient assets to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us or our partners could have a material adverse effect on our business, financial condition and results of operations.

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

•

delay the launch of, or cease selling, making, importing, incorporating or using one or more or all of our technologies and/or formulations or products that incorporate the challenged intellectual property, which would adversely affect our revenue;

•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

•	redesign our formulations or products, which would be costly and time-consuming.

With respect to our BEMA® delivery technology, the drug delivery device technology space is competitive. There is a risk that a court of law in the United States’ or elsewhere could determine that ONSOLIS® or another of our BEMA® based products is in conflict with or covered by external patents. This risk presently exists in our litigation with MonoSol which was filed by MonoSol in November 2010, wherein MonoSol claims that our and our partner’s trade secret manufacturing process for ONSOLIS® is infringing upon MonoSol’s patented manufacturing process. If the court in that case were to rule against us and our partner in that case, we could be forced to license technology from MonoSol or otherwise incur liability for damages, which could have a material adverse effect on our company.

We have been granted non-exclusive license rights to European Patent No. 949 925, which is controlled by LTS to market ONSOLIS® and BEMA® Buprenorphine within the countries of the European Union. We are required to pay a low single digit royalty on sales of products that are covered by this patent in the European Union. We have not conducted freedom to operate searches and analyses for our other proposed products. Moreover, the possibility exists that a patent could issue that would cover one or more of our products, requiring us to defend a patent infringement suit or necessitating a patent validity challenge that would be costly, time consuming and possibly unsuccessful.

Our lawsuit with MonoSol has caused us to incur significant legal costs to defend ourselves, and we would be subject to similar costs if we are a party to similar lawsuits in the future. Furthermore, if a court were to determine that we infringe any other patents and that such patents are valid, we might be required to seek one or more licenses to commercialize our BEMA® products (including, without limitation, ONSOLIS®). We may be unable to obtain such licenses from the patent holders, which could materially and adversely impact our business.

If we are unable to adequately protect or enforce our rights to intellectual property or secure rights to third-party patents, we may lose valuable rights, experience reduced market share, assuming there is any market share, or incur costly litigation to, enforce, maintain or protect such rights.

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

Except for our agreements with Aveva and LTS, we do not have long-term agreements with most of our suppliers and, therefore, the supply of a particular component could be terminated without penalty to the supplier. As it is the primary manufacturer of our only approved product, ONSOLIS® , our relationship with Aveva is particularly important to us, and any loss of or material diminution of Aveva’s capabilities due to factors such as regulatory issues, accidents, acts of God or any other factor would have a material adverse effect on our company. Such risks were demonstrated when certain manufacturing issues were experienced at Aveva in 2010-2011 and when, subsequently and separately, the FDA identified certain product appearance issues with ONSOLIS® , which resulted in the March 2012 postponement of the U.S. and Canadian relaunch of the product until such issues are resolved. We do not carry interruption insurance for any such loss. Any loss of or interruption in the supply of components from Aveva or other third party suppliers would require us to seek alternative sources of supply or require us to manufacture these components internally, which we are currently not able to do.

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

These risks associated with reliance on key third party manufacturers was demonstrated in 2010 when Aveva experienced certain adverse equipment and regulatory issues leading to the temporary stoppage of manufacturing of all products at that site, which impacted our and our partners’ commercial plans. Additionally, in March 2012, Meda temporarily suspended distribution of ONSOLIS® following discussions with the FDA regarding certain appearance issues with the product. Specifically, the FDA raised concerns about two appearance issues with ONSOLIS® following an inspection of Aveva’s manufacturing facility. On March 12, 2012, we announced the postponement of the U.S. and Canadian relaunch of ONSOLIS® until the product formulation can be modified to address these issues. Therefore, ONSOLIS® is not currently being marketed in the US and Canada and the relaunch and additional manufacturing of ONSOLIS® for those jurisdictions has been postponed until such product issues have been resolved. Any future manufacturing interruptions or related supply issues could have an adverse effect on our company, including loss of sales and royalty revenue and claims by or against us or our partners for breach of contract.

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

The Risk Evaluation and Mitigation Strategy (REMS) that the FDA required for ONSOLIS® and the subsequent class-wide REMS for all transmucosal fentanyl products may continue to slow sales and marketing efforts for ONSOLIS®, which could impact our royalty revenue from the product.

Because it contains the potent narcotic fentanyl, as part of its approval of ONSOLIS®, the FDA required that we and Meda put in place a REMS. The REMS sets forth detailed procedures that seek to mitigate the risk of ONSOLIS® overdose, abuse, addiction and serious complications due to medication errors. These procedures placed administrative burdens on our commercial partner Meda and potential prescribers of ONSOLIS®, which burdens made it more difficult for Meda to market and sell ONSOLIS®. Meda’s compliance with the REMS has led and could (should the product be relaunched in the U.S. and Canada) continue to lead to lower than expected revenue generation and could make it more difficult for us to achieve our annual peak sales projections for ONSOLIS®, which projections may take longer than expected to achieve or may not be achieved at all. Since our royalty revenue from Meda is dependent on sales by Meda of ONSOLIS®, Meda’s inability to generate sales of this product would have a material adverse effect on our results of operations.

Moreover, until recently, two products that compete directly with ONSOLIS®, namely Actiq® and Fentora® (each of which are marketed by Teva Pharmaceutical Industries Ltd.), were being marketed without the requirement of compliance with a REMS. This condition put ONSOLIS® at a material competitive disadvantage with these products, which likely impacted sales of ONSOLIS®.

On December 29, 2011, FDA approved a REMS program covering all transmucosal fentanyl products. The program, which is referred to as the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program, was designed to ensure informed risk-benefit decisions before initiating treatment with a transmucosal fentanyl product, and while patients are on treatment, to ensure appropriate use. The approved program covers all approved transmucosal fentanyl products under a single program and was implemented in March 2012. There is a risk that healthcare providers may respond negatively to the new class-wide REMS program in a manner similar to the original ONSOLIS® REMS program. Should this occur, Meda’s ability to generate revenue from sales of ONSOLIS® in the U.S. and Canada, once the appearance and related formulation issues have been resolved and the product is relaunched in the U.S. and Canada, could be materially compromised, which would result in low royalty payments to us.

Additionally, FDA has implemented a class-wide REMS covering the extended release and long acting opioid class. The class-wide REMS program consists of a REMS-compliant educational program offered by an accredited provider of continuing medical education, patient counseling materials and a medication guide. BEMA® Buprenorphine is anticipated to fall within the existing class-wide REMS program. The cost and implementation of the extended release and long-acting opioid REMS is shared among multiple companies in the category.

There also continues to be a REMS in place for buprenorphine for the treatment of opioid dependence. It is expected that BNX will fall within the existing REMS, which is also far less cumbersome and includes a medication guide and healthcare professional and patient education. Given the existence of a REMS in both the extended release and long-acting opioid and opioid dependence markets, we anticipate our products will fit within the existing REMS and will avoid the issues encountered with ONSOLIS®, where a REMS program was yet to be developed.

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

Risks Related to Our Products in Development and Regulation

We depend in large part on our BEMA® drug delivery technology, and the loss of access to this technology would terminate or delay the further development of our products, injure our reputation or force us to pay higher fees.

We rely, in large part, on our BEMA® drug delivery technology. The loss of this key technology would seriously impair our business and future viability, and could result in delays in developing, introducing or maintaining our products and formulations until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the BEMA® technology or other technologies we gain access to in the future could prevent the implementation or impair the functionality of our products or formulations, delay new product or formulation introductions or injure our reputation. If we are required to acquire or enter into license agreements with third parties for replacement technologies, we could be subject to higher fees, milestone or royalty payments, assuming we could access such technologies at all.

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

Moreover, although we received FDA approval for one product, ONSOLIS®, the product is not currently being marketed in the U.S. and Canada pending resolution of certain appearance and related formulation issues, and we may not receive regulatory approval for any required changes to the ONSOLIS® formulation or of our other product candidates. We may be unable to obtain all required regulatory approvals, and our failure to do so would materially and adversely affect our business, results of operations and viability.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In order to conduct clinical trials that are necessary to obtain approval by the FDA to market a drug product, the FDA requires the submission of an investigational new drug application, or IND. The FDA has 30 days to review the IND and, unless the FDA raises an issue or concern about the clinical trial plan during that time period, the IND becomes effective at the end of that 30 days and sponsors may proceed with their clinical trial plans. The FDA can suspend or terminate clinical trials at any time due to a number of factors, including for safety or efficacy reasons, because we or our clinical investigators did not comply with the FDA’s requirements for conducting clinical trials, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If the FDA does not permit us to proceed with our planned clinical trials or the trials are suspended or permanently terminated by us, the FDA or any institutional review boards overseeing the trials, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

In addition, it is our stated intention to seek to avail ourselves of the FDA’s 505(b)(2) approval procedure where it is appropriate to do so. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits an applicant to file a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain preclinical testing or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. If this approval pathway is not available to us with respect to a particular formulation or product, or at all, the time and cost associated with developing and commercializing such formulations or products may be prohibitive and our business strategy would be materially and adversely affected. For example, in September 2012, the FDA received a Citizen Petition requesting that it refuse to file any Section 505(b)(2) NDA or abbreviated new drug application, or ANDA, for buprenorphine/naloxone drugs intended to be applied to the oral mucosal membranes unless such application refers to the sublingual film formulation of Suboxone®, rather than the tablet formulation, as the reference listed drug, or RLD. Our proposed Section 505(b)(2) marketing application for BNX is expected to reference the tablet formulation of Suboxone® rather than the film formulation as the RLD, and the data we have generated has been based off of the tablet formulation of Suboxone®. While the FDA, on February 22, 2013, rejected the Citizen Petition referred to above, we may be faced with similar issues in the future which might require us to conduct additional studies of our product candidates or otherwise face delays and additional costs.

Moreover, we may be required to conduct additional costly and time-consuming clinical studies beyond those that we originally anticipate in the event that our clinical trials fail to meet their primary endpoints or for other reasons, which would render them inadequate to support approval by the FDA. For example, in September 2011, we announced that our Phase 3 clinical trial for BEMA® Buprenorphine did not meet its primary endpoint and therefore we will be required to conduct one or more new trials. In our licensing and development agreement with Endo, we are responsible for the conduct of planned clinical studies leading up to the submission of an NDA for BEMA® Buprenorphine. Conducting a new clinical trial in accordance with the FDA requirements will require significant additional capital, and we will not be able to commercialize and sell our BEMA® Buprenorphine product until we are able to meet our primary endpoint and obtain subsequent FDA approval.

Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approvals.

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

Finally, if any of our clinical trials do not meet their primary endpoints, or for a variety of other reasons, we may be required to conduct additional clinical trials in order to progress development of the subject product. These additional trials would be costly and time-consuming, and would divert resources from other projects. The foregoing risks were evidenced by the failure of our Phase 3 trial for BEMA® Buprenorphine for the treatment of moderate to severe chronic pain to meet its primary endpoint, which we announced September 2011.

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

Our approved product and lead product candidates contain narcotic ingredients which are tightly regulated by federal authorities. The development, manufacturing and sale of such products are subject to strict regulation, including the necessity of risk management programs, which may prove difficult or expensive to comply with.

Our FDA approved product, ONSOLIS®, and our lead product candidates, BEMA® Buprenorphine and BNX, contain tightly controlled and highly regulated narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. The FDA or the U.S. Drug Enforcement Administration, or DEA, currently impose and may impose additional regulations concerning the development, manufacture, transportation and sale of prescription narcotics. Such regulations include labeling requirements, the development and implementation of risk management programs, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. This is particularly true with respect to the REMS that the FDA required for ONSOLIS®. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. Any such current or new regulations may be difficult and expensive for us and our manufacturing and commercial partners to comply with, may delay the introduction of our products, may adversely affect our net sales, if any, and may have a material adverse effect on our results of operations.

The DEA limits the availability of the active ingredients used in ONSOLIS® and certain of our product candidates and, as a result, our procurement quota may not be sufficient to meet commercial demand or complete clinical trials.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in our approved product ONSOLIS® and in our lead product candidates BEMA® Buprenorphine and BNX (fentanyl and buprenorphine, respectively) are listed by the DEA as Schedule II and III substances, respectively, under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled.

The DEA limits the availability of the active ingredients used in ONSOLIS®, BEMA® Buprenorphine, BNX and potentially other of our product candidates and, as a result, our procurement quota of these active ingredients may not be sufficient to complete clinical trials or meet commercial demand. We must annually apply to the DEA for a procurement quota in order to obtain these substances. The DEA may not establish a procurement quota following FDA approval of an NDA for a controlled substance until after DEA reviews and provides for public comment on the labeling, promotion, risk management plan and other documents associated with such product. A DEA review of such materials may result in potentially significant delays in obtaining procurement quota for controlled substances, a reduction in the quota issued to us or an elimination of our quota entirely. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials, product launches or sales of products, which could have a material adverse effect on our business and results of operations.

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

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals and related laws, rules and regulations could materially harm our business, financial conditions, results of operations or stock price. Moreover, the passage of the Patient Protection and Affordable Care Act in 2010, and efforts to amend or repeal such law, has created significant uncertainty relating to the scope of government regulation of healthcare and related legal and regulatory requirements, which could have an adverse impact on sales of our products.

The ability of Meda to sell ONSOLIS® (if, in the U.S. and Canada, the appearance and related formulation issues described elsewhere herein have been resolved and distribution has resumed), and our ability to commercialize our product candidates will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Consumers and third-party payers are increasingly challenging the prices charged for drugs and medical services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our drugs.

We could be exposed to significant drug product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage.

The testing, manufacture, marketing and sale of our proposed drug formulations involve an inherent risk that product liability claims will be asserted against us. All of our clinical trials have been, and all of our proposed clinical trials are anticipated to be conducted by collaborators and third party contractors. We currently have a product liability policy that includes coverage for our clinical trials, with an annual aggregate limit of $5 million with a $5 million limit per occurrence. It is possible that this coverage will be insufficient to protect us from future claims. Should we decide to seek additional insurance against such risks before our product sales commence, there is a risk that such insurance will be unavailable to us, or if it can be obtained at such time, that it will be available at an unaffordable cost. Even if we obtain insurance, it may prove inadequate to cover claims and/or litigation costs, especially in the case of wrongful death claims. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products and product candidates. A product liability claim could also significantly harm our reputation and delay market acceptance of our proposed formulations and products. In addition, although third party partners like Meda are required to provide insurance in connection with specific products like ONSOLIS®, such partners may face similar insurance related risks.

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

The Healthcare Reform Legislation contains a number of provisions that are expected to impact our business and operations or those of our commercial partners, including provisions governing enrollment in federal healthcare programs, reimbursement and discount programs and fraud and abuse prevention and control. The impact of these programs on our business is presently uncertain and may have unexpected consequences for our company. For example, expansion of health insurance coverage under the Health

Reform Legislation may result in a reduction in uninsured patients and increase in the number of patients with access to healthcare that have either private or public program coverage, and subsequently prescription drug coverage, including coverage for those products currently approved or in development by us or our partners. However, this outcome, along with any other potential benefits of the Health Reform Legislation which could prove a benefit for us or our commercial partners, is uncertain and may not occur.

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

Furthermore, the ability of Meda to sell ONSOLIS® (once it is reformulated and placed back on the market in the U.S. and Canada) and our ability to commercialize our product candidates with partners such as Endo or otherwise will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers, managed care, and other organizations and may all result in lower prices for or rejection of our products, which could further have a material adverse effect on our revenues (royalty or otherwise) and results of operations.

We may also be subject to healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

Although we currently do not directly market or promote any of our products, we may also be subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Health Insurance Portability and Accountability Act of 1996 (or HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

As of the date of this Report, our directors, executive officers and affiliated principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 19.41% of our outstanding common stock. These figures do not reflect any future potential exercise of outstanding common stock purchase warrants into shares of common stock.

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

Dr. Frank O’Donnell, who is our Executive Chairman and also is a substantial beneficial owner of our securities through Hopkins Capital Group II, LLC, has a financial interest in a number of other companies which have business relationships with us. These companies include Accentia and Biotechnology Specialty Partners, Inc. We have entered into license agreements with Accentia with regard to proposed products incorporating our Bioral® technology, which we no longer maintain. We have entered into a non-exclusive distribution agreement with Biotechnology Specialty Partners, Inc. In addition, William Poole, a director of our company, is also a director of Accentia, and James A. McNulty, our Chief Financial Officer, is employed on a part-time basis by Accentia. These relationships and agreements or any future agreements may involve conflicting interests between our interests, the interests of the other entities and such members of our management. The risks associated with potential conflicts of interests were evidenced recently in a settlement, announced in late December 2009, of a potential dispute between us and Accentia relating to the development of Emezine™.

Risks Related to Our Common Stock and Series A Non-Voting Convertible Preferred Stock

Our business is subject to increasingly complex corporate governance, public disclosure, and accounting requirements and regulations that could adversely affect our business and financial results and condition.

We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission (the “SEC”) and the Nasdaq Capital Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act.

There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas, such as shareholder approval of executive compensation (“say on pay”) and proxy access. Our efforts to comply with these requirements are likely to result in an increase in expenses which is difficult to quantify at this time.

In addition, we are subject to often complex accounting rules and interpretations promulgated by the Financial Accounting Standards Board (including its Emerging Issues Task Force). In 2012, we became engaged in an SEC review process over our accounting (under applicable revenue recognition literature) for payments we received under our license and commercialization with Endo. On February 28, 2013, we announced the conclusion of that review, which led to our adoption of an alternative revenue recognition interpretation and a resulting restatement of our unaudited financial statements for the first three fiscal quarters of 2012. We may be faced with similar issues in the future, and adjustments to or restatements of our financial statements or accounting policies could have a material adverse effect on our public stock price and our reputation.

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

As of the date of this Report, our shares are listed on the NASDAQ Capital Market. In the future, however, we may not be able to meet the continued listing requirements of the NASDAQ Capital Market and NASDAQ rules, which require, among other things, maintaining a minimum bid price per share of $1.00, minimum stockholders equity of $2.5 million or a minimum market capitalization of $35 million and a majority of “independent” directors on our board of directors. We have been subject to delisting proceedings and comments by NASDAQ in the past, and during 2011 our stock price declined to levels that put us at risk of not being able to maintain the required minimum bid price or market capitalization levels or both. If we are unable to satisfy the NASDAQ criteria for continued listing, especially at our current stock price levels, our securities could again be subject to delisting. Trading, if any, of our securities would thereafter be conducted in the over-the-counter market, in the so-called “pink sheets” or on the OTC Bulletin Board. As a consequence of any such delisting, our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities.

Our Series A Non-Voting Convertible Preferred Stock ranks senior to our common stock in the event of a bankruptcy, liquidation or winding up of our assets.

As of the date of this Report, we currently have issued and outstanding 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock, which we issued in connection with our $40 million financing which closed on December 2012. In the event of our bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our Series A Non-Voting Convertible Preferred Stock in preference to the holders of our common stock.

Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market for our common stock.

As of March 13, 2013, there are 37,497,703 shares of common stock issued and 37,482,212 shares of common stock outstanding and there were 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock issued and outstanding. On July 21, 2011, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock, par value $.001, of our common stock from 45,000,000 to 75,000,000 shares. This increase in our authorized shares of common stock provides us with the flexibility to issue more shares in the future, which might cause dilution to our stockholders. In addition, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of outstanding options or warrants. To the extent such options (including options under our stock incentive plan) or warrants are exercised, the holders of our common stock may experience further dilution.

Moreover, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors would experience additional dilution. Finally, in addition to the above referenced shares of common stock which may be issued without stockholder approval, we have 5 million shares of authorized preferred stock, of which 2,709,300 shares have been designated as Series A Non-Voting Convertible Preferred Stock. The remaining 2,290,700 shares of preferred stock remain undesignated shares of preferred stock, the terms of which may be fixed by our board of directors. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

Shares eligible for future sale may adversely affect the market for our common stock.

We have a material number of shares of common stock underlying securities of our company, the future sale of which could depress the price of our publicly-traded stock. As of March 13, 2013: (i) 4,279,919 shares of common stock are issuable upon exercise of outstanding stock options at a weighted average exercise price of $3.70 per share, (ii) 2,009,436 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $3.88 per share and (iii) 2,709,300 shares of Series A preferred eligible to be converted into shares of our common stock. If and when these securities are exercised into shares of our common stock, our shares outstanding will increase. Such increase in our outstanding securities, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

Our certificate of incorporation, as amended, our amended and restated bylaws (which were adopted in 2010) and Delaware law contain provisions that may have the effect of preserving our current management, such as:

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

The additional financings which we have undertaken and which we will in the future require, have and may be obtained through one or more transactions which have diluted or will dilute (either economically or in percentage terms) the ownership interests of our stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 75 million shares of common stock and 2,290,700 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2. Description of Property.

Our executive offices are located in Raleigh, North Carolina. The lease, which commenced November 2007 for 63 months, was amended September 2012 for an additional 24 months. This approximately 5,500 square foot space has remaining base rent of $245,033 payable through February 2015. Rent is payable in monthly installments, and is subject to yearly price increases and increases for our share of common area maintenance costs. The landlord for this space is HRLP Raleigh, L.P.. We believe this space is adequate as our principal executive office location.

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

On November 2, 2010, MonoSol Rx, LLC (“MonoSol”) filed an action against us and our commercial partners for ONSOLIS® in the Federal District Court of New Jersey (“DNJ”) for alleged patent infringement and false marking. We were formally served in this matter on January 19, 2011. MonoSol claims that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which we and our partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588) (the “ ‘588 Patent”). Of note, the BEMA® technology itself is not at issue in the case, nor is BEMA® Buprenorphine or BNX, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol is seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

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

Importantly, in the case of MonoSol’s 588 Patent, the USPTO on July 20, 2012 issued a second Office Action closing prosecution and rejecting for a second time all claims as anticipated or obvious. It also rejected the amended claims proposed by MonoSol as unclear and lacking support. Then, on January 23, 2013, the USPTO issued a Right of Appeal Notice, rejecting all claims of the ‘588 Patent and closing reexamination proceedings. This action confirms that all claims of this patent are also invalid, but unlike ‘292 and ‘891, the USPTO has not found that any amended or narrower claims should be granted. Absent an appeal, which must be filed within 30 days or one month (whichever is longer) from the receipt of the right of appeal notice, the reexamination of the ‘588 Patent will be terminated with all claims finally rejected.

Based on our original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against BDSI while the third has had all claims rejected by the USPTO, we remain very confident in our original stated position regarding this matter. Thus far we have proven that the “original” 292 and 891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, 588, has had all claims rejected and appears to have had a similar fate. Importantly, we will continue to defend this case vigorously, and we anticipate that MonoSol’s claims against us will ultimately be rejected.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the NASDAQ Capital Market under the symbol “BDSI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2012 and 2011, as reported by the NASDAQ Capital Market, is set forth below.

Quarterly Common Stock Price Ranges

Fiscal Year 2012, Quarter Ended:	High	Low
March 31, 2012	$2.42	$0.82
June 30, 2012	$4.49	$2.57
September 30, 2012	$6.32	$4.34
December 31, 2012	$6.78	$3.98

Fiscal Year 2011, Quarter Ended:	High	Low
March 31, 2011	$3.82	$3.22
June 30, 2011	$3.89	$3.23
September 30, 2011	$3.99	$1.09
December 31, 2011	$1.13	$0.78

As of March 13, 2013, we had approximately 130 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2011 Equity Incentive Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	6,289,355	$3.74	908,123
Equity compensation plans not approved by security holders	—	—	—
Total	6,289,355	$3.74	908,123

(1)

Includes 3,447,484 shares of common stock underlying options previously granted under our Amended and Restated 2001 Incentive Plan, which are still exercisable despite the fact that such plan expired July 2011.

Stock Performance

The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash on December 31, 2007 in (i) our common stock (ii) the Nasdaq Composite Index (iii) the Nasdaq Biotechnology Index and (iv) the Nasdaq Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

Comparison of cumulative total return on investment since December 31, 2007:

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
BioDelivery Sciences Int’l, Inc.	$100.00	$98.98	$34.13	$21.16	$27.65	$147.10
Nasdaq Composite (U.S. Companies)	100.00	59.46	85.55	100.02	98.22	113.85
Nasdaq Biotechnology	100.00	87.37	101.03	116.19	129.91	171.36
Amex Pharmaceutical	100.00	80.60	91.34	90.36	98.35	109.17

Item 6.	Selected Financial Data.

The statements of operations data and statements of cash flows data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The statements of operations data and statements of cash flows data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes beginning on page F-1 and other financial information included in this Report.

	Fiscal Year
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Total revenue	$54,542	$3,263	$3,405	$62,815	$263
Operating income (loss)	7,062	(26,998)	(16,319)	40,129	(17,964)
Net income (loss)	1,652	(23,325)	(13,033)	33,047	(17,233)
Diluted net income (loss) per share	0.05	(0.82)	(0.56)	1.54	(0.90)
Balance Sheet Data:
Cash, short-term and long-term investments	$63,189	$10,750	$18,209	$23,873	$906
Total assets	75,739	23,645	33,580	39,678	13,337
Accumulated deficit	(93,919)	(95,572)	(72,246)	(59,214)	(92,260)
Total stockholders’ equity (deficit)	49,777	4,120	9,786	14,458	(33,582)
Statements of Cash Flows Data:
Net cash flows from operating activities	$12,187	$(23,275)	$(11,682)	$18,190	$(9,816)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Background of Our Company

We are a specialty pharmaceutical company that is utilizing licensed and owned proprietary drug delivery technologies to develop and commercialize, either on our own or in partnerships with third parties, significant new formulations of proven therapeutics. From the founding of our predecessor in 1995 through 2002, we were a development stage company. Our first license agreement, which was in relation to our Bioral® cochleate technology, was funded in 2003. In 2004, we sold a royalty stream asset utilizing the same technology to Accentia and separately acquired the BEMA® drug delivery technology upon our acquisition of Arius Pharmaceuticals in 2004.

In July 2006, we licensed commercialization rights in Europe for our lead product, the BEMA® based ONSOLIS®, to Meda. In September 2007, we entered into a definitive License and Development Agreement with Meda for ONSOLIS® in the U.S., Canada and Mexico. In January 2012, we entered into a definitive License and Development Agreement with Endo for BEMA® Buprenorphine for chronic pain and are working with Endo to complete U.S. development of the product for purposes of seeking FDA approval.

We expect to continue research and development of our drug delivery technologies, some of which will be funded by our commercialization agreements. We will continue to seek additional license agreements, which may include up-front payments. We may also seek to commercialize product opportunities on our own or in conjunction with third parties. Revenues and payments (other than milestone payments under our Meda and Endo agreements) in 2013 are expected to be nominal. We anticipate that funding for the next several years will come primarily from milestone payments and royalties from Meda and Endo, potential sale of securities, collaborative research agreements, including those with pharmaceutical companies and potential exercises of our warrants.

We have a very limited history of commercial operations, having focused the vast majority of our corporate effort on research and development activities. We have, since our founding, received revenue in the form of: (i) contract revenue from Endo related to an upfront, non-refundable payment for a license of our BEMA® Buprenorphine product in 2012(a portion of which was recorded as deferred revenue that will be recognized as revenue under prevailing revenue recognition rules), (ii) payment from Endo for a certain patent-related milestone (iii) royalty revenue from Meda from sales of ONSOLIS®; (iv) up-front non-refundable license and milestone payments from Meda in 2007, 2008, 2009 and 2012 (which were initially classified as deferred revenue and subsequently, a substantial amount was reclassified as recognized revenue under prevailing revenue recognition rules), (v) revenue from the sale of a royalty stream in 2004, (vi) research and collaboration revenues, including research revenues in 2010 from TTY and Kunwha and (vii) minimal royalty revenue from a license with Accentia. Most of these types of revenue are generally not repeating or predictable. Therefore, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future.

Readers are cautioned that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties normally encountered by companies that are involved in the development and commercialization of their technologies, particularly companies in new and rapidly changing markets such as pharmaceuticals, drug delivery and biotechnology. For the foreseeable future, we must, among other things, invest in non-clinical and clinical trials of, and seek regulatory approval for and commercialization of, our product candidates, the outcomes of which are subject to numerous risks, many of which are beyond our control. We must also maintain our relationships with our key commercial partners and address regulatory, legal and/or commercial issues and risks that relate to our business from time to time, many of which could impact, perhaps negatively, our planned operations. We may not be able to appropriately address these risks and difficulties.

Critical Accounting Policies and Estimates

Impairment Testing

In accordance with Generally Accepted Accounting Principles (referred to herein as GAAP), goodwill impairment testing is performed at the reporting unit level annually, or more frequently if indicated by events or conditions. We performed an evaluation and determined that there is only one reporting unit. The impairment test first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is calculated and an impairment is recorded if the implied fair value is less than the carrying amount. The determination of goodwill impairment is highly subjective. It considers many factors both internal and external and is subject to significant changes from period to period. No goodwill impairment charges have resulted from this analysis for 2012, 2011 or 2010.

An impairment of a long-lived asset other than goodwill is recognized under GAAP if the carrying value of the asset (or the group of assets of which it is a part) exceeds i) the future estimated undiscounted cash flow from the use of the asset (or group of assets) and ii) the fair value of the asset (or asset group). In making this impairment assessment, we predominately use an undiscounted cash flow model derived from internal forecasts. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. No impairment charges have been recorded for other amortizing intangibles in 2012 or 2011. We did, however, record a $0.2 million impairment charge during the twelve months ended December 31, 2010. The impairment charge removed the remaining intangible asset related to Bioral®. We have previously determined not to pursue Bioral® Amphotericin B for the treatment of Cutaneous Leishmaniasis (see note 13 to the accompanying financial statements).

Fair market value accounting (derivative liability)

The most significant estimate that could have a material effect on net (loss) gain is the fair market value accounting for our derivative liability. Our derivative liability consists of free standing warrants that are recorded as liabilities due to the registration rights agreements and the requirement for continued effectiveness of the warrants. As a result, the warrants must be recorded at fair value. The changes in fair value are posted to the derivative gain (loss) in other income (loss). We utilize the Black Scholes method to estimate the fair value of our warrants. The most significant factor in the Black Scholes calculation is our stock price. An increase in the stock price consequently increases the value of our liability and causes a loss. The opposite occurs with a decrease in our stock price. During the year ending December 31, 2012, a $3.49 increase in the value of our stock was the primary cause of the $5.6 million derivative loss. The relationship between the derivative gain or loss will, aside from a change in our stock price, also be influenced from year-to-year by other Black Scholes factors, including the remaining warrant term and the volatility of our stock.

Stock-Based Compensation and other stock-based valuation issues (derivative accounting)

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

We use the Black-Scholes option pricing model to determine the fair value of stock option and warrant grants. In applying the Black-Scholes option pricing model during 2012, we assumed no dividend yield, risk-free interest rates ranging from 0.62% to 1.02%, expected option terms ranging from 5 to 6 years (for employee options), a volatility factor ranging from 81.96% to 83.69% and option exercise prices ranging from $1.78 to $4.72.

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

We have determined that upon inception of both the U.S. and EU Meda arrangements all deliverables to each arrangement are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda related to these deliverables prior to FDA approval in July 2009 were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain research and development services deliverables are deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue were recognized as revenue. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue, which includes $5.0 million in milestones received during the year ended December 31, 2012. At December 31, 2012, there was remaining deferred revenue of $1.5 million, which is related to the U.S. and EU Meda research and development services. We have estimated the amount of time (based on expected man-days) and associated dollars (based on comparable services provided by outside third parties), as further noted below. As time progresses, we continue to estimate the time required for ongoing obligations, and adjust the remaining deferral accordingly as the milestone requirements are achieved and revenue recognition is permitted under GAAP.

Upon delivery of the license to Meda, we have determined that each of the undelivered obligations have stand-alone value to Meda as these post-commercialization services encompass additional clinical trials on different patient groups but do not require further product development and these services and product supply obligations can be provided by third-party providers available to Meda. We have also obtained third-party evidence of fair value for the non-cancer and other research and development services and other service obligations, based on hourly rates billed by unrelated third-party providers for similar services contracted by us. We have obtained third-party evidence of fair value of the product supply deliverable based on the outsourced contract manufacturing cost charged to us from the third-party supplier of the product. The arrangements do not contain any general rights of return. Therefore, the remaining deliverables to the arrangements will be accounted for as three separate units of accounting to include (1) product supply, (2) research and development services for the non-cancer indication and further research and development of the first indication of the ONSOLIS® product and (3) the combined requirements related to the remaining other service-related obligations due Meda to include participation in committees and certain other specified services. The estimated portion of the upfront payments of approximately $1.4 million (under the Meda U.S. Agreements) and $0.1 million (under the Meda EU Agreements) attributed to these other service-related obligations will be recognized as revenue as services are provided through expiration of the license terms, as defined above.

We have determined that we are acting as a principal under the Meda Agreements and, as such, we will record product supply revenue, research and development services revenue and other services revenue amounts on a gross basis in our consolidated financial statements.

Endo License, Development and Supply Agreements

In January 2012, we entered into the Endo Agreement with Endo pursuant to which we granted to Endo an exclusive commercial world-wide license to develop, manufacture, market and sell our BEMA® Buprenorphine product and to complete U.S. development of such product candidate for purposes of seeking FDA approval.

Pursuant to the Endo Agreement, Endo has obtained all rights necessary to complete the clinical and commercial development of BEMA® Buprenorphine and to sell the product worldwide. Although Endo has obtained all such necessary rights, we have agreed under the Endo Agreement to be responsible for the completion of certain clinical trials regarding BEMA® Buprenorphine (and providing clinical trial materials for such trials) necessary to submit a NDA to the FDA in order to obtain approval of BEMA® Buprenorphine in the U.S., in each case pursuant to a development plan set forth in the Endo Agreement (as it may be amended pursuant to the Endo Agreement). We are responsible for development activities through the filing of the NDA in the U.S., while Endo is responsible for the development following the NDA submission as well as the manufacturing, distribution, marketing and sales of BEMA® Buprenorphine on a worldwide basis. In addition, Endo is responsible for all filings required in order to obtain regulatory approval of BEMA® Buprenorphine.

Pursuant to the Endo Agreement, we have received (or are expected to receive upon satisfaction of applicable conditions) the following payments (some portion(s) of which will be utilized by us to support our development obligations under the Endo Agreement with respect to BEMA® Buprenorphine):

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

We have assessed our arrangement with Endo and our deliverables thereunder at inception to determine: (i) the separate units of accounting for revenue recognition purposes, (ii) which payments should be allocated to which of those units of accounting and (iii) the appropriate revenue recognition pattern or trigger for each of those payments. The assessment requires subjective analysis and requires management to make judgments, estimates and assumptions about whether deliverables within multiple-element arrangements are separable and, if so, to determine the amount of arrangement consideration to be allocated to each unit of accounting.

At the inception of the Endo arrangement and in accordance with the revenue recognition criteria under ASC Topic 605, we determined that: the Endo Agreement is a multi-deliverable arrangement under ASC Topic 605 with three deliverables: (1) the license rights related to BEMA® Buprenorphine, (2) services related to obtaining enhanced intellectual property rights through the issuances of a particular patent, and (3) clinical development services. We concluded that the license delivered to Endo at the inception of the Endo Agreement has stand-alone value under ASC 605-25 because Endo obtained, at the inception of the Endo Agreement, all of the rights and knowledge necessary to fully exploit its license without our further involvement. It was also determined that there was a fourth deliverable, the provision of clinical trial material (“CTM”). The amounts involved are, however, immaterial and delivered in essentially the same time frame as the clinical development services. Accordingly, we have not separately accounted for the CTM deliverable, but consider it part of the clinical development services deliverable.

The initial non-refundable $30 million license fee was required to be allocated to each of the three deliverables based upon their relative selling prices using best estimates. The analysis of the best estimate of the selling price of the deliverables was based on the income approach, our negotiations with Endo and other factors, and was further based on management’s estimates and assumptions which included consideration of how a market participant would use the license, estimated market opportunity and market share, our estimates of what contract research organizations would charge for clinical development services, the costs of clinical trial materials and other factors. Also considered were entity specific assumptions regarding the results of clinical trials, the likelihood of FDA approval of the subject product and the likelihood of commercialization based in part on our prior agreements with the BEMA® technology.

Based on this analysis, $15.6 million of the up-front license fee was allocated to the license (which was estimated to have a value significantly in excess of $30 million), and $14.4 million to clinical development services (which is inclusive of the cost of CTM). Although the intellectual property component was considered a separate deliverable, no distinct amount of the up-front payment was assigned to this deliverable because we determined the deliverable to be perfunctory. In April 2012, the patent being sought by us was granted as described further below, and in May 2012, the applicable intellectual property milestone payment of $15 million was received and recognized as revenue. The amount allocated to the license was recognized as revenue in January 2012.

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. We estimate that such performance will extend into early 2014. Based on the estimated proportion of those services performed in 2012, $5.2 million of that amount was recognized in 2012 and, as a result, $9.2 million remains deferred at December 31, 2012.

We analyzed the milestone payments noted above in accordance with ASC 605-28 to determine if such milestones are substantive. This determination included an analysis of our performance to achieve each milestone, the enhancement of value of the delivered items, the timing of performance related to the milestone, and the reasonability of the milestone relative to all the deliverables and payment terms. We concluded that each of the milestones are substantive under the guidance in ASC 605-28.

The term of the Endo Agreement shall last, on a country-by-country basis, until the later of: (i) 10 years from the date of the first commercial sale of BEMA® Buprenorphine in a particular country or (ii) the date on which the last valid claim of our patents covering BEMA® Buprenorphine in a particular country has expired or been invalidated. The Endo Agreement shall be subject to termination: (i) by Endo, at any time, upon a specific amount of prior written notice to us, (ii) by Endo and us upon mutual written agreement, (iii) by either party upon a material default or breach of the Endo Agreement and such default or breach is not cured within a specified timeframe, (iv) the voluntary or involuntary bankruptcy of either party or (v) by us if Endo does not meet certain diligence obligations outside of the United States.

On February 16, 2012, we announced that the U.S. Patent and Trademark Office issued a Notice of Allowance regarding our patent application (No. 13/184306), which patent will extend the exclusivity of the BEMA® drug delivery technology for our BEMA® Buprenorphine and BNX product candidates from 2020 to 2027. On April 17, 2012, we announced that this patent was granted. As a result, pursuant to the Endo Agreement, we received a milestone payment from Endo in the amount of $15 million in May 2012. As discussed above, this milestone had been evaluated to be a substantive milestone under ASC 605-28, and therefore was recognized as revenue when the milestone was received.

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

Contract Revenue

In 2012, we recognized as revenue $17.5 million in previously deferred revenue as a result of the E.U. launch of BREAKYL™. In 2011, we recognized as revenue $0.3 million which related to our license agreement with TTY. In 2010, we recognized as revenue $0.5 million that was received upon signing licensing agreements with ONSOLIS® in South Korea and Taiwan. Upon FDA approval of ONSOLIS® in July 2009, and the subsequent product launch in October 2009, $29.8 million was received from Meda and was recognized as revenue, along with the initial $30 million up-front license fee that was received in 2007 and recorded as deferred revenue.

We also earned contract revenue as a result of Endo up-front and milestone payments related to our BEMA® Buprenorphine product in 2012. We recognized revenue of $15.6 million of the $30 million non-refundable up-front license payment, with the balance of $14.4 million recorded as deferred revenue to be recognized as the related clinical development services are rendered. Of the amount deferred, we earned $5.2 million in 2012. In addition, in May 2012 we received and recognized as revenue $15 million associated with an intellectual property milestone.

Cost of Product Royalties

The cost of product royalties includes the direct costs attributable to the production of ONSOLIS®. We do not take ownership of the subject product (i.e., we have no inventory) as such product is transferred to Meda immediately in accordance with terms of our contractual arrangements with Meda and its commercial supplier, Aveva. While Aveva manufactures the product for us, and Meda’s royalty payments to us include an amount related to cost of goods, ownership and title to the product, including insurance risk, belong to Aveva from raw material through completion and inventory of the subject product, and then to Meda upon shipment of such subject product. This is in accordance with our contracts with Aveva and Meda, which identify the subject product as FOB manufacturer.

Cost of Product Royalties includes all costs related to creating the products at our contract manufacturer. Only costs that are tied to the production of the products are considered cost of product royalties. Our contract manufacturer for ONSOLIS®, Aveva, bills us for the material cost used in creating the product along with direct labor costs, certain overhead costs, and an established profit margin as outlined in the supply agreement. This is shown as cost of product royalties on the accompanying consolidated statements of operations. Cost of product royalties also includes royalty expenses owed to third parties. These royalty expenses are directly related to the products sold during the period.

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Product Royalty Revenues. We recognized $1.1 million and $2.7 million in product royalty revenue during the years ended 2012 and 2011, respectively, under our license agreement with Meda. The decrease in product royalty revenues can be attributed to the postponement of the U.S. relaunch of ONSOLIS®.

Research Revenues. We recognized $0.01 million and $0.2 million of revenue related to a research and development agreement with Meda during the years ended 2012 and 2011, respectively.

Contract Revenues. We recognized $35.8 million in contract revenue during the year ended 2012 under our license agreement with Endo. We recognized $17.5 million in previously deferred revenue from Meda as a result of the E.U. launch and $0.1 million as a result of ongoing development service obligations related to the Meda agreement in 2012. We recognized $0.3 million in contract revenue during the year ended 2011 which related to our license agreement with TTY.

Cost of Product Royalties. We incurred $1.9 million and $1.8 million in cost of product royalties during the years ended 2012 and 2011, respectively, related to direct costs attributable to the production of ONSOLIS®. This includes both manufacturing costs and royalties owed to CDC and Athyrium. We are required to pay royalties to CDC and Athyrium under a Clinical Development and License Agreement entered into in 2005, and most recently amended in May 2011.

Research and Development Expenses. During the years ended December 31, 2012 and 2011, research and development expenses totaled $35.4 million and $20.8 million, respectively. The increase in research and development expenses can principally be attributed to higher costs associated with the BEMA® Buprenorphine clinical trial and BNX program in 2012. Our scientific staff continued to work toward increased development and application of our BEMA® technologies, but particularly with respect to BEMA® Buprenorphine, BNX and ONSOLIS®. Funding of this research in 2012 and 2011 was obtained through license revenue, sponsored research revenue, exercise of options by employees and directors and sales of company securities. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the our drug delivery technologies.

General and Administrative Expenses. During the years ended December 31, 2012 and 2011, general and administrative expenses totaled $10.1 million and $7.7 million, respectively. General and administrative costs include legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. The increase in general and administrative expenses can be attributed to an increase in professional service fees including legal expenses and additional incentive cash compensation due to performance against established company objectives.

Interest Income, Net. During the year ended December 31, 2012 we had interest income of $0.3 million compared to $0.2 million for the corresponding period in 2011. The increase in interest income can be attributed to the higher cash balances in 2012.

Derivative (Loss) Gain. Derivative (loss) gain in 2012 and 2011 is related to the adjustment of derivative liabilities to fair value as of December 31, 2012 and 2011, respectively. Derivatives are primarily free-standing warrants. The warrants are measured using Black-Scholes calculations. A major component of the calculation is our stock price. During 2012, our stock price increased by $3.49 per share. This increased our warrant liability, and correspondingly caused the derivative loss. During 2011, our stock declined by $2.74 per share, which was the primary cause of the 2011 derivative gain.

Income Tax Expense and tax net operating loss carryforwards. We had federal and state net operating loss carryforwards (“NOL”) of approximately $45 million and $38.8 million at December 31, 2012 as compared to federal and state NOLs of $51 million and $45.4 million as of December 31, 2011. These loss carryforwards expire principally beginning in 2020 through 2026 for federal and 2028 for state purposes. In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to all of our deferred tax assets. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” (as defined in the Internal Revenue Code), there are annual limitations on the amount of the net operating loss and other deductions which are available to us.

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

Cost of Product Royalties. We incurred $1.8 million and $0.8 million in cost of product royalties during the years ended 2011 and 2010, respectively, related to direct costs attributable to the production of ONSOLIS®. This includes both manufacturing costs and royalties owed to CDC and Athyrium. We are required to pay royalties to CDC and Athyrium under a Clinical Development and License Agreement entered into in 2005, and most recently amended in May 2011.

Research and Development Expenses. During the years ended December 31, 2011 and 2010, research and development expenses totaled $20.8 million and $10.6 million, respectively. The increase in research and development expenses can be attributed to the BEMA® Buprenorphine clinical trial in 2011. Our scientific staff continued to work toward increased development and application of our BEMA® technologies, but particularly with respect to BEMA® Buprenorphine, BNX and ONSOLIS®. Funding of this research in 2011 and 2010 was obtained through deferred license revenue, sponsored research revenue, exercise of options by employees and directors and sales of company securities. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the our drug delivery technologies.

General and Administrative Expenses. During the years ended December 31, 2011 and 2010, general and administrative expenses totaled $7.7 million and $8 million, respectively. General and administrative costs include legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. General and administrative expenses were higher during 2010 due to one-time expenses related to a write-off of the remaining Bioral® intangible asset and additional indirect consulting expenses associated with the financing in April 2010. We also had general and administrative expenses associated with our registered direct offering in 2010.

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

Derivative Gain. Derivative gain in 2011 and 2010 is related to the adjustment of derivative liabilities to fair value as of December 31, 2011 and 2010, respectively. Derivatives are primarily free-standing warrants. The warrants are measured using Black-Scholes calculations. A major component of the calculation is our stock price. During 2011, our stock price fell by $2.74 per share. This decreased our warrant liability, and correspondingly caused the derivative gain. During 2010, our stock declined by $0.38 per share, which was the primary cause of the 2010 derivative gain.

Income Tax Expense and Tax Net Operating Loss Carryforwards. We had federal and state NOL of approximately $51 million and $45.4 million at December 31, 2011 as compared to federal and state NOLs of $27 million and $21.1 million as of December 31, 2010. These loss carryforwards expire principally beginning in 2020 through 2026 for federal and 2028 for state purposes. In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to all of our deferred tax assets. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” (as defined in the Internal Revenue Code), there are annual limitations on the amount of the net operating loss and other deductions which are available to us.

Major Research and Development Projects

In 2012, we continued to dedicate our corporate resources to our portfolio of products utilizing the BEMA® technology. This included:

•	the Phase 3 clinical development of BEMA® Buprenorphine and pharmacokinetic studies;

•	formulation selection and manufacturing development, pharmacokinetic and clinical safety studies for BNX; and

•	re-formulation of ONSOLIS® to correct cosmetic defects.

Clinical research expenses in 2012 were primarily dedicated to the development of an expanded range of doses and start of additional Phase 3 studies for BEMA® Buprenorphine for the treatment of chronic pain; and completion of formulation development and scale-up, pharmacokinetic and safety studies for BNX.

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

The following is a summary of our current major research and development initiatives and the risks related to such initiatives:

BEMA® Buprenorphine. BEMA® Buprenorphine is our second analgesic product using the BEMA® technology. We have conducted multiple Phase 1 studies with BEMA® Buprenorphine, one Phase 2 study in acute pain, and one Phase 3 efficacy study in a mixed population of opioid naïve and opioid experienced patients for the treatment of moderate to severe chronic pain. Additional new Phase 3 studies to evaluate the efficacy and safety of BEMA® Buprenorphine in the treatment of opioid naïve and experienced patients with chronic pain were initiated in 2012.

Due to the ability of BEMA® Buprenorphine to participate in the key chronic pain market, we believe that BEMA® Buprenorphine has the potential to achieve greater than a 5% share of the $10 billion dollar U.S. market for opioid analgesics, which would translate to over $500 million in peak annual sales. We do not expect to generate any royalty revenue from sales of BEMA® Buprenorphine, if ever, until at least 2014. A license and development agreement was finalized with Endo for the worldwide rights to BEMA® Buprenorphine for chronic pain in January 2012.

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

BNX. A higher dose formulation of BEMA® Buprenorphine combined with the abuse deterrent naloxone has been developed for the treatment of opioid dependence. Because of its lower propensity for abuse and addiction, BEMA® Buprenorphine, when given in a high dose, may serve as a treatment for opioid dependence by preventing withdrawal symptoms and cravings in opioid addicted patients while at the same time maintaining pain control. Pharmacokinetic studies conducted in 2012 enabled selection of a formulation with the best performance characteristics and established the comparable bioavailability of buprenorphine from BEMA BNX and the reference listed drug, Suboxone®. The safety of the selected formulation was also evaluated in opioid dependent patients.

BEMA® Granisetron. The BEMA® technology is being utilized to deliver the 5-HT3 receptor antagonist Granisetron (marketed as Kytril®), a FDA approved antiemetic to prevent the nausea and vomiting often encountered following cancer chemotherapy and radiation. We submitted an IND application to the FDA for BEMA® Granisetron in February 2011. We believe that BEMA® Granisetron would have the potential for better tolerance than oral formulations in the presence of nausea and vomiting as well as potential for better and more consistent absorption in the presence of nausea and vomiting. Due to our focus on progressing our more advanced pipeline products, no development activity on this product was conducted in 2012.

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

We have always been sensitive to the dilution caused by the sale of our equity in order to maintain business operations. As such, since our initial public offering in 2002 through the registered direct offering in November 2012, more than half of all operational funding came from partnering and royalty revenue. The remainder has come from equity and debt offerings.

During 2010, significant sources of operating cash were $9.7 million in net proceeds from a registered direct offering of common stock and warrants. During 2011, we received $14 million in net proceeds from a private placement offering of common stock. We began calendar year 2012 with $10.8 million in cash and generated $12.2 million in operating cash, primarily for BEMA® Buprenorphine, to fund our operations including research and development activities. During the year, we received $45 million in non-refundable cash payments under our Endo Agreement and received $38.4 million in net proceeds from a registered direct offering of common stock in November 2012.

In January 2012, we received a $30 million, non-refundable license fee under the Endo Agreement. In addition, in May 2012, we received an additional $15 million milestone payment from Endo due to our achievement of a certain intellectual property-related milestone. However, this aggregate $45 million in cash is anticipated to be used in its entirety to fund our clinical research with respect to this product candidate.

In February 2012, our universal shelf registration statement, pursuant to which we could issue up to $50 million of our securities from time to time and subject to certain conditions, expired. As such, we filed a renewal of our shelf registration statement for up to $40 million of our securities for potential future issuance, and such registration statement was declared effective on February 24, 2012. On November 30, 2012, we utilized the full amount of this self registration statement and closed a registered direct offering of our common stock and newly designated Series A Non-Voting Convertible Preferred Stock, par value $.001 per share. The final amount of securities issued in the offering was an aggregate of (i) 6,791,887 shares of Common Stock and (ii) 2,709,300 shares of Series A Preferred Stock. The net proceeds to us, after deducting placement agent fees, the corporate finance fee and estimated offering expenses, was approximately $38.4 million.

We anticipate that the cash used in operations and our investment in our facilities will continue beyond our ONSOLIS® agreements with Meda; pending reformulation of ONSOLIS® our agreement with Endo regarding BEMA® Buprenorphine for chronic pain as we research, develop and potentially, manufacture and commercialize additional drug formulations with our BEMA® technology such as our BNX product as well as other non-BEMA® related products and technologies that we may acquire from other companies. As it relates to the latter, we are exploring other new product opportunities in pain and dependency as well as drug delivery technologies that may allow us to become less dependent on our BEMA® technology and the products we are currently developing in BEMA®. We are also considering the possibility of commercializing our BNX product with our own resources if we determine that the benefits in doing so would outweigh the risks.

At December 31, 2012, we had cash and cash equivalents of approximately $63.2 million. We generated $12.2 million of cash from operations during the twelve months ended December 31, 2012 and had stockholders’ equity of $49.8 million, versus $4.1 million at December 31, 2011. Our existing cash balances are anticipated by management to be sufficient to fully fund our operations through the second quarter of 2014 at the planned level. Included in this estimation are costs of between $0.6 million and $0.8 million that we expect will be incurred in connection with the reformulation of ONSOLIS®. Certain planned expenditures are discretionary and could be deferred if we are required to do so to fund critical operations.

Accordingly, additional capital will likely be required to support clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of our agreement with Endo) as well as our development of BNX and general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. We may also expend capital to acquire new products or technologies. As such, available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. Accordingly, we anticipate that we may be required to raise additional capital through a variety of sources, including:

•	public equity markets;

•	private equity financings;

•	collaborative arrangements;

•	grants and new license revenues;

•	bank loans;

•	equipment financing;

•	public or private debt; and

•	exercise of existing warrants.

Readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on us, our financial condition and our results of operations in 2013 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

In addition, the worldwide financial and credit crisis that began in 2008 and has fluctuated to the present time has strained investor liquidity and contracted credit markets. During the year ending December 31, 2012, the financial and credit crisis did not directly nor materially impact our company. However, if this environment continues, fluctuates or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when we require additional financial investment. If we are unable to attract additional funds it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

Contractual Obligations and Commercial Commitments

Our non-cancellable contractual obligations as of December 31, 2012 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$256,037	$107,567	$148,470	$—	$—
Employment agreements	751,370	751,370	—	—	—
Minimum royalty expenses*	10,500,000	1,500,000	3,000,000	3,000,000	3,000,000

Total contractual cash obligations**	$11,507,407	$2,358,937	$3,148,470	$3,000,000	$3,000,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
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

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. In addition, the FDIC provided unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts through December 31, 2012; however, effective January 1, 2013 the FDIC discontinued the additional unlimited coverage. We may from time to time have amounts on deposit in excess of the insured limits. As of December 31, 2012, we had approximately $24.2 million, which exceed these insured limits.

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

Our Consolidated Financial Statements and Notes thereto and the report of Cherry Bekaert LLP , our independent registered public accounting firm, are set forth on pages F-1 through F-32 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2012, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Audit Committee of our board of directors, together with our management, conducted a review of our policies and procedures related to revenue recognition in light of the SEC’s comments regarding our financial statements (which we first received in September 2012) relating specifically to the up-front, non-refundable $30 million license fee associated with the Endo Agreement. As a result of the aforementioned review, the Audit Committee and our management jointly reached the decision to restate our financial statements for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012, specifically and only in regard to the treatment of the initial up-front payment of $30 million. As further discussed in note 15 to the accompanying financial statements, it was determined that approximately 48% of the $30 million should have been allocated to the research and development deliverable associated with the Endo Agreement and accordingly reported as deferred revenue, to be recognized over the period during which we perform clinical development services pursuant to the Endo Agreement (planned for 2012, 2013, and early 2014). This error was a result of our initial interpretation of the revenue recognition guidance under ASC 605-28 Revenue Recognition — Milestone Method (which we adopted in 2010) and ASC 605-25 Multiple Deliverables. In order to mitigate similar issues in the future and to assure complete and accurate interpretation of salient revenue recognition guidance, the Company has implemented a policy (beginning in late 2012) to utilize a revenue recognition consultant to help analyze at inception of the transaction, any significant license agreement prior to implementation of the accounting treatment.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2012. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2012. However, as noted above, the Audit Committee of our board of directors, together with our management, conducted a review of our policies and procedures related to revenue recognition in light of the SEC’s comments to our financial statements relating to the Endo Agreement. In so doing, it was determined that in order to mitigate similar issues in the future and to assure complete and accurate interpretation of salient revenue recognition guidance, we have implemented a policy to authorize the engagement of a revenue recognition consultant for analysis at inception of the transaction of any significant license agreement prior to implementation of the accounting treatment.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 13, 2013 are as follows:

Name	Age	Position(s) Held

Frank E. O’Donnell, Jr., M.D.	63	Executive Chairman and Director
Mark A. Sirgo, Pharm.D.	59	President, Chief Executive Officer and Director
James A. McNulty	62	Chief Financial Officer, Secretary and Treasurer
Andrew L. Finn, Pharm.D	63	Executive Vice President of Product Development
William B. Stone	69	Lead Director
John J. Shea	86	Director
William S. Poole	66	Director
Samuel P. Sears, Jr	69	Director

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Frank E. O’Donnell, Jr., M.D., age 63, has been our Chairman of the Board and a Director since March 29, 2002. He currently serves as Executive Chairman. Dr. O’Donnell has previously served as our President and Chief Executive Officer. In January 2005, he relinquished the title of President and in August 2005 he relinquished the title of Chief Executive Officer. For more than the last six years, Dr. O’Donnell has served as Manager of The Hopkins Capital Group, an affiliation of limited liability companies which engage in private equity and venture capital investing in disruptive technologies in healthcare. He serves as Executive Chairman of Accentia. Dr. O’Donnell is a graduate of The Johns Hopkins School of Medicine and received his residency training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. Dr. O’Donnell is a former professor and Chairman of the Department of Ophthalmology, St. Louis University School of Medicine. He is a trustee of St. Louis University.

Mark A. Sirgo, Pharm.D., age 59, has been our President since January 2005 and Chief Executive Officer and Director since August 2005. He joined our company in August 2004 as Senior Vice President of Commercialization and Corporate Development upon our acquisition of Arius Pharmaceuticals, of which he was a co-founder and Chief Executive Officer. He has also served as our Executive Vice President, Corporate and Commercial Development and our Chief Operating Officer. Dr. Sirgo has nearly 30 years of experience in the pharmaceutical industry, including 16 years in clinical drug development, 7 years in marketing, sales, and business development and 8 years in executive management positions. Prior to his involvement with Arius Pharmaceuticals from 2003 to 2004, he spent 16 years in a variety of positions of increasing responsibility in both clinical development and marketing at Glaxo, Glaxo Wellcome, and GlaxoSmithKline, including Vice President of International OTC Development and Vice President of New Product Marketing. Dr. Sirgo was responsible for managing the development and FDA approval of Zantac 75 while at Glaxo Wellcome, among other accomplishments. From 1996 to 1999, Dr. Sirgo was Senior Vice President of Global Sales and Marketing at Pharmaceutical Product Development, Inc. (NASDAQ:PPDI), a leading contract service provider to the pharmaceutical industry. Dr. Sirgo serves on the board of directors and as Chairman of the Compensation Committee of Salix Pharmaceuticals, Inc. (NASDAQ:SLXP), a specialty pharmaceutical company specializing in gastrointestinal products since 2008. Dr. Sirgo is qualified to serve on our board of directors because of his extensive experience in specialty biopharmaceutical companies. Dr. Sirgo received his BS in Pharmacy from The Ohio State University and his Doctorate from Philadelphia College of Pharmacy and Science.

James A. McNulty, age 62, has served as our Secretary, Treasurer and Chief Financial Officer since 2000. Since 2000, Mr. McNulty has also served as Chief Financial Officer of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture investing activities. Hopkins Capital Group is owned and controlled by Dr. Frank E. O’Donnell, Jr. Mr. McNulty also serves part-time as the Treasurer and Corporate Secretary of Accentia, a holding company with commercialization assets in specialty pharmaceuticals and biologics, and from 2003 to 2007 as Chief Financial Officer for Biovest, a majority-owned subsidiary of Accentia. He served as CFO of Star Scientific, Inc. from 1998 - 2000. During 2000 - 2002 he served as CFO/COO of American Prescription Providers, Inc. Mr. McNulty has performed accounting and consulting services as a Certified Public Accountant since

1975. He co-founded Pender McNulty & Newkirk, which became one of Florida’s largest regional CPA firms, and was a founder/principal in two other CPA firms, McNulty & Company, and McNulty Garcia & Ortiz. He is a Director of Quantum Technology Sciences, Inc., a private company. He is a published co-author (with Pat Summerall) of Business Golf, the Art of Building Relationships on the Links. Mr. McNulty is qualified to serve on our management team because of his extensive experience in public and private accounting. Mr. McNulty is a graduate of University of South Florida, a licensed Certified Public Accountant, a member of the American and Florida Institutes of CPA’s and is a board member of the Tampa Bay chapter of Financial Executives International.

Andrew L. Finn, Pharm.D., age 63, has been our Executive Vice President of Product Development since January 2007. He joined the company in August 2004 upon our acquisition of Arius Pharmaceuticals, of which he was a co-founder. Dr. Finn has previously served as our Senior Vice President of Product Development and Executive Vice President of Clinical Development and Regulatory Affairs. Dr. Finn has nearly 30 years experience in pharmaceutical product development. Prior to his involvement with Arius, he was, from 2000 to 2003, Executive Vice President of Product Development at POZEN Inc. with responsibilities for formulation development, non-clinical development, clinical research and regulatory affairs. He participated in the POZEN activities leading up to the initial public offering and submitted marketing applications in Europe and the U.S. for two migraine products. From 1996 to 1999, Dr. Finn was Co-Founder and Chief Executive Officer of enVision Sciences, a regulatory and clinical service company. From 1991 to 1996, he was Vice President of Clinical Research and Biometrics for Solvay Pharmaceuticals, where he oversaw NDA submissions in the areas of inflammatory bowel disease, osteoporosis prevention and treatment of obsessive-compulsive disorder. Prior to this, he spent 10 years in positions of increasing responsibility at Glaxo Inc., where he oversaw a number of NDA submissions, including Zofran for chemotherapy induced nausea and vomiting. Dr. Finn is qualified to serve on our management team because of his extensive experience in specialty biopharmaceutical companies. Dr. Finn received his BS in Pharmacy from the University of North Carolina and his Doctorate from the University of Michigan.

William B. Stone, age 69, has been a member of our board of directors since October 2001 and is our Lead Director and Chairman of the Audit Committee of our board of directors. For thirty years, until his retirement in October 2000, Mr. Stone was employed with Mallinckrodt Inc. For the last twenty years of his career, he held positions of Vice President and Corporate Controller and Vice President and Chief Information Officer for 16 years and 4 years, respectively. During his tenure at Mallinckrodt, Mr. Stone was responsible for global accounting and reporting, financial organization, staffing and development, and systems of internal accounting control. In this capacity, he was responsible for Mallinckrodt’s SEC and other financial filings, internal management performance reports, strategic and tactical financial planning and for evaluation of capital sources and investments. Mr. Stone presented financial analyses and special projects to Mallinckrodt’s board of directors and audit committee, and reported to the audit committee regarding the conduct and effectiveness of the independent accountant’s quarterly reviews and annual audit. In the capacity of Chief Information Officer, Mr. Stone was responsible for Mallinckrodt’s worldwide computer information systems and organization, staffing and development. He assessed effectiveness and control for computer-assisted information systems and led a successful program for justification, selection and deployment of global standardized computer hardware and software. Further, Mr. Stone reported to the audit committee as leader of Mallinckrodt’s successful global program to address Year 2000 implications associated with computer-assisted information, laboratory control and process control computer hardware and software. He also chaired Mallinckrodt’s corporate employee benefits committee for over 8 years and has been a member of Financial Executives International since 1980. Mr. Stone is qualified to serve on our board of directors because of his extensive experience in accounting and with pharmaceutical companies. Mr. Stone is a graduate of the University of Missouri-Columbia where he earned BS and MA degrees in accounting, and is a Certified Public Accountant.

John J. Shea, age 86, has been a member of our board of directors since March 2002 and serves as Chairman of the Nominating and Corporate Governance Committee of our board of directors. He is currently the head of his own firm J. Shea Inc. and has also been a Quality Systems Adviser with Quintiles, a private consulting firm. Mr. Shea has also served in the capacity of Director of Quality Assurance and was responsible for the implementation of quality assurance procedures in a number of public companies. From 1987-1989, he served as Director of Quality Assurance at NeoRx Corporation. Mr. Shea was also the Director of Corporate Quality Assurance at Hexcel Corporation from 1980-1987. Mr. Shea has also served as the quality assurance person for other companies including, Teledyne Relays, Ortho Diagnostics, Inc. and Bio Reagents & Diagnostics, Inc. He is a member of the (North Carolina) Dare County Airport Authority and Audit Committee. Mr. Shea is qualified to serve on our board of directors because of his extensive business experience in the pharmaceutical industry. Mr. Shea earned a B.S. in Chemistry at Bethany College.

William S. Poole, age 66, has been a member of our board of directors since April 2005 and serves as Chairman of the Compensation Committee of our board of directors. He has extensive experience in the biopharmaceutical and medical device industries for over thirty years. From 1972 to early 1996, Mr. Poole worked for Lederle Laboratories, a Division of American Cyanamid Company. During his 24-year career at Cyanamid, Mr. Poole held positions of increasing responsibility and held the position of World-Wide Division President of the Medical Device Division when Wyeth acquired Cyanamid in 1995. He later served as President, North American Pharmaceuticals, of Novo Nordisk Pharmaceuticals, and also as President of Biovail Pharmaceuticals. In both of these companies, Mr. Poole was instrumental in aggressively growing revenue, building solid management teams and dramatically improving profitability. As President of these firms, Mr. Poole had total P&L responsibility and directly managed vice presidents in charge of each business department within the organizations. In recent years, Mr. Poole has acted as a private consultant and, until his appointment to the board, Mr. Poole served as a member of the Commercial Advisory Board of our subsidiary, Arius Pharmaceuticals. Mr. Poole was Acting President/CEO of Spherics, Inc., a biotechnology company focusing on unique delivery mechanisms of certain drugs for the treatment of CNS diseases during 2007 and 2008. Mr. Poole is also a member of the board of directors of Accentia. Mr. Poole is qualified to serve on our board of directors because of his extensive business experience in the pharmaceutical industry. Mr. Poole earned a B.A. in Psychology at Boston University.

Samuel P. Sears, Jr., age 69, was appointed as a member of our board of directors in October, 2011. Mr. Sears has extensive experience in the biopharmaceutical, nutraceutical and biotechnology industries. Since 2006, Mr. Sears has been a partner at the law firm of Cetrulo LLP, where he currently serves as managing partner, and from 2000 to 2006, he provided private consulting and legal advisory services to start-up and early stage development companies. Since 2000, Mr. Sears has served as Director, Chairman of the Audit Committee, Chairman of the Executive Committee, and Member of the Compensation Committee of Commonwealth Biotechnologies, Inc. (NASDAQ: CBTEQ), a research and development support services company. From 1998 to 2000, Mr. Sears served as Vice Chairman and treasurer of American Prescription Providers, Inc., a specialty pharmacy network offering prescriptions and nutraceuticals to patients with chronic diseases. From 1994 through May 1998, Mr. Sears was Chief Executive Officer and Chairman of Star Scientific, Inc. (NASDAQ: CIGX). From 1968 to 1993, Mr. Sears was in private law practice. Mr. Sears is qualified to serve on our board of directors because of his extensive legal and business experience, including in the pharmaceutical industry. Mr. Sears is a graduate of Harvard College and Boston College Law School.

Key Employees

Below are the biographies of certain key non-executive officer employees of our company:

Niraj Vasisht, Ph.D. has been our Senior Vice President of Product Development and Chief Technical Officer since October 2008. He joined the company in February 2005 as the Vice President of Product Development. Dr. Vasisht heads the chemistry, manufacturing and control operations for BDSI pipeline products. He directs and oversees the product design, formulation development, quality control, process engineering, validation and stability testing of the drug product and CTM and commercial manufacturing operations at our vendor sites worldwide. In addition, he is responsible for creation of relevant intellectual property, provides risk assessment for the development program, and provides technical and strategic leadership to the business development function. He evaluates technical suitability of drug delivery platforms and candidate molecules suitable for the technology. Dr. Vasisht serves as BDSI’s pharmaceutical development representative for FDA interactions for NDA and MAA filings. Dr. Vasisht is known worldwide for his expertise in microencapsulation based controlled release and drug delivery technologies. From 1994 to 2005, Dr. Vasisht held positions of increasing responsibility at Southwest Research Institute where he ultimately served as the Director of Microencapsulation, Pharmaceutical Development and Nanomaterials and was responsible for leading the group that provides research and development and product development services to pharmaceutical, consumer health, and nutraceutical companies. Dr. Vasisht is the inventor/co-inventor on multiple patents in drug delivery. Dr. Vasisht received a BTech degree in Chemical Engineering from the Indian Institute of Technology at Kanpur, a Master’s of Science from the University of New Hampshire and a Doctorate in Chemical Engineering from Rensselaer Polytechnic Institute.

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

George K. Ng, J.D. has been our Senior Vice President & General Counsel since joining the company in December 2012, with over 10 years of combined experience in pharmaceuticals and the law. Mr. Ng heads our legal, compliance and intellectual property functions. Prior to joining the company, Mr. Ng held various senior management positions, including Head of Legal, Chief Compliance Officer and Chief Intellectual Property Counsel, with publicly-traded, global biotechnology and pharmaceutical companies, including Spectrum Pharmaceuticals, Inc. and Alpharma, Inc., with oversight over legal, intellectual property, litigation and compliance matters. Additionally, Mr. Ng has held responsibility for being the legal lead in due diligence, negotiations, and contract preparation for multiple business development transactions, including U.S. and ex-U.S. licenses, global collaboration agreements and intellectual property and product acquisitions. Previously, in private practice, Mr. Ng was a partner in two AMLAW 200 law firms where he had leadership roles, including establishing the life sciences practice group for one firm and heading it as the national co-chair. In his private practice positions, Mr. Ng’s responsibilities included patent and trademark prosecution, licensing and litigation support, with areas of expertise including drug delivery technologies and medical devices. Mr. Ng earned a Juris Doctor (J.D.) degree in law from the University of Notre Dame School of Law and a Bachelor of Arts and Sciences (B.A.S.) dual degree in Biochemistry & Economics from the University of California, Davis.

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

As Executive Chairman of our company, Dr. O’Donnell acts as an officer and employee and, as such, performs his duties subject in all instances to the oversight of our board of directors and the power of our board of directors to approve all applicable corporation actions (which powers shall not be vested in the office of Executive Chairman). The Executive Chairman is not an “executive officer” (as defined in SEC Rule 3b-7) of our company as the role of the Executive Chairman by design is not an officer who performs a policy making function for our company. Rather, the Executive Chairman serves as a conduit between our board and our executive management team and is available to act as an advisor and consultant to our executive management team, with ultimate responsibility for development and implementation of our corporate policies being vested in our executive officers (Dr. Sirgo, Dr. Finn and Mr. McNulty) under the supervision of our board of directors.

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

The compensation of the Executive Chairman shall be determined from time to time by the Compensation Committee of the board in accordance with such committee’s charter and practice. In March 2012, the Compensation Committee of our board (with input from our outside compensation consultant) determined and approved that Dr. O’Donnell would receive compensation at a level equal to 50% of the President/CEO’s salary, cash bonus and options. The salary portion would begin on January 1, 2012 and the cash bonus and option portion would be determined in the first quarter of 2013, when, under normal circumstances, the company 2012 objectives would be evaluated. Because of the change in his compensation, Dr. O’Donnell will no longer receive cash retainers or option awards under the existing board of director remuneration program for his role as a member of our board of directors.

In 2012, Dr. O’Donnell received the following compensation for his service as Executive Chairman: $213,826 in cash compensation, $69,138 bonus, $14,108 in stock option awards and $2,093 in benefits paid in 2012. We do not have a written employment or similar agreement with Dr. O’Donnell in connection with his service as our Executive Chairman.

Director Independence

We believe that William B. Stone, John J. Shea, William S. Poole and Samuel P. Sears, Jr. qualify as independent directors for NASDAQ Stock Market purposes. This means that our board of directors is composed of a majority of independent directors as required by NASDAQ Stock Market rules.

Meetings of the Board of Directors and Stockholders

Our board of directors met in person and telephonically 16 times during 2012 and also acted by unanimous written consent. Each member of our board of directors was present at eighty-eight (88%) percent or more of the board of directors meetings held. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances. All directors were present at the 2012 Annual Meeting of Stockholders.

Board Committees

Our board of directors has established three standing committees-Audit, Compensation, and Nominating and Corporate Governance. All standing committees (as well as our Lead Director) operate under a charter that has been approved by the board.

Audit Committee

Our board of directors has an Audit Committee, composed of William B. Stone, John J. Shea, William S. Poole and Samuel P. Sears, Jr., all of whom are independent directors as defined in accordance with section 3(a)(58)(A) of the Exchange Act and the rules of NASDAQ. Mr. Stone serves as chairman of the committee. The board of directors has determined that Mr. Stone is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee met eight times during 2012. Each member of the Audit Committee was present at one hundred (100%) percent of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee.

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

•	oversees all aspects of our systems of internal accounting control and corporate governance functions on behalf of the board; and

•

provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the board of directors regarding corporate governance issues and policy decisions.

Nominating and Corporate Governance Committee

Our board of directors has a Nominating and Corporate Governance Committee composed of William S. Poole, John J. Shea, William B. Stone and Samuel P. Sears, Jr. Mr. Shea serves as the chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee met three times in 2012 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o James A. McNulty, BioDelivery Sciences International, Inc, 324 South Hyde Park Avenue, Suite 350, Tampa FL 33606. The Nominating and Corporate Governance Committee has established nomination criteria by which board candidates are to be evaluated. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2012, we did not pay any fees to any third parties to assist in the identification of nominees. During 2012, we did not receive any director nominee suggestions from stockholders.

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

Compensation Committee

Our board of directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and also assists the board of directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of four members: John J. Shea, William B. Stone, William S. Poole and Samuel P. Sears, Jr. Mr. Poole serves as chairman of this committee. The compensation committee met eight times during 2012.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2012, the Compensation Committee engaged Radford, an AON Consulting Company, to obtain market data against which it has measured the competitiveness of our compensation programs. In determining the amount and form of employee, executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies. We paid consultant fees to Radford of $28,190 in 2012.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2012, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons, except that employee options granted to our officers (Mark A. Sirgo, James A. McNulty and Andrew L. Finn) on February 9, 2012 were reported on Form 4s filed on March 13, 2012 and options to our Executive Chairman Frank E. O’Donnell, Jr., M.D., on February 15, 2012 was reported on Form 4 filed on March 13, 2012.

Compensation Committee Report*

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

We currently employ three executive officers, each of whom serves as a “Named Executive Officer” (or “NEO”) for purposes of Securities and Exchange Commission (“SEC”) reporting: (1) Mark A. Sirgo, Pharm.D., our President and Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO); (2) James A. McNulty, our Secretary, Treasurer and Chief Financial Officer; and (3) Andrew L. Finn, Pharm.D., our Executive Vice President of Product Development.

This Compensation Discussion and Analysis (“CD&A”), sets forth our philosophies underlying the compensation for our executive officers and our employees generally.

Objectives of Our Compensation Program

The Committee’s philosophy seeks to align the interests of our stockholders, officers and employees by tying compensation to individual and company performance, both directly in the form of salary or annual cash incentive payments, and indirectly in the form of equity awards. The objectives of our compensation program enhance our ability to:

•	attract and retain qualified and talented individuals; and

•	provide reasonable and appropriate incentives and rewards to our team for building long-term value within our company, in each case in a manner comparable to companies similar to ours.

In addition, we strive to be competitive with other similarly situated companies in our industry. The process of developing pharmaceutical products is a long-term proposition and outcomes may not be measurable for several years. Therefore, in order to build long-term value for our company and its stockholders, and in order to achieve our business objectives, we believe that we must compensate our officers and employees in a competitive and fair manner that reflects current company activities but also reflects contributions to building long-term value.

We utilize the services of the Radford Group, an AON consulting company (“Radford”) to review compensation programs of peer companies in order to assist the Committee in determining the compensation levels for our NEOs, as well as for other employees of our company. Radford is a recognized independent consulting company and services clients throughout the United States.

The companies that comprise our peer group are selected and reviewed biennially as we do not believe that material differences will occur over a shorter period. However, we may review the peer group more often should circumstances warrant such action. The current peer group used to evaluate NEO compensation for the fiscal year ended December 31, 2012 includes the following companies:

Company	Location
Aastrom Biosciences	Ann Arbor, MI
Achillion Pharmaceuticals	New Haven, CT
Anadys Pharmaceuticals(1)	San Diego, CA
Antigenics Inc.	New York, NY
A.P. Pharma, Inc.	Redwood City, CA
AspenBio Pharma	Castle Rock, CO
Celldex Therapeutics	Needham, MA
Columbia Laboratories	Livingston, NJ
Zalicus	Cambridge, MA
DUSA Pharmaceuticals	Wilmington, MA
Epicept Corporation	Tarrytown, NY
Idera Pharmaceuticals	Cambridge, MA
Insmed Incorporated	Richmond, VA
MDRNA Inc.	Bothell, WA
Molecular Insight Pharmaceuticals(2)	Cambridge, MA
Neurogesx, Inc.	San Mateo, CA
NovaBay Pharmaceuticals	Emeryville, CA
Pozen Inc.	Chapel Hill, NC
Sunesis Pharmaceuticals	South San Francisco, CA
Telik, Inc.	Palo Alto, CA
Threshold Pharmaceuticals	Redwood City, CA
Transcept Pharmaceuticals	Pt. Richmond, CA

(1)	Company noted was recently acquired and will not be used in future peer group analysis.
(2)	Company noted is no longer publicly traded and will not be used in future peer group analysis.

With respect to our employees and non-senior management, we will also take into consideration local market data in determining appropriate compensation packages, and we have in the past relied on Radford to provide us with such data.

Elements of Our Compensation Program and Why We Chose Each

Main Compensation Components

Our company-wide compensation program, including for our NEOs, is broken down into three main components: base salary, performance cash bonuses and potential long-term compensation in the form of stock options or restricted stock units (RSUs). We believe these three components constitute the minimum essential elements of a competitive compensation package in our industry. We also have a Performance Long Term Incentive Plan for our NEOs and selected senior officers of our company.

Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs as well as recognizing the competitive nature of the biopharmaceutical industry. This is determined partially by evaluating our peer companies as well as the degree of responsibility and experience levels of our NEOs and their overall contributions to our company.

Performance Bonus Plan

We have a performance bonus plan under which bonuses are paid to our NEOs based on achievement of extraordinary company performance goals and objectives established by the Committee and/or the board of directors as well as on individual performance. The bonus program is discretionary and is intended to: (i) strengthen the connection between individual compensation and our company’s achievements; (ii) encourage teamwork among all disciplines within our company; (iii) reinforce our pay-for-performance philosophy by awarding higher bonuses to higher performing employees; and (iv) help ensure that our cash compensation is competitive. Depending on the cash position of the company, the Committee and our board of directors have decided, from time to time and after consulting with the Chief Executive Officer, not to pay cash bonuses in order that we may conserve cash and support ongoing development programs. Regardless of our cash position, we consistently grant annual merit-based stock options (and, more recently, RSUs) to continue incentivizing both our senior management and our employees.

Based on their employment agreements, each NEO is assigned a target payout under the performance bonus plan, expressed as a percentage of base salary for the year. Actual payouts under the performance bonus plan are based on the achievement of corporate performance goals and an assessment of individual performance, each of which is separately weighted as a component of such officer’s target payout. For the NEOs, the corporate goals receive the highest weighting in order to ensure that the bonus system for our management team is closely tied to our corporate performance. Each employee also has specific individual goals and objectives as well that are tied to the overall corporate goals. For employees, mid-year and end of year progress is reviewed with the employees’ managers.

Equity Incentive Compensation

We view long-term compensation, currently in the form of stock options and RSUs, generally vesting in annual increments over three years, as a tool to align the interests of our NEOs and employees generally with the creation of stockholder value, to motivate our employees to achieve and exceed corporate and individual objectives and to encourage them to remain employed by the company. While cash compensation is a significant component of employees overall compensation, the Committee and the board of directors (as well as our NEOs) believe that the driving force of any employee working in a small biotechnology company should be strong equity participation. We believe that this not only creates the potential for substantial longer term corporate value but also serves to motivate employees and retain their loyalty and commitment with appropriate personal compensation.

Performance Long Term Incentive Plan

In December 2012, by unanimous written consent following significant planning and discussion (as well as discussion with our outside compensation consultant Radford), the Committee approved the BDSI Performance Long Term Incentive Plan (which we refer to as the LTIP). The LTIP is designed as an incentive for our senior management (including our NEOs) to generate revenue for our company.

The LTIP consists of Restricted Stock Units (as defined under our 2011 Equity Incentive Plan, and which we refer to as Performance RSUs) which are rights to acquire shares of our common stock. All Performance RSUs granted under the LTIP will be granted under our 2011 Equity Incentive Plan (as the same may be amended, supplemented or superseded from time to time) as “Performance Compensation Awards” under such plan. The participants in the LTIP are either NEOs or senior officers of our company.

The term of the LTIP began with our fiscal year ended December 31, 2012 and lasts through our fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (with 100,000 Performance RSUs being reserved for future hires). The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of revenue by our company, as reported in our Annual Report on Form 10-K. Performance RSUs will be valued on the day of issuance and will vest annually on the last day preceding the first open window after filing our Annual Report on Form 10-K based on the revenue achieved during the prior fiscal year as a proportion of the total cumulative revenue target for the entire term of the LTIP (which we call the Predefined Cumulative Revenue). Predefined Cumulative Revenue is a predefined aggregate revenue target for the entire term of the LTIP that was determined by the Committee in conjunction with our executive management. The Predefined Cumulative Revenue may be adjusted by the Committee upon the occurrence of extraordinary corporate events during the term of the LTIP (such as acquisitions by our company of revenue generating businesses or assets).

Other Compensation

In addition to the main components of compensation outlined above, we also provide contractual severance and/or change in control benefits to the NEOs as well as Dr. Niraj Vasisht, our Senior Vice President — Product Development and CTO, to Albert J. Medwar, our Vice President of Marketing and to George Ng, our Senior Vice President and General Counsel. We believe these severance or change in control benefits are important elements of our compensation program that assist us in retaining talented individuals at the executive and senior managerial levels and that these arrangements help to promote stability and continuity of our executives and senior management team. Further, we believe that the interests of our stockholders will be best served if the interests of these members of our management are aligned with theirs. We believe that providing change in control benefits lessens or eliminates any potential reluctance of members of our management to pursue potential change in control transactions that may be in the best interests of the stockholders. We also believe that it is important to provide severance benefits to members of our management, to promote stability and focus on the job at hand.

We also provide benefits to the executive officers that are generally available to all regular full-time employees of the company, including our medical and dental insurance, life insurance and a 401(k) match for all individuals who participate in the 401(k) plan.

At this time, we do not provide any perquisites to any of our NEOs. Further, we do not have deferred compensation plans, pension arrangements or post-retirement health coverage for our executive officers or employees. All of our employees not specifically under contract are “at-will” employees, which mean that their employment can be terminated at any time for any reason by either us or the employee. Our NEOs (as well as certain of our senior managers) have employment contracts that provide lump sum compensation in the event of their termination without cause or, under certain circumstances, upon a change of control.

Determination of Compensation Amounts

A number of factors impact the determination of compensation amounts for our NEOs, including the individual’s role in the company and individual performance, competition for talent, each NEO’s total compensation package, assessments of internal pay equity and industry data. Stock price performance has generally not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of our control.

Industry Survey Data

In collaboration with Radford, we previously determined to establish and maintain a list of peer companies to best assure ourselves that we are compensating our executives on a fair and reasonable basis. We have established two peer group reviews with Radford. The first group is for NEOs, which is based on a national review and was set forth above under the heading “Objectives of our Compensation Program.” The second is intended for non-NEOs and focuses on similar sized companies located on the East Coast. The availability of peer data is used by the Committee strictly as a guide in determining compensation levels with regards to salaries, cash bonuses and performance related annual stock option grants to all employees. However, the availability of this data does not imply that the Committee is under any obligation to exactly follow peer companies in compensation matters.

Determination of Base Salaries

As a guideline for NEO base salary, we perform formal benchmarks against respective comparable positions in our established peer group. Our guideline is to set targeted NEO salary ranges between the 25th and 50th percentile for comparable positions within our peer group. We then adjust salaries based on our assessment of our NEOs’ levels of responsibility, experience, overall compensation structure and individual performance. In the event that a particular NEO salary meets the 50th percentile, the Committee has the authority, should it desire, or if it is deemed warranted, to go above that level but not to exceed the 75th percentile of the peer group. The Committee has the flexibility to raise this level in the event it becomes necessary; however the Committee is not obliged to raise salaries purely on the availability of data. Merit-based increases to salaries of executive officers are based on our assessment of individual performance and the relationship to applicable salary ranges. Cost of living adjustments may also be a part of that assessment.

Performance Bonus Plan

Concurrently with the beginning of each calendar year, preliminary corporate goals that reflect our business priorities for the coming year are prepared by the CEO with input from the other executive officers. These goals are weighted by relative importance. The draft goals and proposed weightings are presented to the Committee and the board of directors and discussed, revised as necessary, and then approved by the board of directors in January of each year. The Committee then reviews the final goals and their weightings to determine and confirm their appropriateness for use as performance measurements for purposes of the bonus program. The goals and/or weightings may be re-visited during the year and potentially restated in the event of significant changes in corporate strategy or the occurrence of significant corporate events. Following the agreement with the board of directors on the corporate objectives, the goals are then shared with all employees in a formal meeting(s), and are reviewed periodically throughout the year at monthly staff meetings and quarterly board of director meetings.

The performance bonus plan for our executive officers in 2012 was adopted by the Committee in January 2009. The plan sets forth target bonus opportunities, as a percentage of salary, based on the level of responsibility of the position, ranging up to 60% of salary for our Chief Executive Officer, and up to 40% of salary for our NEOs and up to 30% of salary for certain other officers. In setting these percentages, the Committee determined that the above percentages were reasonable and in line with other companies at our stage of development. Each employee has the opportunity to achieve up to 100% of his targeted amount, depending on how corporate goals and objectives are achieved

Determination of Equity Incentive Compensation

To assist us in assessing the reasonableness of our equity grant amounts, historically we have reviewed Radford supplied information and, prior to Radford, we used information supplied by Equilar. Such information included stock option data from a cross-section of the companies in the above-mentioned surveys. Initial, on-hire stock option grant amounts have generally been targeted at the 25th to 50th percentile for that position or similar industry position, adjusted for internal equity, experience level of the individual and the individual’s total mix of compensation and benefits provided in his or her offer package. Initial on-hire grants typically vest over three years. The Committee agreed at the July 2012 board of directors meeting that NEO’s and our other officers above the Director level would be able to achieve on an annual basis, a target equity grant up to the 50th percentile as determined by the peer group. Depending on the performance of the company, the NEO’s and other officers were able to receive beyond 100% of their targeted annual equity grant, but not in an amount to exceed the 75th percentile of the peer group. With respect to Director level and below, a certain percent of salary has been determined, based on peer data, and ranges from 5% up to 30% depending on the individuals’ position level. However, the availability of this data does not imply that the Committee is under any obligation to exactly follow its’ peer companies and has the flexibility to make annual adjustments. It is generally expected that the target amount would be granted if 100% performance is achieved. These new percent of salary ranges will be introduced in 2013 and implemented during the 2014 evaluation period.

Equity Grant Practices

All stock options or RSUs granted to the NEOs are approved by the Committee. Exercise prices for options are set using a 30-day volume weighted average price method which we define as the closing price of our common stock on the Nasdaq Capital Market on the trading day of the date of grant and the 30 trading days preceding that date. RSU grants are valued on the day of issuance and are vested on the last day preceding an open window after filing our annual report for equity trading. These RSU’s will vest annually in one-third increments on the last day preceding an open window after filing our annual report for equity trading for company employees. Grants are generally made: (i) on the employee’s start date and (ii) at board of directors meetings held each January and following annual performance reviews. However, grants have been made at other times during the year. The size of year-end grants for each NEO is assessed against our internal equity guidelines. Current market conditions for grants for comparable positions and internal equity may also be assessed. Also, grants may be made in connection with promotions or job related changes in responsibilities. In addition, on occasion, the Committee may make additional special awards for extraordinary individual or company performance.

Compensation Setting Process

Near the end of the year and at an in person meeting held each January, the board of directors and Committee assess our overall corporate performance and discuss the relative achievement of the corporate goals. The relative achievement of each goal is assessed and quantified and the summation of the individual components results in the corporate goal rating. The independent directors of the board (who also comprise the Committee) meet in executive session or confer privately to further discuss and approve the final corporate goal rating, expressed as a percentage. A majority vote of the committee is sufficient to approve the final disbursement of salary increases, cash bonuses and option or RSU grants.

Also near the end of the year, the CEO evaluates the individual performance of each NEO (other than himself) and provides the Committee with an assessment of the performance of each other NEO. In determining the individual performance ratings of the NEOs, we assess performance against a number of factors, including each NEO’s relative contributions to our corporate goals, demonstrated career growth, level of performance in the face of available resources and other challenges, and the respective officer’s department’s overall performance. This assessment is conducted in a holistic fashion, in contrast to the summation of individual components as is done to arrive at the corporate goal rating.

Following a qualitative assessment of individual NEO’s performance, our policies provide guidelines for translating this performance assessment into a numerical rating. Both the initial qualitative assessment and the translation into a numerical rating are made by the Committee on a discretionary basis. We believe that conducting a discretionary assessment for the individual component of the NEOs’ performance provides for flexibility in the evaluation of our NEOs and their adaptability to addressing potential changes in company priorities throughout the year.

The Committee looks to the CEO’s performance assessments of the other NEOs and his recommendations regarding a performance rating for each, as well as input from the other members of the board of directors. These recommendations may be adjusted by the Committee prior to finalization. For the CEO, the Committee evaluates his or her performance, taking into consideration input from the other members of the board of directors, and considers the achievement of overall corporate objectives by both the CEO specifically and the company generally. The CEO is not present during the Committee’s deliberations regarding his compensation.

The CEO also presents any recommended changes to base salary and recommendations for an annual equity grant amount, referencing the equity guidelines, for each of the NEOs (other than himself).

The Committee has the authority to directly engage, at our Company’s expense, any compensation consultants or other advisors (such as Radford) that it deems necessary to determine the amount and form of employee, executive and director compensation. In determining the amount and form of employee, executive and director compensation, the Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies. However the availability of this data does not imply that the Committee is under any obligation to exactly follow peer companies’ compensation practices.

We paid consultant fees to Radford of $28,190 in 2012. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

2012 Compensation Decisions

General Assessment of Management Performance in 2012

The Committee and the board of directors conducted the performance and compensation review for 2012 during November and December of 2012 and January and February of 2013. In assessing our performance towards the achievement of stated corporate goals for the year, the Committee and the board of directors agreed that the results, when compared to the objectives, were substantially achieved. There were many critical goals that needed to be addressed and followed with critical attention to detail throughout the year, and our company was able to achieve those goals.

A significant amount of time and attention was required by our management and employees in order to initiate, negotiate and finalize two large clinical programs with Endo around our BEMA® Buprenorphine chronic pain program. This implementation and anticipated positive outcomes relied heavily upon these early detailed discussions. These programs are currently well underway and we believe that our planned completion milestones will be achieved within the agreed upon timetable. The board was very pleased with the positive collaboration between both the Company and Endo as both sides worked closely to ensure that goals were achieved.

Additionally, our internal product development team moved our BNX program forward through the positive completion of several key clinical studies. This team also expanded our product pipeline reviews to determine other product candidates in order to maximize use of our BEMA® technology. The board was very pleased with this program as it expands our foundation for further growth using our novel technology.

In December 2012, we closed a $40 million registered direct offering with large, fundamental institutional investors, which offering was priced at market and with no warrant coverage, which was deemed by the board to be very good terms for our company. The proceeds from this offering will provide funding for our future activities.

2012 Performance Assessments and Bonus Calculations

For 2012, our performance bonus plan set the following target payouts, expressed as a percentage of base salary. For our CEO, the target bonus opportunity was 60% of base salary and for our Chief Financial Officer and Executive Vice President, Product Development the target bonus opportunity was 40% of base salary.

The elements that the Committee and the board of directors established as our overall corporate goals for 2012 included a variety of development and operational objectives. The 2012 goals were established in January 2012. The objectives were development/clinical, commercial, financial and operational in nature.

During January and February 2013, the Committee and the board of directors considered year-end compensation for 2012 performance. Specifically, the Committee and the board of directors observed and recognized that the following key Corporate Objectives were substantially met:

•	initiated, proposed and mutually agreed upon a development plan with Endo for our BEMA® Buprenorphine chronic pain program;

•	finalized a clinical development plan, based on FDA input for BNX and have moved this program and its elements forward with positive results, meeting all agreed upon timelines;

•	concluded a Strategic Development Plan for the company;

•	advanced our product pipeline activities to maximize future company growth opportunities; and

•	closed a $40 million registered direct offering on positive terms and with quality investors.

These and other accomplishments reflected the efforts of all our employees, including the NEOs, and were taken into account by the Committee in providing our NEOs and employees with equity grants, performance cash bonus awards and salary increases.

During the July 2012 Board of Directors meeting, a majority of the Committee and board of directors agreed to make immediate salary adjustments for many employees and approved the issuance of 50% of each employee’s annual cash bonus target. This action was taken to recognize the positive completion of company objectives at mid-year. Additionally, this was done to recognize all of our employees’ efforts and to further motivate our employees to continue their efforts for the remainder of the year and to ensure positive completion of all of our 2012 corporate objectives. The cost associated with this action amounted to a total increase in salaries of approximately $0.264 million, and the cost of providing for the issuance of 50% of cash bonuses was approximately $0.543 million in the aggregate. The majority of the Committee agreed that each employee would receive 100% of the target cash bonuses which is approximately $1.12 million in the aggregate. All non-executive management employees were granted options based on 25% of their base salary, using Black-Scholes valuation. The total options for this award amounted to 119,938 options, have a value of approximately $0.335 million and vest annually in one-third increments. The NEOs were granted RSUs which were based on the 75th percentile of our peer group. The total RSUs for this award amounted to 1.1 million, have an approximate value of $4.5 million and vest annually in one-third increments. The award under our performance cash bonus program was 100% of target for the corporate performance portion of the awards. The total cash bonuses amounted to $1.12 million, of which the 50% was paid in August 2012 and the remaining 50% was paid in March 2013.

As a special recognition award to our Executive Chairman Dr. O’Donnell for his active participation in the Risk Management Committee of our board of directors and the Executive Risk Management Subcommittee thereof for the latter half of 2011, Dr. O’Donnell was granted 10,000 options in February 2012, which have an approximate value of $0.014 million and vest immediately.

Individual Performance and Compensation of the President and CEO

The majority of the Committee approved an increase in Dr. Sirgo’s base salary for the remainder of 2012 at our July 2012 board of directors’ meeting. As a result, Dr. Sirgo’s base salary increased from $413,920 to $460,920, based on the Committee’s review of peer companies and the strong company performance up to that point of our corporate objectives.

In evaluating Dr. Sirgo’s individual performance for 2012, the majority of the Committee, with input from the other board members, concluded that the following salient factors warranted his salary increase: Dr. Sirgo’s positive planning and implementation of our agreement with Endo for BEMA® Buprenorphine for chronic pain; the positive advancement in our efforts with the BNX clinical programs; the positive efforts in our company’s dealings with the USPTO with regard to our various patents; the positive completion of our company-wide strategic planning efforts and expansion of our product pipeline opportunities; and the closing of a $40 million registered direct offering. In addition, the majority of the Committee therefore approved that Dr. Sirgo should receive 100% of his cash bonus target, which is 60% of his 2012 salary. The majority of the Committee further approved that Dr. Sirgo should receive 100% of his targeted annual option award at the 75th percentile of our company’s peer group. This award, which was granted and priced on February 20, 2013, was comprised of a one-time issuance of 420,000 RSUs rather than stock options. The one-time issuance of RSUs to Dr. Sirgo was to more closely align his overall equity percentage participation in our company to those of the NEOs of our peers. These RSU’s (valued at $1.74 million) will vest annually in one-third increments on the last day preceding the first open window for equity trading for company employees after the filing of our Annual Report on Form 10-K. In addition, in December 2012, Dr. Sirgo was awarded 375,000 RSUs pursuant to our LTIP, valued at $1.58 million, which will vest upon the achievement of revenue milestones as provided for in the LTIP. Dr. Sirgo was also awarded a cash bonus in the amount of $0.276 million, or 60% of base salary, of which half was paid in August 2012 and half was paid in March 2013.

Compensation Highlights for the other Executive Officers

Chief Financial Officer

The majority of the Committee approved an increase in Mr. McNulty’s base salary for the remainder of 2012 at our July 2012 board of directors’ meeting. As a result, Mr. McNulty’s salary increased from $300,118 to $307,318, based on the Committee’s review of peer companies and the strong company performance up to that point of our corporate objectives.

In evaluating Mr. McNulty’s individual performance for 2012, the Committee, with input from the other board members, concluded that Mr. McNulty led the finance team in achieving its objectives and supported the company overall by providing timely information on our financial condition and maintained sound internal and financial reporting controls. The majority of the Committee therefore approved that Mr. McNulty should receive 100% of his targeted annual option award at the 75th percentile of the company peer group. This award, which was granted and priced on February 20, 2013, was comprised of a one-time issuance of 154,700 RSUs rather than stock options. These RSU’s (valued at $0.64 million) will vest annually in one-third increments on the last day preceding an open window for equity trading for company employees after the filing of our Annual Report on Form 10-K. In addition, in December 2012, Mr. McNulty was awarded 135,000 RSUs pursuant to our LTIP, valued at $0.56 million, which will vest upon the achievement of revenue milestones as provided for in the LTIP. Mr. McNulty was also awarded a cash bonus of $0.127 million, or 40% of base of base pay, of which half was paid in August 2012 and half was paid in March 2013.

Executive Vice President — Product Development

The majority of the Committee approved an increase in Dr. Finn’s base salary for the remainder of 2012 at our July 2012 board of directors’ meeting. As a result, Dr. Finn’s salary increased from $284,000 to $311,700, based on the Committee’s review of peer companies and the strong company performance up to that point of our corporate objectives.

In evaluating Dr. Finn’s individual performance for 2012, the Committee, with input from the other board members, concluded that Dr. Finn was instrumental in initiating, proposing and implementing the critical activities required for the positive implementation of the BEMA® Buprenorphine chronic pain studies. Dr. Finn and his team finalized and implemented our BNX program and ensured the start and ongoing studies associated with this program. He and his team were actively involved in our product pipeline program and were important participants in determining potential product candidates. The majority of the Committee therefore approved that Dr. Finn should receive 100% of his targeted annual option award at the 75th percentile of the company peer group. This award, which was granted on February 20, 2013, was comprised of a one-time issuance of 160,601 RSUs rather than stock options. These RSU’s (valued at $0.66 million) will vest annually in one-third increments on the last day preceding an open window for equity trading for company employees after the filing of our Annual Report on Form 10-K. In addition, in December 2012, Dr. Finn was awarded 135,000 RSUs pursuant to our LTIP, valued at $0.569 million, which will vest upon the achievement of revenue milestones as provided for in the LTIP. Dr. Finn was also awarded a cash bonus of $0.124 million, or 40% of base salary, of which half was paid in August 2012 and half was paid in March 2013.

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

Section 409A. Section 409A of the Internal Revenue Code of 1986, as amended generally changes the tax rules that affect most forms of deferred compensation that were not earned and vested prior to 2005. Under Section 409(A), deferred compensation is defined broadly and may potentially cover compensation arrangements such as severance or change in control pay outs and the extension of the post-termination exercise periods of stock options. We take Code Section 409A into account, where applicable, in determining the timing of compensation paid to our executive officers.

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

Compensation Risk Assessment

In reviewing our compensation policy and practices for its NEOs as well as for other employees, the Committee evaluated whether any unnecessary risk-taking was associated with our compensation policies. The Committee did not identify any risks arising from our compensation policies and practices reasonably likely to have a material adverse effect on our company.

Compensation Committee Independence

All members of the Committee are independent directors and do not have any formal ties or relationship with any members of management or their relatives.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2012, 2011 and 2010. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2012.

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (15)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Mark A. Sirgo, Pharm.D. President, Chief Executive Officer and Director	2012	$435,612	$184,842	(1)	—	$116,709		—	—	$48,940	(2)	$786,103
	2011	$413,920	$124,176		—	$107,382	(3)	—	—	$22,176	(4)	$667,654
	2010	$413,920	$170,699		—	$186,041	(5)	—	—	$20,367	(6)	$791,027

James A. McNulty, CPA Chief Financial Officer, Secretary and Treasurer	2012	$303,441	$88,475	(7)	—	$77,864		—	—	$29,255	(8)	$499,035
	2011	$300,118	$73,720		—	$36,269		—	—	$29,529	(9)	$439,636
	2010	$300,118	$87,413		—	$110,300		—	—	$24,127	(10)	$521,958

Andrew L. Finn, Pharm.D. Executive VP of Product Development	2012	$296,785	$87,900	(11)	—	$73,684		—	—	$36,755	(12)	$495,124
	2011	$283,387	$60,515		—	$34,321		—	—	$18,222	(13)	$396,445
	2010	$252,144	$73,440		—	$92,668		—	—	$17,449	(14)	$435,701

(1)	The bonus disclosed in this item of $184,842 includes $46,566 related to 2011, but was contingent upon board approval, which occurred January 2012.
(2)	Includes: Vacation payout of $26,618, $9,822 of health insurance premiums paid and 401(k) matching of $12,500 paid in 2012.
(3)	The compensation disclosed in this item included 25,000 stock options granted as compensation for serving as a director.
(4)	Includes: $9,926 of health insurance premiums paid and 401(k) matching of $12,250 paid in 2011.
(5)	The compensation disclosed in this item included 25,000 stock options granted as compensation for serving as a director.
(6)	Includes: $11,086 of health insurance premiums paid and 401(k) matching of $9,281 paid in 2010.
(7)	The bonus disclosed in this item of $88,475 includes $27,011 related to 2011, but was contingent upon board approval, which occurred January 2012.
(8)	Includes: $16,755 of health insurance premiums paid and 401(k) matching of $12,500 paid in 2012.
(9)	Includes: $17,279 of health insurance premiums paid and 401(k) matching of $12,250 paid in 2011.
(10)	Includes: $16,658 of health insurance premiums paid and 401(k) matching of $7,469 paid in 2010.
(11)	The bonus disclosed in this item of $87,900 includes $25,560 related to 2011, but was contingent upon board approval, which occurred January 2012.
(12)	Includes: Vacation payout of $13,894, $10,361 of health insurance premiums paid and 401(k) matching of $12,500 paid in 2012.
(13)	Includes: $10,411 of health insurance premiums paid and 401(k) matching of $7,811 paid in 2011.
(14)	Includes: $9,239 of health insurance premiums paid and 401(k) matching of $8,210 paid in 2010.
(15)	Aggregate grant date fair value according to ASC 718.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees. All directors and officers have executed confidentiality and non-compete agreements with us.

The following is a description of our current executive employment agreements:

Mark A. Sirgo, Pharm.D., President and Chief Executive Officer — Dr. Sirgo’s current employment agreement, dated February 22, 2007, as amended, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary (which is subject to modification by our Compensation Committee), and other employee benefits. Under the terms of his agreement, Dr. Sirgo received base salary in 2012 of $431,997 per year and a bonus of $184,842, which bonus was composed of $46,566 related to 2011 and $138,276 related to 2012 performance.

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

James A. McNulty, CPA, Chief Financial Officer, Secretary and Treasurer — Through December 31, 2007 Mr. McNulty served as part-time CFO, devoting approximately 50% of his time to our company. Beginning January 1, 2008, Mr. McNulty devotes substantially all of his time to our company. Mr. McNulty’s current employment agreement, dated February 22, 2007, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary (which is subject to modification by our Compensation Committee), and other employee benefits. Under the terms of his agreement, Mr. McNulty received base salary in 2012 of $302,887 per year and a bonus of $88,475, which bonus composed of $27,011 related to 2011 and $61,464 related to 2012 performance. Mr. McNulty is also employed part-time as Secretary/Treasurer of Accentia.

We may terminate Mr. McNulty’s employment agreement without cause and Mr. McNulty may resign upon 30 days advance written notice. We may immediately terminate Mr. McNulty’s employment agreement for Good Cause (as defined in the employment agreement). Upon the termination of Mr. McNulty’s employment for any reason, Mr. McNulty will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Mr. McNulty is terminated during the term of his employment agreement other than for Good Cause (as defined in the employment agreement), or if Mr. McNulty terminates his employment for Good Reason (as defined in the employment agreement), Mr. McNulty is entitled to a lump sum severance payment equal to 1 times the sum of his annual base salary plus a pro-rata annual bonus based on his target annual bonus. In the event that such termination is within six months following a Change of Control (as defined in the employment agreement), the lump sum paid to Mr. McNulty will equal the sum of his then current annual base salary plus an amount equal to fifty percent (50%) of his then current annual base salary, multiplied by 1.5. In addition, the employment agreement will terminate prior to its scheduled expiration date in the event of Mr. McNulty’s death or disability.

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

Andrew L. Finn, Pharm.D., Executive Vice President of Product Development — Dr. Finn’s current employment agreement, dated February 22, 2007, as amended, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary (which is subject to modification by our Compensation Committee), and other employee benefits. Under the terms of his agreement, Dr. Finn received base salary in 2012 of $294,654 per year and a bonus of $87,900, which bonus composed of $25,560 related to 2011 and $62,340 related to 2012 performance.

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

Outstanding equity awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers, as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested (#)
Mark A. Sirgo, Pharm.D(5)
	33,026	—		—	$1.96	2/15/22	—	—	—	—
	—	45,421	(1)	—	$1.78	2/9/22	—	—	—	—
	25,000	—		—	$3.47	7/20/21	—	—	—	—
	7,546	14,913	(2)	—	$3.55	2/25/21	—	—	—	—
	25,000	—		—	$2.26	7/21/20	—	—	—	—
	22,843	11,422	(3)	—	$2.43	7/21/20	—	—	—	—
	24,899	12,449	(4)	—	$3.90	1/21/20	—	—	—	—
	25,000	—		—	$5.40	7/22/19	—	—	—	—
	100,000	—		—	$4.83	4/30/19	—	—	—	—
	9,175	—		—	$3.05	1/22/19	—	—	—	—
	70,985	—		—	$2.01	7/24/18	—	—	—	—
	48,448	—		—	$2.85	1/31/18	—	—	—	—
	20,000	—		—	$4.13	7/25/17	—	—	—	—
	434,000	—		—	$6.63	4/13/17	—	—	—	—
	45,891	—		—	$2.42	1/26/17	—	—	—	—
	49,000	—		—	$3.03	12/1/15	—	—	—	—
	20,000	—		—	$2.94	8/22/15	—	—	—	—
	5,147	—		—	$3.40	10/21/14	—	—	—	—
James A. McNulty, CPA(6)
	—	32,933	(1)	—	$1.78	2/9/22	—	—	—	—
	5,406	10,813	(2)	—	$3.55	2/25/21	—	—	—	—
	16,562	8,282	(3)	—	$2.43	7/21/20	—	—	—	—
	18,054	9,026	(4)	—	$3.90	1/21/20	—	—	—	—
	100,000	—		—	$4.83	4/30/19	—	—	—	—
	12,275	—		—	$3.05	1/22/19	—	—	—	—
	100,000	—		—	$6.63	4/13/17	—	—	—	—
	3,235	—		—	$3.40	10/21/14	—	—	—	—
Andrew L. Finn, Pharm.D(7)
	18,128	—		—	$1.96	2/15/22	—	—	—	—
	—	31,165	(1)	—	$1.78	2/9/22	—	—	—	—
	5,116	10,232	(2)	—	$3.55	2/25/21	—	—	—	—
	13,915	6,958	(3)	—	$2.43	7/21/20	—	—	—	—
	15,168	7,583	(4)	—	$3.90	1/21/20	—	—	—	—
	7,439	—		—	$3.05	1/22/19	—	—	—	—
	33,231	—		—	$2.01	7/24/18	—	—	—	—
	39,282	—		—	$2.85	1/31/18	—	—	—	—
	100,000	—		—	$6.63	4/13/17	—	—	—	—
	37,209	—		—	$2.42	1/26/17	—	—	—	—
	10,603	—		—	$2.05	7/27/16	—	—	—	—
	49,000	—		—	$3.03	12/1/15	—	—	—	—
	8,929	—		—	$2.94	7/28/15	—	—	—	—
	5,147	—		—	$3.40	10/21/14	—	—	—	—

(1)	Of the unvested stock options, one third of the unvested stock options will vest on February 9, 2013, another third will vest on February 9, 2014 and the remaining third will vest on February 9, 2015.

(2)	Of the unvested stock options, half of the unvested stock options will vest on February 25, 2013, and another half will vest on February 25, 2014.
(3)	These unvested stock options will vest on July 21, 2013.
(4)	These unvested stock options will vest on January 21, 2013.
(5)	Does not include 375,000 unvested RSUs to be issued under our LTIP upon the achievement of certain performance criteria.
(6)	Does not include 135,000 unvested RSUs to be issued under our LTIP upon the achievement of certain performance criteria.
(7)	Does not include 135,000 unvested RSUs to be issued under our LTIP upon the achievement of certain performance criteria.

Outstanding Equity Awards Narrative Disclosure

Amended and Restated 2001 Incentive Plan

In July 2011, our original Amended and Restated 2001 Incentive Plan expired. Options to purchase 3,447,484 shares of common stock were outstanding as of December 31, 2012 under the Amended and Restated 2001 Incentive Plan. Although the Amended and Restated 2001 Incentive Plan expired, the 3,447,484 options still outstanding under such plan are still exercisable. In April 2011, our board approved, and in July 2011, our stockholders approved a new 2011 Equity Incentive Plan, which is discussed below.

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

Directors are eligible to participate in our 2011 Equity Incentive Plan. The plan provides for an initial grant of an option to purchase up to 25,000 shares (prorated based on months to be served in the fiscal year in which they join) of common stock to each director upon first joining our board of directors and subsequent annual grants of options to purchase 12,500 shares upon each anniversary of such director’s appointment, an additional annual 7,500 option grant for serving as Lead Director, an annual restricted stock grant of 12,500 shares and an additional annual 7,500 restricted stock grant for serving as Lead Director. Options are granted at an exercise price equal to a 30-day volume weighted average of the fair market value of the common stock on the grant date and immediately vest. Beginning in 2012, the Company began migrating to the use of restricted stock units which vest in the first open trading window following the grant.

Options and warrants to purchase 6,289,355 shares of our common stock at prices ranging from $1.38 to $6.63 are outstanding at December 31, 2012. There were no options granted during 2012 whose exercise price was lower than the estimated market price of the stock at the grant date.

Options issued during 2012 to employees under the 2011 Equity Incentive Plan totaled 455,540 shares, at exercise prices ranging from $1.78 and $4.72. Options issued during 2012 to directors and officers under the 2011 Equity Incentive Plan totaled 281,174 shares, at exercise prices ranging from $1.78 and $4.31. Options issued during 2012 to an affiliate under the 2011 Equity Incentive Plan totaled 30,000 shares, at an exercise price of $2.29.

Option Exercises and Stock Vested

The following information sets forth stock options exercised by the executive officers during the year ended December 31, 2012:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Sirgo, Pharm.D.	—	—	—	—
James A. McNulty, CPA	174,358	$400,420	—	—
Andrew L. Finn, Pharm.D.	—	—	—	—

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

Grants of Plan-Based Awards

								All Other Stock Awards: Number of Shares of Stocks	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing stock price on Award	Grant Date Fair Value of Stock and
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(1)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	date ($/Sh)	Option Awards
Mark A. Sirgo, Pharm.D.	2/9/12					45,421				$1.78	$2.12	$70,116
	2/15/12					33,026				$1.96	$2.00	$46,593
James A. McNulty, CPA	2/9/12					32,933				$1.78	$2.12	$50,839
	2/15/12					19,156				$1.96	$2.00	$27,025
Andrew L. Finn, Pharm.D	2/9/12					31,165				$1.78	$2.12	$48,109
	2/15/12					18,128				$1.96	$2.00	$25,575

(1)	Employee stock options granted as award.

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

Potential Payments Under Severance/Change in Control Arrangements

The table below sets forth potential payments payable to our current executive officers in the event of a termination of employment under various circumstances. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2012 and (ii) the stock price was $4.31, which was the closing market price of our common stock on December 31, 2012, the last business day of the 2012 fiscal year.

Name	If Company Terminates Executive Without Cause or Executive Resigns with Good Reason($)		Termination Following a Change in Control without Cause or Executive Resigns with Good Reason($)
Mark A. Sirgo, Pharm.D.
Cash Payment	$714,213	(1)	$1,405,593	(1)
Acceleration of Options	—		792,205	(2)

Total Cash and Benefits	$714,213		$2,197,798

James A. McNulty, CPA
Cash Payment	$475,743	(1)	$706,231	(1)
Acceleration of Options	—		171,867	(2)

Total Cash and Benefits	$475,743		$878,098

Andrew L. Finn, Pharm.D.
Cash Payment	$480,728	(1)	$714,503	(1)
Acceleration of Options	—		498,762	(2)

Total Cash and Benefits	$480,728		$1,213,266

(1)	Includes severance payment and accrued and unused vacation time as of December 31, 2012.
(2)	Determined by taking excess of the fair market value of our common stock on December 31, 2012, less the exercise price of each accelerated option.

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

The cash component (as opposed to option accelerations) of any change of control payment would be structured as a one-time cash severance payment.

Compensation of Directors Summary Table

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(9)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Frank E. O’Donnell, Jr.	$282,964	(1)	—	$14,108	(2)	—	—	$2,093	(3)	$299,165
William B. Stone	$64,000		$99,200	$68,042	(4)	—	—	—		$231,242
John J. Shea	$50,000		$62,000	$42,526	(5)	—	—	—		$154,526
William S. Poole	$75,663	(6)	$62,000	$42,526	(7)	—	—	—		$180,189
Samuel P. Sears, Jr.	$46,500		$62,000	$42,526	(8)	—	—	—		$151,026

(1)	Compensation for serving as Executive Chairman, which includes $69,138 as bonus.
(2)	As of December 31, 2012, the outstanding stock options held by Dr. O’Donnell total 290,000, all of which have vested.
(3)	Includes $2,093 in health benefits paid in 2012.
(4)	As of December 31, 2012, the outstanding stock options held by Mr. Stone total 350,000, all of which have vested.
(5)	As of December 31, 2012, the outstanding stock options held by Mr. Shea total 142,500, all of which have vested.
(6)	Includes compensation of $24,163 for serving as Chairman of the board-level Risk Management Committee and associated sub-committee.
(7)	As of December 31, 2012, the outstanding stock options held by Mr. Poole total 257,500, all of which have vested.
(8)	As of December 31, 2012, the outstanding stock options held by Mr. Sears total 17,363, all of which have vested.
(9)	RSU stock awards were granted under our 2011 Equity Incentive Plan.

Narrative to Director Compensation

The Compensation Committee of our board of directors reviews the Director Remuneration Policy, which establishes the compensation our directors earn for serving on our board of directors and individual committees. The policy follows (all annual cash retainers are paid quarterly in advance):

•	$30,000 annual cash retainer to each board member.

•	$10,000 annual cash retainer to the Lead Director.

•	$15,000 annual cash retainer to the Chairman of the Audit Committee.

•	$10,000 annual cash retainer to the Chairman of the Compensation Committee.

•	$7,500 annual cash retainer to the Chairman of the Nominating & Corporate Governance Committee.

•	$7,500 annual cash retainer to each non-Chairman Audit Committee member.

•	$5,000 annual cash retainer to each non-Chairman Compensation Committee member.

•	$4,000 annual cash retainer to each non-Chairman Nominating & Corporate Governance Committee member.

•	12,500 options to purchase shares of our Common Stock per year, to each director.

•	7,500 additional options to purchase shares of our Common Stock per year to the Lead Director.

•	12,500 restricted stock units of our Common Stock per year, to each director.

•	7,500 additional restricted stock units of our Common Stock per year to the Lead Director.

•	New directors will earn a pro-rated portion (based on months to be served in the fiscal year in which they join) of cash, option awards and restricted stock units.

Options granted to directors vest immediately. These options expire in 10 years and are outstanding for the life of the option. Director options qualify as Non-Statutory Stock Options.

In July 2012, pursuant to our Director Remuneration Policy, the compensation committee of the board of directors approved the issuance of restricted stock units (the “Director RSUs”) to purchase shares of our common stock under our 2011 Equity Incentive Plan, with such RSUs to be allocated among the independent directors. The total number of RSUs granted during the year ended December 31, 2012 was 57,500 and vested upon the occurrence of the first open trading window following the announcement of the results of the our pivotal pharmacokinetic study of for BNX versus Suboxone®.

Performance Long Term Incentive Plan

In December 2012, by unanimous written consent following significant planning and discussion (as well as discussion with our outside compensation consultant Radford), the Committee approved the LTIP. The LTIP is designed as an incentive for our senior management (including our NEOs) to generate revenue for our company.

The LTIP consists of RSUs (as defined under our 2011 Equity Incentive Plan) which are rights to acquire shares of our common stock. All Performance RSUs granted under the LTIP will be granted under our 2011 Equity Incentive Plan (as the same may be amended, supplemented or superseded from time to time) as “Performance Compensation Awards” under such plan. The participants in the LTIP are either NEOs or senior officers of our company.

The term of the LTIP began with our fiscal year ended December 31, 2012 and lasts through our fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (with 100,000 Performance RSUs being reserved for future hires). The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 7 year term of the LTIP depending on the achievement of revenue by our company, as reported in our Annual Report on Form 10-K). Performance RSUs will be valued on the day of issuance and will vest annually on the last day preceding the first open window after filing our Annual Report on Form 10-K based on the revenue achieved during the prior fiscal year as a proportion of the total cumulative revenue target for the entire term of the LTIP (which we call the Predefined Cumulative Revenue). Predefined Cumulative Revenue is a predefined aggregate revenue target for the entire term of the LTIP that was determined by the Committee in conjunction with our executive management. The Predefined Cumulative Revenue may be adjusted by the Committee upon the occurrence of extraordinary corporate events during the term of the LTIP (such as acquisitions by our company of revenue generating businesses or assets).

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

The following table sets forth, as of March 13, 2013, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of BioDelivery Sciences International, Inc., 801 Corporate Center Drive, Suite #210, Raleigh, NC 27607.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class as of March 13, 2013(1)

FMR LLC(2)	5,205,495	13.89%
Baker Brothers Life Sciences, L.P.(3)	3,740,725	9.98%
Hopkins Capital Group II, LLC(4)	3,175,490	8.47%
Frank E. O’Donnell, Jr., M.D.(5)	3,623,179	9.59%
Adage Capital Partners GP LLC(6)	2,300,000	6.14%
Sophrosyne Capital, LLC(7)	2,259,288	6.03%
Deerfield Management Co/NY(8)	2,144,615	5.72%
Broadfin Capital, LLC(9)	2,017,000	5.38%
Blackrock Inc.(10)	1,946,697	5.19%
Mark A. Sirgo, Pharm.D.(11)	1,860,811	4.84%
James A. McNulty(12)	324,100	*
Andrew L. Finn, Pharm.D.(13)	1,135,667	3.00%
William B. Stone(14)	405,000	1.07%
John J. Shea(15)	148,805	*
William S. Poole(16)	266,190	*
Samuel P. Sears, Jr(17)	36,863	*
All Directors and Officers as a group (8 persons)	7,800,615	19.41%

*	Less than 1%
(1)	Based on 37,482,212 shares of common stock outstanding as of March 13, 2013 and shares beneficially owned by the referenced parties as described below.
(2)

FMR is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and has the sole dispositive rights on the shares owned by various investment companies registered under Section 8 of the Investment Company Act of 1940, including Fidelity Series Small Cap Opportunities Fund, which owns 5,205,495 shares or 13.89% and included of which 112,353 shares are controlled by Pyramis Global Advisors Trust Company. The several investment companies each have the sole voting power to vote the shares owned by them.

(3)

Based on a Schedule 13G filed with the SEC on February 1, 2013, Felix J. Baker and Julian C. Baker have voting and investment power over the shares held by Baker Brothers Life Sciences, L.P. Includes 2,139,426 shares of our common stock and up to a maximum potential of 2,139,000 shares of Series A Preferred stock, of which 184,686 shares are owned by 667, L.P. and 45,845 shares owned by 14159, L.P. The Series A Preferred is only exercisable to the extent that the holders thereof together with their affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, no more than 9.98% of the outstanding shares of Common Stock of the Issuer after exercise. As a result of this restriction, the number of shares that may be issued upon conversion of the Series A Preferred by the above holders may change depending upon changes in the outstanding shares.

(4)

Includes 400,402 shares of our common stock which were converted from Series B Convertible Preferred Stock in January 2007. The address for Hopkins Capital Group II, LLC is 324 S Hyde Park, Suite 350, Tampa, FL. 33606.

(5)

Dr. O’Donnell is our Executive Chairman of the Board and a Director. Includes the shares owned by Hopkins Capital Group II, LLC, as to which Dr. O’Donnell disclaims beneficial interest (see note 3). Excludes 167,500 shares owned by The Francis E. O’Donnell, Jr. Irrevocable Trust #1, of which Dr. O’Donnell’s sister, Kathleen O’Donnell, is trustee, and as to which Dr. O’Donnell disclaims beneficial interest. Also excludes 4,577 shares of common stock owned by Dr. O’Donnell’s sister. In addition, this number includes 157,689 shares owned personally by Dr. O’Donnell and options to purchase 290,000 shares of our common stock, all of which is currently exercisable. Does not include 210,000 shares of unvested RSUs which will begin vesting February 2014 in thirds. Also does not include 188,000 shares if unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Dr. O’Donnell’s address is 865 Longboat Club Road, Longboat Key FL. 34228.

(6)	Based on a Schedule 13G filed with the SEC on December 6, 2012, Adage Capital Partners GP, LLC who has shared voting and investment power over the shares held.
(7)	Based on a Schedule 13G filed with the SEC on February 13, 2013 by Sophrosyne Capital, LCC who has sole voting and investment power over the shares held.
(8)

Based on a Schedule 13G filed with the SEC on December 10, 2012 by Deerfield Management Co./NY who has shared voting and investment power over the shares held. Includes 1,574,315 shares of our common stock and 570,300 shares of Series A Preferred stock, which shares are owned by Deerfield Special Situations Funds, L.P. and Deerfield Special Situations International Master Fund, L.P.

(9)	Based on a Schedule 13G filed with the SEC on March 11, 2013 by Broadfin Capital, LLC who has shared voting and investment power over the shares held.
(10)	Based on a Schedule 13G filed with the SEC on January 30, 2013 by Blackrock Inc., who has sole voting and investment power over the shares held.
(11)

Includes 859,896 shares owned by Dr. Sirgo, our President and Chief Executive Officer. Includes options to purchase 1,000,915 shares of common stock, all of which are currently exercisable. Excludes options to purchase 49,160 shares of common stock which are not currently exercisable. Does not include 420,000 shares of unvested RSUs which will begin vesting February 2014 in thirds. Also does not include 420,000 unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Dr. Sirgo’s address is 606 Wayne Drive, Raleigh, NC. 27609.

(12)

Mr. McNulty is our Chief Financial Officer, Secretary and Treasurer. Includes 43,159 shares owned by Mr. McNulty. Includes options to purchase 280,941 shares of our common stock, all of which are currently exercisable. Includes 2,288 shares owned by his wife, as to which he disclaims beneficial interest of. Excludes options to purchase 35,645 shares of common stock which are not currently exercisable. Does not include 154,700 shares of unvested RSUs which will begin vesting February 2014 in thirds. Also does not include 135,000 unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Mr. McNulty’s address is 4419 W. Sevilla Street, Tampa, FL. 33629.

(13)

Dr. Finn is our Executive Vice President of Clinical Development and Regulatory Affairs. Includes 769,413 shares owned by Dr. Finn. Includes options to purchase 366,254 shares of common stock, all of which are currently exercisable. Excludes options to purchase 32,851 shares of common stock which are not currently exercisable. Does not include 159,864 shares of unvested RSUs which will begin vesting February 2014 in thirds. Also does not include 135,000 unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Dr. Finn’s address is 3104 Raymond Street, Raleigh, NC. 27607.

(14)

Mr. Stone is a Director. Includes 55,000 shares owned and options to purchase 350,000 shares of our common stock, all of which are currently exercisable. Mr. Stone’s address is 11120 Geyer Downs Lane, Frontenac MO. 63131.

(15)

Mr. Shea is a Director. Includes 6,305 shares owned and options to purchase 142,500 shares of our common stock, all of which are currently exercisable. Mr. Shea’s address is 290 Wax Myrtle Trail, Southern Shores, NC. 27949.

(16)

Mr. Poole is a Director. Includes 8,690 shares owned and options to purchase 257,500 shares of our common stock, all of which are currently exercisable. Mr. Poole’s address is 7813 Hardwick Drive, Raleigh, NC. 27615.

(17)

Mr. Sears is a Director. Includes 19,500 shares owned and options to purchase 17,363 shares of our common stock, all of which are currently exercisable. Mr. Sears’ address is 1 Fieldstone Drive, Winchester, MA. 01890.

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

The following is a listing of our related party transactions:

HCG II, Accentia and affiliates

We also have several business relationships with Accentia and its affiliates. Hopkins Capital Group II, LLC, or HCG II, which is controlled by Dr. Frank O’Donnell, Jr., our Executive Chairman of the Board and which owns a significant percentage of our common stock as of the date of this Report, is a significant stockholder of Accentia. In addition, Dr. O’Donnell is also the Executive Chairman of Accentia. In addition, William S. Poole, a director of our company, is also a director of Accentia. Also, James A. McNulty, our Secretary, Treasurer and CFO, is also Secretary and Treasurer of Accentia and Chief Financial Officer of HCG II.

On November 10, 2008, Accentia and its subsidiaries, including Biovest filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. On November 17, 2010, both companies emerged from Chapter 11. We do not have any projects with Accentia at this time, nor did we in any part of 2012.

Arius/TEAMM Distribution Agreement. On March 12, 2004, our Arius subsidiary (then a separate company) entered into a Distribution Agreement pursuant to which it granted exclusive marketing and sales rights in the United States to TEAMM Pharmaceuticals, Inc. with respect to the Emezine™ product for the treatment of nausea and vomiting. TEAMM was renamed Accentia Pharmaceuticals, Inc. in 2007 and is a wholly-owned subsidiary of Accentia. As part of this agreement, TEAMM agreed to pay for the development costs of Emezine™ We received development cost reimbursements of $1.0 million in 2004 from Accentia in connection with this agreement and an additional $300,000 in 2005 upon the acceptance of the Emezine™ NDA for filing. On December 17, 2008, in conjunction with the Reckitt Benckiser Healthcare (UK) Limited (“Reckitt”) termination of the Emezine™ agreement, the Arius TEAMM Distribution Agreement was terminated.

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

On November 30, 2000, we entered into an agreement with Biotech Specialty Partners, LLC, or BSP, an emerging alliance of early stage biotechnology and specialty pharmaceutical companies. BSP to date has not distributed any pharmaceutical products. Under this agreement, BSP will serve as a nonexclusive distributor of our products in consideration of a ten (10%) percent discount to the wholesale price, which our board of directors has determined to be commercially reasonable. BSP has waived its rights under this agreement with respect to Arius’ products which include the BEMA® technology. Hopkins Capital Group, which is affiliated with Dr. Frank E. O’Donnell, Jr., our Executive Chairman of the Board and a director, are affiliated as stockholders, and Dr. O’Donnell is a member of the management of BSP.

Other

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

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2012 and 2011 totaled $135,850 and $135,850, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for audit-related fees for the years ended December 31, 2012 and 2011 were $45,711 and $14,956, respectively.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2012 and 2011 were $18,600 and $18,600, respectively.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Cherry Bekaert LLP in 2012. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Cherry Bekaert LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Number	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (24)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation creating a staggered board of directors, dated July 25, 2008 (16)

3.4	Certificate of Elimination, dated February 12, 2009, for the Company’s Series A Non-Voting Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock (14)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares, dated July 22, 2011 (28)

4.1	Form of Common Stock Purchase Warrant, dated April 20, 2010, issued by the Company to certain institutional investors (22)

4.2	Certificate of Designation of Series A Non-Convertible Preferred Stock, dated November 20, 2012 (31)

10.1	Amended and Restated 2001 Incentive Plan (2)

10.2	Employment Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (3)

10.3	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (3)

10.4	Employment Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (3)

10.5	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (3)

10.6	Clinical Development and License Agreement, dated as of July 14, 2005, among Clinical Development Capital LLC, the Company and Arius Pharmaceuticals, Inc. (4)+

10.7	Supply Agreement, dated October 17, 2005, by and between Aveva Drug Delivery Systems, Inc., Arius Pharmaceuticals, Inc. and the Company (5)

10.8	Securities Purchase Agreement, dated May 16, 2006, between the Company and CDC IV, LLC (6)

10.9	Amendment No. 2, dated as of May 16, 2006, to that certain Clinical Development and License Agreement, dated as of July 14, 2005, between the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (6)

10.10	Amended and Restated Registration Rights Agreement, dated as of May 16, 2006, by and between the Company and CDC IV, LLC (6)

10.11	Amendment No. 1 to Amended and Restated 2001 Incentive Plan (7)

10.12	Intellectual Property Assignment Agreement, dated August 2, 2006, by and between QLT USA, Inc. and Arius Two, Inc. (8)+

10.13	License and Development Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (8)+

10.14	BEMA Fentanyl Supply Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (8)+

10.15	Sublicensing Consent, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (8)+

10.16	Sublicensing Consent and Amendment, dated August 2, 2006, by the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (8)+

10.17	Letter agreement, dated August 2, 2006, between Meda AB, Arius Pharmaceuticals, Inc, Arius Two, Inc. and the Company (8)

Number	Description

10.18	Notice of Breach and Demand for Dispute Resolution, sent August 30, 2006, from the Company to CDC IV, LLC (9)

10.19	Notice of Breach and Termination, received August 30, 2006, from CDC IV, LLC to the Company (10)

10.20	Process Development Agreement, effective December 15, 2006, between LTS Lohmann Therapie-Systeme AG and the Company (11)+

10.21	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Mark A. Sirgo (12)

10.22	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Andrew L. Finn (12)

10.23	Employment Agreement, dated February 22, 2007, between the Company and James A. McNulty (12)

10.24	Dispute Resolution Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (13)

10.25	Amendment to Clinical Development and License Agreement, dated March 9, 2007, between the Company and CDC IV, LLC (13)

10.26	Registration Rights Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (13)

10.27	Subscription Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (14)

10.28	Second Amended and Restated Registration Rights Agreement, dated April 10, 2007, between the Company and Laurus Master Fund, Ltd. (11)

10.29	License and Development Agreement, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc. and Meda AB (15)+

10.30	BEMA Fentanyl Supply Agreement, dated September 5, 2007, between the Company and Meda AB (15)+

10.31	Sublicensing Consent dated September 5, 2007, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (15)+

10.32	License Agreement dated, September 5, 2007, by and between Arius Two, Inc., and Arius Pharmaceuticals, Inc. (15)+

10.33	Intellectual Property Assignment Agreement dated, September 5, 2007 by and between QLT USA, Inc. and Arius Two. (15)+

10.34	Assignment of Patent and Trademarks, dated September 5, 2007. (15)

10.35	BEMA Acquisition Consent, amendment and waiver, dated September 5, 2007, between the Company and CDC IV, LLC (15)

10.36	Sublicensing Consent and Amendment, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc., CDC IV, LLC and Meda AB. (15)+

10.37	Royalty Purchase and Amendment Agreement, dated as of September 5, 2007 between BioDelivery Sciences International, Inc., and CDC IV, LLC (15)+

10.38	Amendment to the Clinical Development and License Agreement, dated as of July 14, 2005, amendment dated as of September 5, 2007, by and among CDC IV, LLC, the Company, Arius Pharmaceuticals, Inc., and Arius Two, Inc. (15)+

10.39	Dispute Resolution Agreement, dated September 5, 2007 by and between the Company and CDC IV, LLC (15)

10.40	Acknowledgement by CDC, dated September 5, 2007, of the License and Development Agreement made as of September 5, 2007 between the Company, Arius Pharmaceutical, Inc. and Meda AB (15)

10.41	Letter Amendment, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to European commercialization rights for ONSOLIS® (17)+

10.42	Amendment to License and Development Agreement, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to the North American commercialization rights for ONSOLIS® (17)+

10.43	Amendment Consent (EU), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (17)

10.44	Amendment Consent (NA), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (17)

10.45	Process Development Agreement, dated February 8, 2008, between the Company and LTS (18)+

10.46	Amendment to Amended and Restated 2001 Incentive Plan of the Company, dated November 19, 2008 (18)

10.47	Master Clinical Development Agreement, dated February 12, 2009, between the Company and Premier Research International LLC (19)+

Number	Description

10.48	Proposal for Clinical Research Services, dated March 13, 2009, between the Company and Premier Research International LLC (19)+

10.49	Separation Agreement and General Claims release, effective September 1, 2009, between the Company and Dr. Raphael J. Mannino (20)

10.50	Emezine™ Settlement Agreement, dated December 30, 2009, between the Company, Accentia, Arius Pharmaceuticals, Inc. and TEAMM (21)

10.51	Form of Warrant for the Company to purchase 2,000,000 shares of Biovest International, Inc. from Accentia (21)

10.52	Securities Purchase Agreement, dated April 20, 2010, between the Company and certain institutional investors. (22)

10.53	License and Supply Agreement, dated May 26, 2010, between the Company, Arius Pharmaceuticals and KunWha Pharmaceutical Co., Ltd (23)+

10.54	License and Supply Agreement, dated October 4, 2010, between the Company, Arius Pharmaceuticals and TTY Biopharm Co., Ltd. (25)+

10.55	Securities Purchase Agreement, dated March 11, 2011, between the Company and certain institutional investors. (26)

10.56	Amendment to Clinical Development and License Agreement, effective May 12, 2011, between the Company, Arius, Arius Two, Inc., CDC V, LLC and NB Athyrium. (27)

10.57	License and Development Agreement, dated January 5, 2012, by and among the Company, Arius, Arius Two and Endo (29)+

10.58	Manufacturing, Supply, and License Agreement dated April 26, 2012 between the Company, Arius Pharmaceuticals and LTS Lohmann Therapie-Systeme AG (30)+

10.59	Placement Agency Agreement, dated November 27, 2012, between the Company and William Blair & Company, L.L.C, JMP Securities LLC and Roth Capital Partners, LLC (31)

10.60	Subscription Agreement, dated November 28, 2012, between the Company and certain investors (31)

21.1	Subsidiaries of the Registrant *

23.1	Consent of Cherry Bekaert LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

101.ins**	XBRL Instance Document

101.xsd**	XBRL Taxonomy Extension Schema Document

101.cal**	XBRL Taxonomy Calculation Linkbase Document

101.def**	XBRL Taxonomy Definition Linkbase Document

101.lab**	XBRL Taxonomy Label Linkbase Document

101.pre**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Furnished. Not filed. Not incorporated by reference. Not subject to liability.
(1)	Previously filed with Form SB-2, Amendment No. 2, February 1, 2002.
(2)	Previously filed with Form 10-QSB/A, September 2, 2003.
(3)	Previously filed with Form 8-K, August 26, 2004.
(4)	Previously filed with Form 8-K, July 21, 2005.
(5)	Previously filed with Form 10-QSB, November 10, 2005.
(6)	Previously filed with Form 8-K, May 22, 2006.
(7)	Previously filed as Annex A to Schedule 14A, June 27, 2006.
(8)	Previously filed with Form 8-K, August 9, 2006.
(9)	Previously filed with Form 8-K, August 31, 2006.
(10)	Previously filed with Form 8-K, August 31, 2006.
(11)	Previously filed with Form 10-K, April 17, 2007.
(12)	Previously filed with Form 8-K, February 22, 2007.
(13)	Previously filed with Form 8-K, March 16, 2007.
(14)	Previously filed with Form 8-K, February 13, 2009.
(15)	Previously filed with Form 8-K, September 10, 2007.
(16)	Previously filed with Form 8-K, July 28, 2008.
(17)	Previously filed with Form 8-K, January 6, 2009.
(18)	Previously filed with Form 10-K, March 20, 2009.
(19)	Previously filed with Form 10-Q, May 15, 2009.
(20)	Previously filed with Form 10-Q, November 3, 2009.
(21)	Previously filed with Form 8-K, December 31, 2009.
(22)	Previously filed with Form 8-K, April 20, 2010.
(23)	Previously filed with Form 8-K, May 27, 2010.
(24)	Previously filed with Form 8-K, July 23, 2010.
(25)	Previously filed with Form 8-K, October 8, 2010.
(26)	Previously filed with Form 8-K, dated March 16, 2011.
(27)	Previously filed with Form 8-K, dated May 13, 2011.
(28)	Previously filed with Form 8-K, dated July 25, 2011.
(29)	Previously filed with Form 8-K, dated January 11, 2012.
(30)	Previously filed with Form 8-K, dated September 19, 2012.
(31)	Previously filed with Form 8-K, dated November 28, 2012.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BioDelivery Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of BioDelivery Sciences International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting included in Item 9A — Controls and Procedures in the Company’s 2012 Annual Report on Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioDelivery Sciences International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in note 2 to the consolidated financial statements, during 2012, the Company recognized net income of approximately $1.7 million. However, the Company had a net loss of approximately $23 million in 2011 and a net loss of approximately $13 million in 2010. At December 31, 2012, the Company had incurred cumulative net losses of approximately $93.9 million. Management’s plans in regard to this matter are described in note 2.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 18, 2013

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$63,189,307	$10,750,205
Accounts receivable	520,812	101,132
Prepaid expenses and other current assets	226,064	229,886

Total current assets	63,936,183	11,081,223

Equipment, net	2,835,707	3,288,108
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	8,000,000
Accumulated amortization	(4,770,516)	(3,749,637)

Total other intangible assets	6,179,484	6,150,363

Derivative asset, warrant	50,300	388,540
Other assets	21,976	21,976

Total assets	$75,738,650	$23,645,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,755,049	$5,090,795
Deferred revenue, current (notes 5 and 6)	7,990,231	12,507,471
Derivative liabilities (note 8)	4,497,977	279,302

Total current liabilities	23,243,257	17,877,568

Deferred revenue, long-term	2,718,180	1,647,249

Total liabilities	25,961,437	19,524,817

Commitments and contingencies (notes 8 and 14)	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized in 2012 and 2011; 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock and 0 shares outstanding in 2012 and 2011, respectively	2,709	—
Common Stock, $.001 par value; 75,000,000 shares authorized in 2012 and 2011; 37,497,703 and 29,577,146 shares issued; 37,482,212 and 29,561,655 shares outstanding in 2012 and 2011, respectively	37,499	29,578
Additional paid-in capital	143,703,583	99,709,574
Treasury stock, at cost, 15,491 shares, 2012 and 2011	(47,183)	(47,183)
Accumulated deficit	(93,919,395)	(95,571,576)

Total stockholders’ equity	49,777,213	4,120,393

Total liabilities and stockholders’ equity	$75,738,650	$23,645,210

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Revenues:
Product royalty revenues	$1,082,742	$2,716,452	$1,884,080
Research revenue	13,375	227,668	726,948
Sponsored research revenue	—	—	244,479
Contract revenue	53,446,309	318,800	549,390

Total revenues	54,542,426	3,262,920	3,404,897

Cost of product royalties	1,909,785	1,756,629	839,208

Expenses:
Research and development	35,365,662	20,805,177	10,645,414
General and administrative	10,114,689	7,608,090	7,913,370
Related party general and administrative	90,500	81,000	82,529
Impairment of intangible license	—	—	243,648

Total expenses	45,570,851	28,494,267	18,884,961

Income (loss) from operations	7,061,790	(26,987,976)	(16,319,272)

Interest income (expense), net	280,709	188,701	133,613
Derivative (loss) gain	(5,594,152)	3,463,453	3,126,771
Other income (expenses), net	32,954	10,706	25,946

	(5,280,489)	3,662,860	3,286,330

Income (loss) before taxes	1,781,301	(23,325,116)	(13,032,942)

Income tax expense	(129,120)	—	—

Net income (loss)	1,652,181	(23,325,116)	(13,032,942)

Net income (loss) attributable to common stockholders	$1,652,181	$(23,325,116)	$(13,032,942)

Basic:
Weighted average common stock shares outstanding	30,546,581	28,322,477	23,150,975

Basic earnings per share	$0.05	$(0.82)	$(0.56)

Diluted:
Diluted weighted average common stock shares outstanding	30,689,235	28,322,477	23,150,975

Diluted earnings per share	$0.05	$(0.82)	$(0.56)

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2010	—	$—	21,181,854	$21,182	$73,697,818	$(47,183)	$(59,213,518)	$14,458,299

Stock-based compensation	—	—	—	—	1,376,467	—	—	1,376,467
Stock option exercise	—	—	31,733	32	97,850	—	—	97,882
Registered direct stock offering, net	—	—	2,824,858	2,825	9,744,675	—	—	9,747,500

Warrants related to equity financing	—	—	—	—	(2,860,876)	—	—	(2,860,876)

Net loss	—	—	—	—	—	—	(13,032,942)	(13,032,942)

Balances, December 31, 2010	—	$—	24,038,445	$24,039	$82,055,934	$(47,183)	$(72,246,460)	$9,786,330

Stock-based compensation	—	—	—	—	1,226,724	—	—	1,226,724
Stock option exercise	—	—	129,888	130	349,546	—	—	349,676
CDC warrant derivative reclassified to equity	—	—	—	—	336,747	—	—	336,747
Exercise of CDC warrants	—	—	601,120	601	1,748,658	—	—	1,749,259

Private placement offering, net shares issued upon vesting of equity awards	—	—	4,807,693	4,808	13,991,965	—	—	13,996,773

Net loss	—	—	—	—	—	—	(23,325,116)	(23,325,116)

Balances, December 31, 2011	—	$—	29,577,146	$29,578	$99,709,574	$(47,183)	$(95,571,576)	$4,120,393

Stock-based compensation	—	—	—	—	1,619,269	—	—	1,619,269
Stock option exercise	—	—	789,305	789	2,053,311	—	—	2,054,100
Restricted stock awards	—	—	57,500	58	(58)	—	—	—
Warrant derivative liability reclassified to equity	—	—	—	—	1,037,237	—	—	1,037,237
Warrant exercises	—	—	281,865	282	920,737	—	—	921,019
Private placement offering, net	2,709,300	2,709	6,791,887	6,792	38,363,513	—	—	38,373,014
Net income	—	—	—	—	—	—	1,652,181	1,652,181

Balances, December 31, 2012	2,709,300	$2,709	37,497,703	$37,499	$143,703,583	$(47,183)	$(93,919,395)	$49,777,213

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Operating activities:
Net income (loss)	$1,652,181	$(23,325,116)	$(13,032,942)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	465,929	444,527	422,127
Amortization of Intangible Assets	1,020,878	890,980	844,216
Derivative loss (gain)	5,594,152	(3,463,453)	(3,126,771)
Stock-based compensation expense	1,619,269	1,226,724	1,376,467
Intangible license impairment	—	—	243,648
Warrants received in settlement	—	—	(382,800)
Changes in assets and liabilities:
Accounts receivable	(419,680)	530,544	635,526
Prepaid expenses and other assets	3,822	6,226	51,866
Accounts payable and accrued expenses	5,567,962	407,441	809,517
Income Taxes Payable	129,120	—	(312,128)
Deferred Revenue	(3,446,309)	7,133	788,977

Net cash flows from operating activities	12,187,324	(23,274,994)	(11,682,297)

Investing activities:
Purchase of equipment	(38,550)	(286,973)	(103,985)
Purchase of intangible assets	(1,050,000)	—	(1,000,000)

Net cash flows from investing activities	(1,088,550)	(286,973)	(1,103,985)

Financing activities:
Proceeds from sales of securities	38,373,014	13,996,773	9,747,500
Proceeds from exercise of stock options	2,054,100	349,676	97,882
Proceeds from exercise of common stock warrants	921,019	1,749,259	—
(Repayment of) proceeds from related party advances, net	(7,805)	7,805	(2,723,844)

Net cash flows from financing activities	41,340,328	16,103,513	7,121,538

Net change in cash and cash equivalents	52,439,102	(7,458,454)	(5,664,744)
Cash and cash equivalents at beginning of year	10,750,205	18,208,659	23,873,403

Cash and cash equivalents at end of year	$63,189,307	$10,750,205	$18,208,659

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Financing and Investing Activities:

The Company reclassified derivative liabilities of $1,037,237 to equity during the twelve months ended December 31, 2012 as a result of the exercise of warrants to which the derivatives related.

The Company reclassified derivative liabilities of $336,747 to equity during the twelve months ended December 31, 2011 as a result of the exercise of warrants to which the derivatives related.

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

The Company is a specialty pharmaceutical company that is leveraging its novel, proprietary and patented BioErodible MucoAdhesive (“BEMA®”) drug delivery technology to develop and commercialize, either on its own or in partnerships with third parties, new applications of proven therapeutics, primarily in the areas of pain management and oncology supportive care. The Company’s development strategy focuses on utilization of the U.S. Food and Drug Administration’s (“FDA”) 505(b)(2) approval process to obtain more timely and efficient approval of new formulations of previously approved therapeutics.

As used herein, the Company’s common stock, par value $.001 per share, is referred to as the “Common Stock”.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company, Arius One, Arius Two and BND. BND is currently and has for several years been an inactive subsidiary. All significant inter-company balances and transactions have been eliminated.

Significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of the Company’s cash and cash equivalents, the Company does not believe that an increase in market rates would have a significant impact on the realized value of its investments. The Company places cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. In addition, the FDIC provided unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts through December 31, 2012; however, effective January 1, 2013 the FDIC discontinued the additional unlimited coverage. The Company may from time to time have amounts on deposit in excess of the insured limits. As of December 31, 2012, the Company had approximately $24.2 million which exceed these insured limits.

Revenue recognition:

The Company periodically enters into license and development agreements to develop and commercialize its products. The arrangements typically are multi-deliverable arrangements that are funded through up-front payments, milestone payments and other forms of payment. The Company currently has two major license and development agreements that are described in notes 5 and 6. The Company adopted the milestone method of accounting in 2010.

Meda License, Development and Supply Agreement:

General

The Company entered into license, development and supply agreements (collectively, the “Meda Agreements”) with Meda AB, a Swedish company (“Meda”), in September 2007 (covering the United States, Canada and Mexico) and August 2006 (covering certain countries in Europe) to develop and commercialize the Company’s sole FDA-approved and marketed product, ONSOLIS® (fentanyl buccal soluble film), a treatment with an initial indication for “breakthrough” cancer pain. ONSOLIS® is a product consisting of the narcotic fentanyl formulated with the Company’s patented BEMA® technology. The Company’s deliverables under the Meda Agreements, including the Company’s related rights and obligations, contractual cash flows and performance periods, are more fully described in note 5.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Endo License and Development Agreement:

General

The Company entered into a worldwide license and development agreement (the “Endo Agreement”) with Endo Pharmaceuticals, Inc. (now known as Endo Health Solutions) (“Endo”) in January 2012 to develop and commercialize the Company’s product candidate BEMA® Buprenorphine. BEMA® Buprenorphine is a partial mu-opioid agonist and a potential treatment for moderate to severe chronic pain. The Company’s deliverables under the Endo Agreement, including the Company’s related rights and obligations, contractual cash flows and performance periods, are more fully described in note 6.

License and product development research and development services revenue

Upon delivery of the license rights for BEMA® Buprenorphine to Endo in January 2012, the Company recognized revenue of $15.6 million of the $30 million non-refundable up-front license fee, with the balance of $14.4 million recorded as deferred revenue to be recognized as the related research and development services are rendered. Of the amount deferred, the Company recognized $5.2 million as revenue in 2012. In addition, in May 2012 the Company received and recognized $15 million in revenue associated with an intellectual property milestone under the Endo Agreement.

Reimbursement of direct out-of-pocket costs (research revenue)

The Company pays fees to regulatory agencies and other out-of-pocket costs for which it is reimbursed at cost, without mark-up or profit. The gross amount of these reimbursed research and development costs are reported as research revenue in the consolidated statements of operations. Criteria for qualifying as such are transactions where the Company acts as a principal, has discretion to choose suppliers, bears credit risk and may perform part of the services required in the transactions. The actual expenses creating the reimbursements are reflected as research and development expense.

Contract Revenue

The Company earned contract revenue as a result of Meda up-front and milestone payments related to ONSOLIS®. Upon FDA approval of ONSOLIS® in July 2009, and the subsequent commercial launch of ONSOLIS® in October 2009, the Company recognized this contract revenue. The Company also recognized contract revenue as a result of the approval and subsequent launch of BREAKYL™ in the E.U. in 2012.

The Company also earned contract revenue as a result of Endo up-front and milestone payments related to the Company’s BEMA® Buprenorphine product in 2012. The Company recognized as revenue $15.6 million of the $30 million non-refundable up-front license payment, with the balance of $14.4 million recorded as deferred revenue to be recognized as the related research and development services are rendered. Of the amount deferred, the Company earned $5.2 million in 2012. In addition, in May 2012 the Company received $15 million in revenue associated with an intellectual property milestone.

The Company also earned contract revenue in 2010 related to two similar license, development and supply agreements covering different territories: (i) Kunwha Pharmaceutical Co., Ltd., a Republic of Korea corporation (“Kunwha”), to develop, manufacture, sell and distribute BEMA® Fentanyl in the Republic of Korea, and (ii) TTY Biopharm Co., Ltd., a Taiwanese

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	Nature of business and summary of significant accounting policies (continued):

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

Cost of Product Royalties

The cost of product royalties includes the direct costs attributable to the production of ONSOLIS®. It includes all costs related to creating the product at Aveva Drug Delivery Systems, Inc. (“Aveva”), the Company’s contract manufacturer. Only costs that are directly attributable to the production of the product are considered cost of royalty revenue. Aveva bills the Company for the material cost used in creating the product along with direct labor costs, and certain overhead costs as outlined in the supply agreement. Cost of product royalties also includes royalty expenses owed to third parties. These royalty expenses are directly related to the product sold during the period.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company.

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

Accounts receivable from one customer (Meda) accounted for 83% and 92% of the Company’s trade accounts receivable at December 31, 2012 and December 31, 2011, respectively. Deferred revenue balances relate to the Meda and Endo Agreements at December 31, 2012 and Meda Agreements only at December 31, 2011. The Company depends significantly upon the collaboration with Meda and Endo, and its activities may be impacted if these relationships are disrupted.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	Nature of business and summary of significant accounting policies (continued):

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

Equipment

Office and Manufacturing equipment are carried at cost less accumulated depreciation, which is computed on a straight-line basis over their estimated useful lives, generally 5 to ten years.

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

During the twelve months ended December 31, 2010, the Company determined not to pursue the Bioral® technology (ote 13). As such, the Company recorded a $0.2 million impairment charge, which removed the remaining intangible asset related to the Company’s Bioral® cochleate drug delivery technology (a second delivery technology held under license by the Company or its predecessor since 1995). There was no impairment charge recognized on finite lived intangibles in 2011 or 2012.

Intangible assets with finite useful lives are amortized over the estimated useful lives as follows:

Estimated Useful Lives
Licenses	14 years
U.S. Product right	10-12 years
EU Product rights	11 years

The Company incurred amortization expense on other intangible assets of approximately $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated aggregate future amortization expenses for other intangible assets for each of the next five years and thereafter are as follows:

Years ending December 31,
2013	$1,020,878
2014	1,020,878
2015	1,020,878
2016	1,020,878
2017	1,020,878
Thereafter	1,075,094

$6,179,484

Goodwill is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment analysis involves a two-step process. Step one involves the comparison of the fair value of the reporting unit to which goodwill relates (the Company’s enterprise value) to the carrying value of the reporting unit. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value of the reporting unit, the Company determines the implied fair value of goodwill and records an impairment charge for any excess of the carrying value of goodwill over its implied fair value. There were no goodwill impairment charges in 2012, 2011 or 2010.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	Nature of business and summary of significant accounting policies (continued):

Use of estimates in financial statements:

The preparation of the accompanying consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Net Income (loss) per common share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2012, 2011 and 2010.

	December 31,
	2012	2011	2010
Basic:
Net income (loss) attributable to common stockholders	$1,652,181	$(23,325,116)	$(13,032,942)
Weighted average common shares outstanding	30,546,581	28,322,477	23,150,975

Basic earnings per common share	$0.05	$(0.82)	$(0.56)

Diluted:
Effect of dilutive securities:
Net income (loss) attributable to common stockholders	1,652,181	(23,325,116)	(13,032,942)
Adjustments to Income for Dilutive options and warrants	—	—	—

	1,652,181	(23,325,116)	(13,032,942)
Weighted average common shares outstanding	30,546,581	28,322,477	23,150,975
Effect of Dilutive options and warrants	142,654	—	—

Diluted weighted average common shares outstanding	30,689,235	28,322,477	23,150,975

Diluted earnings per common share	$0.05	($0.82)	($0.56)

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. Common equivalent shares from stock options and warrants using the treasury stock method, are also included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the years ended December 31, 2012, 2011 and 2010, outstanding stock options and warrants of 5,509,072, 7,847,052 and 9,585,460, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	Nature of business and summary of significant accounting policies (continued):

The following is the total outstanding options and warrants for the years ended December 31, 2012, 2011 and 2010, respectively.

	2012	2011	2010
Options and warrants to purchase Common Stock	6,289,355	7,847,052	9,585,460

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

In applying the Black Scholes options-pricing model, assumptions are as follows:

	2012	2011	2010
Expected price volatility	81.96%-83.69%	69.05%-77.75%	73.41%-79.02%
Risk-free interest rate	0.62%-1.02%	0.90%-1.99%	1.17%-2.36%
Weighted average expected life in years	5-6 years	5-6 years	5-6 years
Dividend yield	—	—	—

Fair Value of Financial Assets and Liabilities

The Company measures the fair value of financial assets and liabilities in accordance with generally accepted accounting principles of the United States (“GAAP”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011, respectively:

	2012				2011
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative asset (warrant)	$—	$50,300	$—	$50,300	$—	$388,540	$—	$388,540
Liabilities
Derivative liabilities	$—	$4,497,977	$—	$4,497,977	$—	$279,302	$—	$279,302

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	Nature of business and summary of significant accounting policies (continued):

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant observable inputs (Level 2). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 2 as of December 31, 2011 and 2012.

Fair Value Measurements Using Significant Observable Inputs (Level 2)

	Value of Warrants	Number of Warrants
Assets:
Warrant asset as of January 1, 2011	$1,299,031	2,000,000
Decrease in fair value of warrants	(910,491)	—

Warrant asset as of December 31, 2011	$388,540	2,000,000

Decrease in fair value of warrants	(338,240)

Warrant asset as of December 31, 2012	$50,300	2,000,000

Liabilities:
Warrant liability as of January 1, 2011	$4,989,994	4,322,421
Increase of fair value of warrants due to ratcheting strike price down to $3.12 from $4.67 as a result of private placement offering	460,452	—
Decrease due to exercise of CDC warrants	(336,747)	(601,120)
Expiration of warrants	—	(475,000)
Decrease in fair value of warrants	(4,834,397)	—

Warrant liability as of December 31, 2011	$279,302	3,246,301

Decrease due to exercise of warrants	(1,037,237)	(236,865)
Expiration of warrants	—	(1,000,000)
Increase in fair value of warrants	5,255,912	—

Warrant liability as of December 31, 2012	$4,497,977	2,009,436

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

Recent accounting pronouncements:

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	Nature of business and summary of significant accounting policies (continued):

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

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of its agreements with Meda regarding ONSOLIS® and Endo regarding its BEMA® Buprenorphine product. The Company intends to finance its research and development and commercialization efforts and its working capital needs from existing cash, royalty revenue, new sources of financing, licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

Significant financing sources during the year ended December 31, 2012 consisted of:

•	approximately $45 million in upfront and milestone payments from the Endo license agreement (see note 6);

•

approximately $38.4 million in net proceeds from a registered direct offering of Common Stock and newly designated Series A Non-Voting Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred”) in November 2012;

•	approximately $17.5 million in previously deferred contract revenue from the Meda license agreement. (see note 5);

•	approximately $2.1 million from the exercise of stock options; and

•	approximately $0.9 million from the exercise of Common Stock warrants.

Significant financing sources during the year ended December 31, 2011 consisted of:

•	approximately $14 million in net proceeds from a private placement offering of Common Stock in March 2011;

•	approximately $1 million in net royalties;

•	approximately $1.7 million from the exercise of Common Stock warrants;

•	approximately $0.3 million in contract revenue from licensing and supply agreement (see note 7);

•	approximately $0.2 million in research revenues from various contractor agreements; and

•	approximately $0.3 million from the exercise of Common Stock options.

Significant financing sources during the year ended December 31, 2010 consisted of:

•	approximately $9.7 million in net proceeds from registered direct offering of Common Stock and warrants in April 2010;

•	approximately $1 million in net royalties;

•	approximately $0.7 million in research revenues from various contractor agreements;

•	approximately $0.5 million in contract revenue from licensing and supply agreement (see note 7);

•	approximately $0.2 million in sponsored research revenue from the U.S. Government’s Qualifying Therapeutic Discovery Project (see note 9); and

•	approximately $0.1 million from the exercise of Common Stock options.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2.	Liquidity and management’s plans (continued):

In February 2012, the Company’s universal shelf registration statement pursuant to which it could issue up to $50 million of its securities from time to time and subject to certain conditions expired. In January 2012, the Company filed a renewal of its shelf registration statement which registered up to $40 million of the Company’s securities for potential future issuance, and such registration statement was declared effective on February 24, 2012.

On December 3, 2012, the Company closed a registered direct offering, issuance and sale of shares of Common Stock and Series A Preferred. The final amount of securities issued in the offering was an aggregate of (i) 6,791,887 shares of Common Stock and (ii) 2,709,300 shares of Series A Preferred. The net proceeds of the sale of Common Stock and Series A Preferred to the Company, after deducting placement agent fees, the corporate finance fee and estimated offering expenses paid by the Company, was approximately $38.4 million.

At December 31, 2012, the Company had cash and cash equivalents of approximately $63.2 million. The Company generated $12.2 million of cash from operations during the twelve months ended December 31, 2012. As of December 31, 2012, the Company had stockholders’ equity of $49.8 million, versus $4.1 million at December 31, 2011. The Company’s existing cash, together with other expected cash inflows from other milestones and royalties, are anticipated by management to be sufficient to fully fund the Company’s operations through the second quarter of 2014 at the planned level. Included in this estimation are costs of between $0.6 million and $0.8 million that the Company expects will be incurred in connection with the reformulation of ONSOLIS®. Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations.

Accordingly, additional capital will likely be required to support commercialization efforts for ONSOLIS®, clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of the Company’s agreement with Endo), planned development and potential commercialization of BEMA® Buprenorphine/Naloxone (BNX), potential acquisitions of other products or technologies and general working capital. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

In addition, the worldwide financial and credit crisis that began in 2008 and has fluctuated to the present time has strained investor liquidity and contracted credit markets. During the year ending December 31, 2012, the financial and credit crisis did not directly nor materially impact the Company. However, if this environment continues, fluctuates or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when the Company requires additional financial investment. If the Company is unable to attract additional funds it may adversely affect its ability to achieve development and commercialization goals, which could have a material and adverse effect on the business, results of operations and financial condition.

3.	Research and development arrangements and related party transactions:

In June 2012, the Company entered into an agreement to terminate its license agreement with the University of Medicine and Dentistry of New Jersey (“UMDNJ”) and certain sublicenses related to the Bioral® drug delivery technology previously developed by the Company under such license. Under this agreement, the Company agreed to assign to UMDNJ its know-how to the Bioral® technology. All sublicenses related to the Bioral® technology have been formally terminated, and the Company has assigned to UMDNJ its know-how and patent rights to the Bioral® technology in consideration of 10% of future potential revenues collected by UMDNJ for commercialization of Bioral® formulated Amphotericin B products and 3.5% for non-Bioral® formulated Amphotericin B products which utilize such patent rights and know-how. In conjunction with the termination agreement, the Company also donated to New Jersey Health Foundation, a not-for-profit organization, the UMDNJ and the H. Lee Moffitt Cancer Center and Research Foundation, Inc. in Tampa, Florida, various items of unused and fully depreciated lab equipment. These donations had no impact on the Company’s condensed consolidated financial statements.

The Company rents office space for accounting and administrative staff in Tampa, Florida from Accentia Biopharmaceuticals, Inc., a related party (“Accentia”), and shares one employee, with personnel costs paid based on the approximate time spent on Company activities. Rent payments to Accentia were $0.06 million for years 2012, 2011 and 2010, respectively, and are included in general and administrative costs, related party.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

3.	Research and development arrangements and related party transactions (continued):

In 2009, as part of a settlement arrangement, the Company received a warrant from Accentia Biopharmaceuticals, Inc., a related party (“Accentia”), to purchase 2 million shares of common stock of Biovest International, Inc. (“Biovest”) held by Accentia. Biovest is a majority-owned subsidiary of Accentia. Such warrant has an exercise price of $0.84 per share. During the year ended December 31, 2012, the stock price of Biovest’s common stock decreased, resulting in a derivative loss of $0.3 million in the accompanying condensed consolidated statement of operations. During the year December 31, 2011, the stock price of

Biovest’s common stock decreased, resulting in a derivative loss of $0.9 million which is included within the derivative loss in the accompanying condensed consolidated statement of operations.

4.	Equipment:

Equipment consists of the following:

	December 31,
	2012	2011
Office and laboratory equipment	$4,366,797	$5,426,183
Less accumulated depreciation	(1,531,090)	(2,138,075)

	$2,835,707	$3,288,108

Depreciation expense for years ended December 31, 2012, 2011 and 2010 was approximately $466,000, $445,000 and $422,000, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

	Cash flows received and revenue deferred
Contractual Rights and Obligations	December 31, 2012	December 31, 2011

North America
License rights to ONSOLIS® (BEMA® Fentanyl) and milestone payments	$59,800,000	$59,800,000

Research and Development Services for:
• Non-cancer subsequent indication of product and further development of initial product	$1,541,570	$1,541,570

Total North America Agreement Milestones	$61,341,570	$61,341,570

Europe and Rest of World

License rights to BREAKYL™ (BEMA® Fentanyl) and milestone payments	$13,000,000	$8,000,000

Research and Development Services for:
• BREAKYL™ product through governmental approval in a E.U. country	$4,548,720	$4,548,720

Total Europe and Rest of World Milestones	$17,548,720	$12,548,720

Total All Milestones	$78,890,290	$73,890,290

Release of Milestones upon and subsequent to first sale	$(77,416,811)	$(59,735,570)

Remaining Deferred Revenue	$1,473,479	$14,154,720

The Company has assessed these arrangements and their deliverables to determine if such deliverables are considered separate units of accounting at the inception or upon delivery of the items required in the arrangements. The assessment requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable and, if so, to determine the fair value to be allocated to each unit of accounting.

The Company determined that upon inception of both the U.S. and EU Meda arrangements all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue were recognized. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized, which includes $5.0 million in milestones received during the year ended December 31, 2012. At December 31, 2012, there was remaining deferred revenue of $1.5 million which is related to the Meda research and development services. The Company has estimated the amount of time (based on expected man-days) and associated dollars (based on comparable services provided by outside third parties), as further noted below. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferral accordingly on a quarterly basis.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5.	Meda License, Development and Supply Agreements (continued):

supplier of the product. The arrangements do not contain any general rights of return. Therefore, the remaining deliverables to the arrangements will be accounted for as three separate units of accounting to include (1) product supply, (2) research and development services for the non-cancer indication and further research and development of the first indication of the ONSOLIS® product and (3) the combined requirements related to the remaining other service-related obligations due Meda to include participation in committees and certain other specified services. The remaining portion of the upfront payments of approximately $1.4 million (under the Meda U.S. Agreements) and $0.1 million (under the Meda EU Agreements) attributed to these other service-related obligations will be recognized as revenue as services are provided through expiration of the license terms.

The Company has determined that it is acting as a principal under the Meda Agreements and, as such, will record product supply revenue, research and development services revenue and other services revenue amounts on a gross basis in the Company’s consolidated financial statements.

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. Product royalty revenues are computed on a quarterly basis when revenues are fixed or determinable, collectability is reasonably assured and all other revenue recognition criteria are met. The Company has earned product royalty revenues of approximately $1.1, $2.7 and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company has incurred cost of product royalties of approximately $1.9, $1.8 and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to this royalty revenue.

On March 12, 2012, the Company announced the postponement of the U.S. relaunch of ONSOLIS® until the product formulation could be modified to address two appearance issues raised by FDA following an inspection of the Aveva manufacturing facility where ONSOLIS® is produced. The FDA requested that the Company identify, characterize and address the formation of microscopic crystals and a slight fading of the color during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity or safety, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specifications before additional product can be manufactured and distributed. Therefore, the U.S. re-launch and additional manufacturing of ONSOLIS® has been postponed until such product appearance issues have been resolved. On December 18, 2012, the crystal and fading issues for ONSOLIS® were successfully presented to the FDA. The outcome of the meeting was favorable, and the Company plans to produce the revised formulation for ONSOLIS® to provide FDA with supporting 6 month stability data, while concurrently offering to bridge the supply demands of ONSOLIS® in the market place with the current ONSOLIS® formulation.

On May 21, 2012, the Company announced receipt of a pre-launch milestone payment of $2.5 million from Meda in conjunction with the first country registration and pricing approval for BREAKYL™ (tradename for ONSOLIS® in the EU). A final milestone payment related to the EU of $2.5 million was paid at the time of commercial launch, which occurred in October 2012. BREAKYL™ is commercialized in the EU by Meda.

On September 13, 2012, the Company executed a Manufacturing, Supply, and License Agreement, effective April 26, 2012, with LTS, under which LTS will manufacture and supply the Company its BREAKYL™ product for distribution outside of the U.S. and Canada. The Company is required to supply BREAKYL™ product to Meda, Kunwha, and TTY pursuant to its obligations under certain license and supply agreements under which Meda, Kunwha, and TTY develop and commercialize the BREAKYL™ product. In conjunction with the agreement, LTS has waived all royalties on products that they produce. This does not preclude royalties that the Company owes to LTS if the Company produces BREAKYL™ with another company.

6.	Endo License and Development Agreement:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

6.	Endo License and Development Agreement (continued):

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

6.	Endo License and Development Agreement (continued):

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. The Company estimates that such performance will extend into early 2014. Based on the estimated proportion of those services performed in 2012, $5.2 million of that amount was recognized in 2012 and, as a result, $9.2 million remains deferred at December 31, 2012.

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

7.	Other license agreements and acquired product rights:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

7.	Other license agreements and acquired product rights (continued):

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

On November 7, 2011, the Company announced that TTY had submitted a New Drug Application for marketing authorization of BEMA® Fentanyl to the Taiwan Food and Drug Administration. This triggered a milestone payment to the Company of approximately $0.3 million, which was received November 2011 and recorded as contract revenue in the accompanying consolidated statements of operations.

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

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

The following tabular presentation reflects the components of derivative financial instruments as of December 31, 2012 and 2011.

	2012	2011
Derivative asset at fair value:

Free standing warrants related party	$50,300	$388,540

	2012	2011
Shares into which derivative asset can be settled:

Free standing warrants related party	2,000,000	2,000,000

	2012	2011
Derivative liability at fair value:

Free standing warrants	$4,497,977	$279,302

	2012	2011
Shares into which derivative liability can be settled:

Free standing warrants	2,009,436	3,246,301

The following tabular presentation reflects the components of derivative financial instruments as of December 31, 2012, 2011 and 2010.

	2012	2011	2010

Derivative (loss) gain in the accompanying statement of operations is related to the individual derivatives as follows:

Free standing warrants assets, related party	$(338,500)	$(910,231)	$277,631
Free standing warrants liabilities	(5,255,652)	4,373,684	2,849,140

	$(5,594,152)	$3,463,453	$3,126,771

9.	Sponsored Research:

In November 2010, the Company received notification from the U.S. Internal Revenue Service that it was approved to receive a grant in the amount of $0.245 million for qualified investments under the U.S. Government’s Qualifying Therapeutic Discovery Project. The grant is for investments related to therapies utilizing the Company’s proprietary BEMA® technology. The Company received such grant funds in the fourth quarter of 2010 and reported the receipt as sponsored research revenue in the accompanying consolidated statement of operations. There were no such grant funds received in 2011 or 2012.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10.	Income taxes:

The Company had income tax expense in 2012 of $0.1 million. The Company did not record income tax expense in 2011 or 2010 as the Company had incurred net operating losses. The Company has recognized valuation allowances for all deferred tax assets for years ending 2012, 2011 and 2010. Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory income tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	3.45	3.45	3.45
Permanent differences-derivative loss (gain)	110.51	7.02	1.42
Permanent differences-other	44.12	(2.76)	(3.79)
Research and development (“R&D”) credit	(129.12)	2.92	5.22
Other	(30.89)	(6.63)	(2.79)
Valuation allowance	(24.82)	(38.00)	(37.51)

	7.25%	0.00%	0.00%

The tax effects of temporary differences and net operating losses that give rise to significant components of deferred tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2012	2011
Deferred revenue	$4,010,493	$5,291,485
Basis difference in equipment	(926,735)	(1,008,114)
Basis difference in intangibles	(618,403)	(1,090,516)
Accrued liabilities and other	263,364	686,809
Loss on extinguishment	—	—
R&D credit	8,720,314	5,591,029
Stock options	1,557,756	1,606,254
Derivative	—	—
Net operating loss carry-forward (NOL)	16,575,544	19,055,559

	29,582,333	30,132,506

Less: valuation allowance	(29,582,333)	(30,132,506)

	$—	$—

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

The Company has a federal net operating loss of approximately $45 million as of December 31, 2012. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. Some of these losses may be subject to these limitations. The Company’s State NOLS are approximately $38.8 million as of December 31, 2012. These loss carryforwards expire principally beginning in 2020 through 2026 for federal and 2028 for state purposes.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

11.	Stockholders’ equity:

Common Stock

On December 3, 2012, the Company closed a registered direct offering, issuance and sale of the Common Stock. The final amount of Common Stock issued in the offering was an aggregate of 6,791,887 shares of Common Stock.

Preferred Stock

The Company had authorized five million “blank check” shares of $.001 par value convertible preferred stock. On December 3, 2012, the Company closed a registered direct offering, issuance and sale of Series A Preferred. The final amount of Series Preferred issued in the offering was an aggregate of 2,709,300 shares of Series A Preferred. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A Preferred will receive a payment equal to $.001 per share of Series A Preferred before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock hereafter created specifically ranking by its terms senior to the Series A Preferred, the holders of Series A Preferred will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of our capital stock hereafter created that participates with the common stock in such distributions. At December 31, 2012, 2,709,300 shares of Series A Preferred were outstanding and 2,290,700 shares of “blank check” preferred stock remain authorized but undesignated.

Restricted Stock Units:

During the year ended December 31, 2012, a total of 1,135,500 restricted stock units (“RSUs”) were issued to directors and key employees of the Company. A total of 57,500 RSUs were issued pursuant to the Company’s 2011 Equity Incentive Plan and fully vested September 14, 2012. The remaining 1,078,000 RSUs (100,000 RSUs were reserved for future officers) were issued pursuant to the Company’s Performance Long Term Incentive Plan (“LTIP”). The LTIP was established under and as part of the Company’s 2011 Equity Incentive Plan. These RSUs will vest in accordance with achievement of predefined cumulative revenue targets. The expense related to the issuance of these RSUs was approximately $0.3 million in 2012 and was recorded in general and administrative expense in the condensed consolidated statement of operations. The fair value of RSUs is determined using actual market prices of the Common Stock and the number of shares expected to vest. There were no RSU issuances in 2011.

Stock options:

The Company has a 2011 Equity Incentive Plan, which was approved by stockholders in July 2011 and covers a total of 4,200,000 shares of Common Stock. An additional 3,447,484 shares of Common Stock underlying options previously granted under the Company’s Amended and Restated 2001 Incentive Plan remain outstanding and exercisable. The Company’s Amended and Restated 2001 Incentive Plan expired in July 2011 and no new securities may be issued thereunder. Options may be awarded during the ten-year term of the 2011 Equity Incentive Plan to Company employees, directors, consultants and other affiliates.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

11.	Stockholders’ equity (continued):

Stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,662,133	$3.78
Granted in 2010:
Officers and Directors	399,661	$2.68
Others	382,476	3.22
Exercised	(31,733)	3.08
Forfeitures	(100,998)	3.10

Outstanding at December 31, 2010	4,311,539	$3.65	$2,671,309

Granted in 2011:
Officers and Directors	209,619	$3.44
Others	238,918	3.41
Exercised	(129,888)	2.69
Forfeitures	(76,937)	3.09

Outstanding at December 31, 2011	4,553,251	$3.66	$—

Granted in 2012:
Officers and Directors	281,174	$2.36
Others	485,540	2.80
Exercised	(789,305)	2.60
Forfeitures	(250,741)	3.26

Outstanding at December 31, 2012	4,279,919	$3.70	$4,572,205

Options outstanding at December 31, 2012 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	3,373,419	6.15	$3.00
$ 5.01 – 10.00	906,500	4.66	$6.30

	4,279,919			$4,572,205

Options exercisable at December 31, 2012 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	2,518,779	5.29	$3.03
$ 5.01 – 10.00	906,500	4.66	$6.30

	3,425,279			$3,323,902

The weighted average grant date fair value of options granted during the year ended December 31, 2012 was $1.97. There were no options granted during the years ended December 31, 2012, 2011 or 2010 whose exercise price was lower than the estimated market price of the stock at the grant date.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

11.	Stockholders’ equity (continued):

Nonvested stock options as of December 31, 2012, and changes during the year then ended, are as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Nonvested at January 1, 2012	786,188
Granted	766,714
Vested	(627,528)
Forfeited	(70,734)

Nonvested at December 31, 2012	854,640	$2.91	$1,248,303

As of December 31, 2012, there was approximately $1.1 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed over the next three years.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

Warrants outstanding and exercisable at December 31, 2012 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – 5.00	2,009,436	1.89	$3.88	$1,428,672

Reclassification of derivative liability to equity:

During the year ended December 31, 2012, warrants by various investors were exercised to purchase 281,865 shares of Common Stock at prices ranging from $3.00 to $5.00 per share. Until the time of exercise, 236,865 of the aforementioned warrants were treated as a derivative liability. Upon exercise of the warrants, these amounts were reclassified to equity based on the fair value on the date of exercise.

During the year ended December 31, 2011, CDC IV, LLC (“CDC”) exercised warrants to purchase 601,120 shares of Common Stock for $2.91 per share. Until the time of exercise the warrants were treated as a derivative liability. Upon exercise of the warrants, these amounts were reclassified to equity based on the fair value on the date of exercise.

12.	Retirement plan:

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 90% of their eligible earnings, as limited by law. The Company makes a matching contribution equal to 100% on the first 5% of participant contributions to the plan. The Company made contributions of approximately $0.1 million in 2012, 2011 and 2010.

13.	Impairment of License:

The Company holds patents and patent applications for the Bioral® (cochleate) drug delivery technology, and is the worldwide, exclusive licensee of the technology pursuant to licensing agreements with UMDNJ and Albany Medical College (the “Bioral® License Agreements”). Since 2004, the Company’s development and commercialization activities have focused increasingly (and from 2009 through 2012, almost exclusively) on its BEMA® delivery technology and related products and product candidates.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

13.	Impairment of License (continued):

During the period ended June 30, 2010, an animal study undertaken by DNDi was found to be marginally positive, but treatment of the infection did not warrant further consideration with Bioral® Amphotericin B. Also during the period ended June 30, 2010, the Company elected not to pursue the application of Bioral® Amphotericin B for the treatment of Cutaneous Leishmaniasis.

As a result of these developments, at June 30, 2010, the Company performed an impairment test on the carrying value of the Bioral® License Agreements and determined an impairment charge for the full unamortized carrying value of approximately $0.2 million was warranted. The amount is shown in the accompanying consolidated statement of operations as impairment of intangible license. There were no impairments during the year ended 2011 or 2012.

14.	Commitments and contingencies:

Employment agreements:

The Company has employment agreements with certain employees, which extend for 12 months, and are renewable for successive (1) year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of December 31, 2012 is $0.8 million for the year ended December 31, 2013.

Operating leases:

Since November 2007, the Company has leased space for their corporate offices. The lease expired in January 2013 and was amended for an additional 24 months. Lease expense for the corporate office was $0.1 million for years ended December 31, 2012 and 2011, respectively.

The future minimum commitment on the remaining operating lease at December 31, 2012 is as follows:

Years ending December 31,
2013	$107,567
2014	118,665
2015	29,806

$256,038

Indemnifications:

The Company’s directors and officers are indemnified against costs and expenses related to stockholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. No events have occurred as of December 31, 2012 which would trigger any liability under the agreement.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14.	Commitments and contingencies (continued):

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

Under the terms of the CDLA Amendment, among other matters, the parties agreed to increase the royalty rate to be received by CDC/Athyrium retroactively to the initial launch date of ONSOLIS® and, accordingly, the Company recorded $0.3 million as additional cost of product royalties for year ended December 31, 2011. In addition, certain terms of the CLDA were amended and restated to clarify that royalty payments by the Company under the CDLA will be calculated based on Meda’s sales of ONSOLIS®, whereas previous Company royalty payments to CDC were calculated based on Company sales of ONSOLIS® to Meda.

The difference between these two calculations resulted in a $1.1 million overpayment by the Company which was recorded as a prepayment. As a result, the Company did not pay any of the quarterly royalty payments, including any 2011 payments) due to CDC/Athyrium until the December 31, 2011 royalty calculation, which the Company paid during the first quarter of 2012.

15.	Restatements:

As previously reported in the Company’s Quarterly Report on the Company’s Form 10-Q for the period ended September 30, 2012, and the Company’s Current Report on Form 8-K, dated February 28, 2012, in September 2012, the Company began a review of its revenue recognition accounting with respect to certain non-refundable cash payments received by the Company during 2012 under the Endo Agreement (including the $30 million non-refundable upfront license fee received by the Company under the Endo Agreement in January 2012 (the “Upfront Fee”)). Such review was undertaken following an initial comment letter on this topic received by the Company from the staff of the Securities and Exchange Commission on September 5, 2012.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

15.	Restatements (continued):

Based on the Company’s process and related internal deliberations, and with input from outside consultants and representatives of Cherry Bekaert LLP, the Company’s independent registered public accounting firm, on February 25, 2013, the Audit Committee of the Board of Directors and the executive management of the Company jointly determined that the Company should have allocated approximately $14.4 million of the Upfront Fee to the clinical development services unit of accounting under the Endo arrangement, and accordingly the Company should have deferred such $14.4 million amount. As such, and since the Upfront Fee was originally recognized in full during the quarter ended March 31, 2012, a determination was made that the Company’s unaudited financial statements for each of the first three quarters of the Company’s 2012 fiscal year required restatement to correct the error with respect to such recognition of revenue under the Endo Agreement. The following represents a summary of the restatement adjustments by financial statement line item:

	As of
	March 31, 2012	June 30, 2012	September 30, 2012
Balance Sheet data:
Deferred revenue, current	6,128,950	7,234,697	7,570,064
Deferred revenue, long term	7,416,485	5,062,366	2,901,153
Total liabilities	13,545,435	12,297,063	10,471,217
Accumulated deficit	(13,545,435)	(12,297,063)	(10,471,217)
Total stockholders’ equity	(13,545,435)	(12,297,063)	(10,471,217)

	Three months ended			Six months ended	Nine months ended
	March 31, 2012	June 30, 2012	September 30, 2012	June 30, 2012	September 30, 2012
Statement of Operations data:
Contract revenue	(13,545,435)	1,248,372	1,825,846	(12,297,063)	(10,471,217)
Income (loss) from operations	(13,545,435)	1,248,372	1,825,846	(12,297,063)	(10,471,217)
Income (loss) before income taxes	(13,545,435)	1,248,372	1,825,846	(12,297,063)	(10,471,217)
Net income (loss)	(13,545,435)	1,248,372	1,825,846	(12,297,063)	(10,471,217)

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

15.	Restatements (continued):

	As of
	March 31, 2012		June 30, 2012		September 30, 2012
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Balance Sheet data:
Deferred revenue, current	12,543,961	18,672,911	15,079,801	22,314,498	15,149,561	22,719,625
Deferred revenue, long term	1,561,159	8,977,644	1,475,719	6,538,085	1,356,359	4,257,512
Total liabilities	21,527,968	35,073,403	28,006,887	40,303,950	32,844,791	43,316,008
Accumulated deficit	(75,275,525)	(88,820,960)	(72,741,256)	(85,038,319)	(92,044,389)	(102,515,606)
Total stockholders’ equity	24,878,208	11,332,773	28,061,123	15,764,060	11,029,947	558,730

	Three months ended						Six months ended		Nine months ended
	March 31, 2012		June 30, 2012		September 30, 2012		June 30, 2012		September 30, 2012
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Operations data:
Contract revenue	30,049,600	16,504,165	15,049,600	16,297,972	49,600	1,875,446	45,099,200	32,802,137	45,148,800	34,677,583
Income (loss) from operations	22,110,145	8,564,710	5,899,237	7,147,609	(15,884,666)	(14,058,820)	28,009,382	15,712,319	12,124,716	1,653,499
Income (loss) before income taxes	20,296,051	6,750,616	2,534,269	3,782,641	(19,303,133)	(17,477,287)	22,830,320	10,533,257	3,527,187	(6,944,030)
Net income (loss)	20,296,051	6,750,616	2,534,269	3,782,641	(19,303,133)	(17,477,287)	22,830,320	10,533,257	3,527,187	(6,944,030)
Basic earnings per share	0.69	0.23	0.09	0.13	(0.64)	(0.58)	0.77	0.36	0.12	(0.23)
Diluted earnings per share	0.69	0.23	0.08	0.12	(0.64)	(0.58)	0.76	0.35	0.12	(0.23)

16.	Subsequent events:

On February 22, 2013, the Compensation Committee of the Company’s board of directors awarded an aggregate of 1,078,336 RSUs to members of the Company’s senior management, including Dr. Sirgo, Dr. O’Donnell, Mr. McNulty and Dr. Finn. These RSUs were issued under the Company’s 2011 Equity Incentive Plan and vest in equal installments over three years. This grant was in lieu of the 2012 annual option grant typically given to senior management in order to bring the percentage ownership of our senior management in line with the senior management of companies in the Company’s peer group.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2012 as Restated	June 30, 2012 as Restated	September 30, 2012 as Restated	December 31, 2012
Revenue	$16,518	$16,298	$1,875	$19,851
Gross profit	16,143	15,923	1,500	19,066

Income (loss) from operations	8,565	7,148	(14,059)	5,408

Net income (loss)	6,751	3,783	(17,477)	8,596

Basic income (loss) per share	0.23	0.13	(0.58)	0.26

Diluted income (loss) per share	0.23	0.12	(0.58)	0.19

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$229	$38	$2,664	$331
Gross (deficit) profit	(68)	464	1,157	(47)

Loss from operations	(8,542)	(6,205)	(7,673)	(4,568)

Net loss	(9,019)	(5,098)	(5,124)	(4,084)

Basic loss per share	(0.36)	(0.18)	(0.17)	(0.14)

Diluted loss per share	(0.36)	(0.18)	(0.17)	(0.14)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BioDelivery Sciences International, Inc.

Under date of March 18, 2013, we reported on the consolidated balance sheets of BioDelivery Sciences International Inc., and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2012, which are included in BioDelivery Sciences International Inc.’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II – Valuation and Qualifying Accounts and Reserves in BioDelivery Sciences International Inc.’s Annual Report on Form 10-K. This financial statement schedule is the responsibility of BioDelivery Sciences International Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, Schedule II - Valuation and Qualifying Accounts and Reserves, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 18, 2013

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2012, 2011 and 2010
	Balance at beginning of the period	Charged to income	Charged to other accounts	Balance at the end of the period
	(In millions)
Description
Valuation allowance for deferred tax assets
Year ended December 31, 2012:	$30.13	$—	$(0.55)	$29.58
Year ended December 31, 2011:	$21.27	$—	$8.86	$30.13
Year ended December 31, 2010:	$16.40	$—	$4.87	$21.27

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

Person	Capacity	Date

/S/ FRANCIS E. O’DONNELL, JR.	Executive Chairman and Director	March 18, 2013
Francis E. O’Donnell, Jr.

/S/ MARK A. SIRGO	President, Chief Executive Officer and Director	March 18, 2013
Mark A. Sirgo

/S/ WILLIAM B. STONE	Lead Director	March 18, 2013
William B. Stone

/S/ JOHN J. SHEA	Director	March 18, 2013
John J. Shea

/S/ WILLIAM S. POOLE	Director	March 18, 2013
William S. Poole

/S/ SAMUEL P. SEARS, JR.	Director	March 18, 2013
Samuel P. Sears, Jr.

S-1