Form 10-Q
period 2013-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2013-05-09
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, there were 38,012,393 shares of company common stock issued and 37,996,902 shares of company common stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,666,908	$63,189,307
Accounts receivable, other	227,620	520,812
Prepaid expenses and other current assets	502,103	226,064

Total current assets	50,396,631	63,936,183
Equipment, net	2,724,765	2,835,707
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	9,050,000
Accumulated amortization	(5,025,735)	(4,770,516)

Total other intangible assets	5,924,265	6,179,484
Derivative asset, warrant (note 1)	28,320	50,300
Other assets	—	21,976

Total assets	$61,788,981	$75,738,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,540,626	$10,755,049
Deferred revenue, current	7,232,827	7,990,231
Derivative liabilities (note 1)	3,451,046	4,497,977

Total current liabilities	20,224,499	23,243,257
Deferred revenue, long-term	1,853,607	2,718,180

Total liabilities	22,078,106	25,961,437

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized in 2013 and 2012; 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock outstanding in 2013 and 2012.	2,709	2,709
Common Stock, $.001 par value; 75,000,000 shares authorized; 38,007,205 and 37,497,703 shares issued; 37,991,714 and 37,482,212 shares outstanding in 2013 and 2012, respectively	38,008	37,499
Additional paid-in capital	146,359,376	143,703,583
Treasury stock, at cost, 15,491 shares, 2013 and 2012	(47,183)	(47,183)
Accumulated deficit	(106,642,035)	(93,919,395)

Total stockholders’ equity	39,710,875	49,777,213

Total liabilities and stockholders’ equity	$61,788,981	$75,738,650

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Research fees	$—	$14,200
Contract revenue	1,621,977	16,504,165

Total Revenue:	1,621,977	16,518,365

Cost of product royalties	375,000	375,000

Expenses:
Research and development	12,032,168	4,711,610
General and administrative	2,910,256	2,840,795
Related party general and administrative, net	16,500	26,250

Total Expenses:	14,958,924	7,578,655

(Loss) income from operations	(13,711,947)	8,564,710

Interest income	72,510	56,616
Derivative gain (loss)	1,024,951	(1,867,246)
Other expense, net	(23,154)	(3,464)

(Loss) income before income taxes	(12,637,640)	6,750,616

Income tax expense	(85,000)	—

Net (loss) income attributable to common stockholders	$(12,722,640)	$6,750,616

Basic:
Weighted average common stock shares outstanding	37,511,326	29,561,655

Basic earnings per share	$(0.34)	$0.23

Diluted:
Diluted weighted average common stock shares outstanding	37,511,326	29,586,036

Diluted earnings per share	$(0.34)	$0.23

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2013	2,709,300	$2,709	37,497,703	$37,499	$143,703,583	$(47,183)	$(93,919,395)	$49,777,213
Stock-based compensation	—	—	—	—	584,166	—	—	584,166
Restricted stock awards	—	—	8,986	9	(9)	—	—	—
Shares issued to Arcion in acquisition of R&D license	—	—	500,516	500	2,071,636	—	—	2,072,136
Net loss	—	—	—	—	—	—	(12,722,640)	(12,722,640)

Balances, March 31, 2013	2,709,300	$2,709	38,007,205	$38,008	$146,359,376	$(47,183)	$(106,642,035)	$39,710,875

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

	Three months Ended March 31,
	2013	2012
Operating activities:
Net (loss) income	$(12,722,640)	$6,750,616
Adjustments to reconcile net (loss) income to net cash flows from operating activities:

Depreciation and amortization	366,161	372,760
Derivative (gain) loss	(1,024,951)	1,867,246
Purchase of Arcion license	2,072,136	—
Stock-based compensation expense	584,166	461,764
Changes in assets and liabilities:
Accounts receivable	293,192	(96,586)
Prepaid expenses and other assets	(254,063)	(345,019)
Accounts payable and accrued expenses	(1,299,423)	(6,257)
Income tax payable	85,000	—
Deferred revenue	(1,621,977)	13,495,835

Net cash flows from operating activities	(13,522,399)	22,500,359

Investing activities:
Purchase of equipment	—	(24,792)
Purchase of intangible assets	—	(1,050,000)

Net cash flows from investing activities	—	(1,074,792)

Financing activities:
Change in amounts due to related parties	—	(60,805)

Net cash flows from financing activities	—	(60,805)

Net change in cash and cash equivalents	(13,522,399)	21,364,762
Cash and cash equivalents at beginning of period	63,189,307	10,750,205

Cash and cash equivalents at end of period	$49,666,908	$32,114,967

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

1.	Basis of presentation:

Overview:

The accompanying unaudited condensed consolidated financial statements of BioDelivery Sciences International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc., a Delaware corporation (“Arius One”) and Arius Two, Inc., a Delaware corporation (“Arius Two”) and its majority-owned, inactive subsidiary, Bioral Nutrient Delivery, LLC, a Delaware limited liability company (“BND”, together with Arius One and Arius Two, collectively, the “Company” or “we”, “us” or similar terminology) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on March 18, 2013 (the “2012 Annual Report”). The accompanying condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, par value $.001 per share.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2012 Annual Report.

BDSI® and BEMA® are registered trademarks of the Company. The BioDelivery Sciences logo and BUNAVAILTM are trademarks owned by the Company. ONSOLIS® is a registered trademark of Meda Pharmaceuticals, Inc.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value Measurements Using:
Assets
Derivative asset (warrant)	$—	$28,320	$—	$28,320	$—	$50,300	$—	$50,300
Liabilities

Derivative liabilities	$—	$3,451,046	$—	$3,451,046	$—	$4,497,977	$—	$4,497,977

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

1.	Basis of presentation (continued):

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using observable inputs (Level 2). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 2 as of March 31, 2013 and December 31, 2012.

	$	Number of Warrants
Assets:
Warrant asset as of December 31, 2012	$50,300	2,000,000
Decrease in fair value of warrants	(21,980)	—

Warrant asset as of March 31, 2013	$28,320	2,000,000

Liabilities:
Warrant liability as of December 31, 2012	$4,497,977	2,009,436
Decrease in fair value of warrants	(1,046,931)	—

Warrant liability as of March 31, 2013	$3,451,046	2,009,436

2.	Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of its agreements with Meda AB (“Meda”) regarding ONSOLIS® and Endo Health Solutions, Inc. (“Endo”) regarding its BEMA® Buprenorphine product. The Company intends to finance its research and development and commercialization efforts and its working capital needs from existing cash, royalty revenue, new sources of financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

Significant financing sources during the year ended December 31, 2012 consisted of:

•	approximately $45 million in upfront and milestone payments from the Endo license agreement (see note 4);

•

approximately $38.4 million in net proceeds from a registered direct offering of Common Stock and newly designated Series A Non-Voting Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred”) in November 2012;

•	approximately $2.1 million from the exercise of stock options; and

•	approximately $0.9 million from the exercise of Common Stock warrants.

At March 31, 2013, the Company had cash and cash equivalents of approximately $49.7 million. The Company used $13.5 million of cash from operations during the three months ended March 31, 2013. As of March 31, 2013, the Company had stockholders’ equity of $39.7 million, versus $49.8 million at December 31, 2012. The Company’s existing cash, together with other expected cash inflows from other milestones and royalties, are anticipated by management to be sufficient to fully fund the Company’s operations through the first quarter of 2014 at the planned level. Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations.

Accordingly, additional capital will likely be required to support commercialization efforts for ONSOLIS®, clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of the Company’s agreement with Endo), planned development of BEMA® Buprenorphine/Naloxone (known as BUNAVAILTM), planned development of the Company’s Clonidine Topical Gel produced for painful diabetic neuropathy (acquired by license in March 2013) and general working capital. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

In addition, the worldwide financial and credit crisis that began in 2008 and has fluctuated to the present time has strained investor liquidity and contracted credit markets. During the three months ending March 31, 2013, the financial and credit crisis did not directly nor materially impact the Company. However, if this environment continues, fluctuates or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when the Company

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

The Company determined that upon inception of both the U.S. and EU Meda arrangements all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue were recognized as revenue. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue, which includes $5.0 million in milestones received during the year ended December 31, 2012. At March 31, 2013, there was remaining deferred revenue of $1.4 million which is related to the Meda research and development services. The Company has estimated the amount of time (based on expected man-days) and associated dollars (based on comparable services provided by outside third parties), as further noted below. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferred revenue accordingly on a quarterly basis.

In connection with delivery of the license to Meda, the Company has determined that each of the undelivered obligations have stand-alone value to Meda as these post-commercialization services encompass additional clinical trials on different patient groups but do not require further product development by the Company. These services and product supply obligations, if needed, can be provided by third-party providers available to Meda. Further, the Company obtained third-party evidence of fair value for the non-cancer and other research and development services and other service obligations, based on hourly rates billed by unrelated third-party providers for similar services contracted by the Company. The Company also obtained third-party evidence of fair value of the product supply deliverable based on the outsourced contract manufacturing cost charged to the Company from the third-party supplier of the product. The arrangements do not contain any general rights of return. Therefore, the remaining deliverables to the arrangements will be accounted for as three separate units of accounting to include: (1) product supply, (2) research and development services for the non-cancer indication and further research and development of the first indication of the ONSOLIS® product and (3) the combined requirements related to the remaining other service-related obligations due to Meda to include participation in committees and certain other specified services. The remaining portion of the upfront payments of approximately $1.36 million (under the Meda U.S. Agreements) and $0.06 million (under the Meda EU Agreements) attributed to these other service-related obligations will be recognized as revenue as services are provided through expiration of the license terms.

The Company has determined that it is acting as a principal under the Meda Agreements and, as such, will record product supply revenue, research and development services revenue and other services revenue amounts on a gross basis in the Company’s consolidated financial statements.

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. Product royalty revenues are computed on a quarterly basis when revenues are fixed or determinable, collectability is reasonably assured and all other revenue recognition criteria are met. The Company did not earn any product royalty revenue for the three months ended March 31, 2013 or 2012. The Company has incurred cost of product royalties of approximately $0.4 million for each of the three months ended March 31, 2013 and 2012 related to minimum royalty expenses that the Company is obligated to pay CDC IV, LLC (“CDC”) and NB Athyrium LLC (“Athyrium”) regardless of actual sales.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

3.	Meda License, Development and Supply Agreements (continued):

On March 12, 2012, the Company announced the postponement of the U.S. re-launch of ONSOLIS® until the product formulation could be modified to address two appearance issues raised by the U.S. Food and Drug Administration (“FDA”) following an inspection of the Aveva manufacturing facility where ONSOLIS® is produced. The FDA requested that the Company identify, characterize and address the formation of microscopic crystals and a slight fading of the color during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity or safety, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specifications before additional product can be manufactured and distributed. Therefore, the U.S. re-launch and additional manufacturing of ONSOLIS® has been postponed until such product appearance issues have been resolved.

On December 18, 2012, the crystal and fading issues for ONSOLIS® were successfully presented to the FDA. The outcome of the meeting was favorable, and the Company plans to produce the revised formulation for ONSOLIS® to provide FDA with supporting 6 month stability data, while concurrently offering to bridge the supply demands of ONSOLIS® in the market place with the current ONSOLIS® formulation by reducing the shelf life of the product until the new formulation is approved by the FDA. The documentation required for FDA review of the new formulation was submitted in March 2013. If the Company’s plan is accepted by the FDA, the current formulation could be reintroduced into the marketplace by the second half of 2013 and distributed until the new formulation is available.

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

On September 13, 2012, the Company executed a Manufacturing, Supply, and License Agreement, effective April 26, 2012, with LTS Lohmann Therapie-Systeme AG (“LTS”), under which LTS will manufacture and supply the Company its BREAKYL™ product for distribution outside of the U.S. and Canada. The Company is required to supply BREAKYL™ product to Meda, Kunwha Pharmaceutical Co., Ltd. (“Kunwha”), and TTY Biopharm Co. Ltd. (“TTY”) pursuant to its obligations under certain license and supply agreements under which Meda, Kunwha, and TTY develop and commercialize the BREAKYL™ product. In conjunction with the agreement, LTS has waived all royalties on products that they produce. This does not preclude royalties that the Company owes to LTS if the Company produces BREAKYL™ with another company.

4.	Endo License and Development Agreement:

In January 2012, the Company entered into a License and Development Agreement (the “Endo Agreement”) with Endo pursuant to which the Company granted to Endo an exclusive commercial world-wide license to develop, manufacture, market and sell the Company’s BEMA® Buprenorphine product and to complete U.S. development of such product candidate for purposes of seeking FDA approval.

Pursuant to the Endo Agreement, Endo has obtained all rights necessary to complete the clinical and commercial development of BEMA® Buprenorphine and to sell the product worldwide. Although Endo has obtained all such necessary rights, the Company has agreed under the Endo Agreement to be responsible for the completion of certain clinical trials regarding BEMA® Buprenorphine (and providing clinical trial materials for such trials) necessary to submit a New Drug Application (“NDA”) to the FDA in order to obtain approval of BEMA® Buprenorphine in the U.S., in each case pursuant to a development plan set forth in the Endo Agreement (as it may be amended pursuant to the Endo Agreement). The Company is responsible for development activities through the filing of the NDA in the U.S., while Endo is responsible for the development following the NDA submission as well as the manufacturing, distribution, marketing and sales of BEMA® Buprenorphine on a worldwide basis. In addition, Endo is responsible for all filings required in order to obtain regulatory approval of BEMA® Buprenorphine.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

4.	Endo License and Development Agreement (continued):

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

At the inception of the Endo arrangement and in accordance with the revenue recognition criteria under ASC Topic 605, the Company determined that the Endo Agreement is a multi-deliverable arrangement under ASC Topic 605 with three deliverables: (1) the license rights related to BEMA® Buprenorphine, (2) services related to obtaining enhanced intellectual property rights through the issuance of a particular patent and (3) clinical development services. The Company concluded that the license delivered to Endo at the inception of the Endo Agreement has stand-alone value under ASC 605-25 because Endo obtained, at the inception of the Endo Agreement, all of the rights and knowledge necessary to fully exploit its license without the Company’s further involvement. It was also determined that there was a fourth deliverable, the provision of clinical trial material (“CTM”). The amounts involved are, however, immaterial and delivered in essentially the same time frame as the clinical development services. Accordingly, the Company has not separately accounted for the CTM deliverable, but considers it part of the clinical development services deliverable.

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

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. The Company estimates that such performance will extend into early 2014. Based on the estimated proportion of those services performed, $5.1 million was recognized as revenue in fiscal year 2012 and during the three months ended March 31, 2013, $1.6 million of that amount was recognized as revenue. As a result, $7.7 million remains deferred at March 31, 2013.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

4.	Endo License and Development Agreement (continued):

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

On February 16, 2012, the Company announced that the U.S. Patent and Trademark Office issued a Notice of Allowance regarding its patent application (No. 13/184306), which patent will extend the exclusivity of the BEMA® drug delivery technology for the Company’s BEMA® Buprenorphine and BUNAVAILTM product candidates from 2020 to 2027. On April 17, 2012, the Company announced that this patent was granted. As a result, pursuant to the Endo Agreement, the Company received a milestone payment from Endo in the amount of $15 million in May 2012. As discussed above, this milestone had been evaluated to be a substantive milestone under ASC 605-28, and therefore was recognized as revenue when the milestone was received.

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

5.	Arcion License Agreement:

On March 26, 2013, the Company entered into a definitive Exclusive License Agreement (the “Arcion Agreement”) with Arcion Therapeutics, Inc., (“Arcion”), pursuant to which Arcion agreed to grant to the Company an exclusive commercial world-wide license, with rights of sublicense, under certain patent and other intellectual property rights of Arcion to develop, manufacture, market, and sell gel products containing clonidine (or a derivative thereof), alone or in combination with other active ingredients, for topical administration for the treatment of painful diabetic neuropathy and other indications (the “Products”).

Pursuant to the Arcion Agreement, the Company is responsible for using commercially reasonable efforts to develop and commercialize Products, including the use of such efforts to conduct certain clinical trials within certain time frames.

Upon execution of the Arcion Agreement, the Company issued to Arcion 500,516 unregistered shares of the Company’s common stock (having a fair market value of $2.1 million), which shares are subject to a nine month lock-up and certain limitations on sale thereafter. The issuance of such shares (delivered April 2013) was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. In addition, the Company is required to make the following payments to Arcion:

•

$2.5 million upon filing and acceptance by the FDA of an NDA with respect to a Product, payable at the Company’s option, in cash or unregistered shares of the Company’s common stock (with such shares also being subject to a nine month lock-up and certain limitations on sale thereafter); and

•	up to a potential $60 million in cash payments upon achieving certain pre-determined sales thresholds in the U.S., none of which occur prior to achieving at least $200 million in U.S. net sales.

In addition, the Company shall pay Arcion $35 million in cash on initial FDA approval of a Product, unless:

•

the Company does not receive at least $70 million in FDA approval-related milestone payments from its US sublicensees (if any sublicenses are involved) with respect to the subject Product, in which case the Company shall pay Arcion a prorated amount between $17.5 million and $35 million based on the total amount of such milestone payments received by the Company and its affiliates from its sublicenses (if any sublicenses are involved); or

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

5.	Arcion License Agreement (continued):

the FDA requires or recommends the performance of a capsaicin challenge test as a precondition or precursor to the prescribing of the Product (as a condition of approval, a labeling requirement, or otherwise), in which case such milestone shall be reduced to $17.5 million, but the first and second sales threshold payments described above shall each be increased by $8 million.

All milestone payments due Arcion under the Arcion Agreement are payable only once each.

In addition to the milestones set forth above, the Company will pay Arcion:

•	a low single digit royalty on the Company’s and its affiliates’ net sales of Products in the U.S.;

•	a low double digit percentage of all sales-based payments received by the Company and its affiliates with respect to sublicensees’ sales of Products in the U.S.;

•	a low single digit royalty on all net sales of Products outside the U.S.; and

•

a low double digit percentage of all milestone payments received by the Company and its affiliates from their sublicensees that are triggered by the receipt of regulatory approval of the Product in certain jurisdictions outside of the U.S.

The aforementioned sales royalties are subject to certain reductions, on a country-by-country and Product-by-Product basis, under certain agreed upon circumstances. In addition, in the event the amount due upon FDA approval of the Product in the U.S. is less than $35 million for any reason other than an FDA requirement or recommendation of a capsaicin challenge test, as described above, the Company shall pay Arcion a portion of any milestone payments received by the Company and its affiliates from their sublicensees on the basis of any events occurring in the U.S. following FDA approval but prior to (and including) first commercial sale of a Product in the U.S., and certain of the payments to Arcion referred to above shall also be subject to upward adjustment (with such upward adjustments payable in the form of cash or unregistered shares of the Company’s common stock, as elected solely by the Company), until such time as the sum of all such additional payments and upward adjustments (including the value of any issuances of stock, if elected by the Company) and the initial amount paid on the initial FDA approval totals $35 million.

The term of the Arcion Agreement continues, on a country-by-country and Product-by-Product basis, until the earlier of (i) the expiration of the royalty term for a particular Product in a particular country or (ii) the effective date of termination by either party pursuant to customary termination provisions. The Royalty Term for any given country is the later of (i) the first date there are no valid claims against any Arcion patent, (ii) expiration of patent exclusivity or (iii) tenth anniversary of the first commercial sale. Further, the Company may, in its sole discretion, terminate the Arcion Agreement upon certain notice to Arcion. Upon expiration of the Agreement pursuant to clause (i) above with respect to a particular Product and country, the Company and its affiliates shall have the perpetual, unrestricted, irrevocable, fully-paid, royalty-free exclusive right, with rights of sublicense, to make, have made, use, sell, offer for sale, and import such Product in such country.

In conjunction with this transaction, the March 2013 payment to Arcion of $2.1 million in unregistered common stock was for in-process research and development and has been recorded as research and development expense in the condensed consolidated statement of operations for the three months ended March 31, 2013.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

6.	Other License Agreements and Acquired Product Rights (continued):

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

7.	Related Party Transactions:

In 2009, as part of a settlement arrangement, the Company received a warrant from Accentia Biopharmaceuticals, Inc., a related party (“Accentia”), to purchase 2 million shares of common stock of Biovest International, Inc. (“Biovest”) held by Accentia. Biovest is a majority-owned subsidiary of Accentia. Such warrant has an exercise price of $0.89 per share and qualifies as a derivative asset for financial reporting purposes. During three months ended March 31, 2013, the stock price of Biovest’s common stock decreased, resulting in a derivative loss of $0.02 million in the accompanying condensed consolidated statement of operations. During the three months ended March 31, 2012, the stock price of Biovest’s common stock increased, resulting in a derivative gain of $0.3 million which is included within the derivative loss in the accompanying condensed consolidated statement of operations.

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

9.	Stockholders’ Equity:

Stock-based compensation:

During the three months ended March 31, 2013, a total of 116,242 options with an aggregate fair market value of approximately $0.3 million were granted to Company employees and directors. The options granted have a term of 10 years from the grant date. The options vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period. The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2013 follows:

Expected price volatility	80.63%
Risk-free interest rate	0.81%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the three months ended March 31, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2013	4,279,919	$3.70
Granted in 2013:
Officers and Directors	—	—
Others	116,242	4.41
Exercised	—	—
Forfeitures	(183,431)	2.50

Outstanding at March 31, 2013	4,212,730	$3.77	$3,958,862

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

9.	Stockholders’ Equity (continued):

Options outstanding at March 31, 2013 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	3,306,230	5.93	$3.08
$ 5.01 – 10.00	906,500	4.42	$6.30

	4,212,730			$3,958,862

Options exercisable at March 31, 2013 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 1.00 – 5.00	2,700,716	5.25	$3.03
$ 5.01 – 10.00	906,500	4.42	$6.30

	3,607,216			$3,314,340

The weighted average grant date fair value of options granted during the three months ended March 31, 2013 was $1.50. There were no options granted during the three months ended March 31, 2013 whose exercise price was lower than the estimated market price of the stock at the grant date. A summary of the status of the Company’s non-vested stock options as of January 1, 2013, and changes during the three months ended March 31, 2013 is summarized as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2013	854,640
Granted	116,242
Vested	(211,087)
Forfeited	(154,281)

Nonvested at March 31, 2013	605,514	$2.21	$644,522

As of March 31, 2013, there was approximately $0.7 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed ratably over the next three years.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrants outstanding at March 31, 2013, all of which are exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.01 – 5.00	2,009,436	1.65	$3.88	$1,308,616

Restricted Stock Units:

During the three months ended March 31, 2013, a total of 1,078,336 restricted stock units (“RSUs”) with a fair market value of approximately $4.5 million were granted to members of the Company’s senior management. The fair value of restricted units is

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

9.	Stockholders’ Equity (continued):

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

Preferred Stock

The Company had authorized five million “blank check” shares of $.001 par value convertible preferred stock. At March 31, 2013, 2,709,300 shares of Series A Preferred were outstanding and 2,290,700 shares of “blank check” preferred stock remain authorized but undesignated.

10.	Earnings per Common Share

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations.

	March 31, 2013	March 31, 2012
Basic:
Net (loss) income attributable to common stockholders	$(12,722,640)	$6,750,616
Weighted average common shares outstanding	37,511,326	29,561,655

Basic earnings per common share	$(0.34)	$0.23

Diluted:
Effect of dilutive securities:

Net (loss) income	$(12,722,640)	$6,750,616

Adjustments to Income for Dilutive options and warrants	—	—

	(12,722,640)	6,750,616
Weighted average common shares outstanding	37,511,326	29,561,655
Effect of Dilutive options and warrants	—	24,381

Diluted weighted average common shares outstanding	37,511,326	29,586,036

Diluted earnings per common share	$(0.34)	$0.23

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. In addition to the weighted average shares of Common Stock outstanding, common equivalent shares from stock options and warrants using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the three months ended March 31, 2013 and 2012, outstanding stock options and warrants of 6,222,166 and 6,419,130, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods.

The following is the total outstanding options and warrants for the three months ended March 31, 2013 and 2012, respectively.

	March 31, 2013	March 31, 2012

Options and warrants to purchase Common Stock	6,222,166	7,076,172

11.	Commitments and contingencies:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

11.	Commitments and contingencies (continued):

In July 2012, a Reexamination Certificate for MonoSol’s ‘292 Patent in its amended form was issued by the USPTO. The USPTO also issued a second Office Action closing prosecution on MonoSol’s ‘588 Patent. The Action rejects all claims as anticipated or obvious for a second time. It also rejects the amended claims proposed by MonoSol as unclear and lacking support. In August 2012, a Reexamination Certificate for MonoSol’s ‘891 Patent in its amended form was issued.

On January 23, 2013, the USPTO issued a Right of Appeal Notice, rejecting all claims of the ‘588 Patent and closing reexamination proceedings. This action confirms that all claims of this patent are also invalid, but unlike ‘292 and ‘891, the USPTO has not found that any amended or narrower claims should be granted. On February 22, 2013, MonoSol filed both a Notice of Appeal to the Board of Patent Appeals and Interferences and a Request for Continuing Examination of the ‘588 Patent. To date the USPTO has taken no further action and all claims of the ‘588 Patent stand rejected (See Part II, Item 1, Legal Proceedings).

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

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Research Revenues. We recognized $0.01 million of revenue related to a research and development agreement with Meda during the three months ended March 31, 2012. There was no research revenue during the three months ended March 31, 2013.

Contract Revenues. We recognized $1.6 million and $16.5 million in contract revenue during the three months ended March 31, 2013 and 2012, respectively, under our license agreement with Endo. We also recognized $0.05 million during the three months ended March 31, 2013 and 2012, respectively, in contract revenue related to previously deferred revenue under our license agreement with Meda.

Cost of Product Royalties. We recognized $0.4 million during the three months ended March 31, 2013 and 2012, respectively, in cost of product royalties which is related to minimum quarterly payments owed to CDC.

Research and Development Expenses. During the three months ended March 31, 2013 and 2012, research and development expenses totaled $12 million and $4.7 million, respectively. The increase in research and development expenses can be attributed to the major clinical studies underway pursuant to the Endo agreement for our Buprenorphine Chronic program. These studies did not get underway until the second quarter of 2012. Also contributing to the 2013 increase in research and development expenses was in-process research and development associated with the aforementioned license agreement with Arcion. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, particularly with respect to ONSOLIS® and BEMA® Buprenorphine. Funding of this research in 2013 and 2012 was obtained through contract revenue, deferred license revenue, a private placement stock offering, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA® drug delivery technologies.

General and Administrative Expenses, net. During the three months ended March 31, 2013 and 2012, general and administrative expenses totaled $2.9 million and $2.8 million, respectively. General and administrative costs include legal, accounting and management wages, legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. The increase in general and administration expenses can be primarily attributed to stock compensation expense, which was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

Interest Income. During the three months ended March 31, 2013 and 2012 we had interest income of $0.07 million and $0.06 million, respectively.

Derivative gain (loss). Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes method. During the three months ended March 31, 2013, our stock price decreased, and the volatility used in the calculation also decreased. These are the two largest components of the Black-Scholes change. As a result, our warrant liability also decreased, resulting in a $1 million gain. This gain was offset by a $0.02 million loss from 2 million shares of Biovest related party options that we own. During the three months ended March 31, 2012, our stock price increased. Therefore, our derivative liability increased, resulting in a $2.1 million loss. This loss was offset by a $0.3 million gain on the value of our Biovest options.

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

At March 31, 2013, we had cash and cash equivalents of approximately $49.7 million. We used $13.5 million of cash from operations during the three months ended March 31, 2013. As of March 31, 2013, we had stockholders’ equity of $39.7 million versus $49.8 million at December 31, 2012. Our existing cash, together with other expected cash inflows from other milestones and royalties, is anticipated by management to be sufficient to fully fund our planned level of operations through the first quarter of 2014.

Capital will be required to support commercialization efforts for ONSOLIS®, clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of our agreement with Endo), planned development of BEMA® Buprenorphine/Naloxone (BUNAVAILTM) and general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

Additionally, the worldwide financial and credit crisis that began in 2008 and has fluctuated to the present time has strained investor liquidity and contracted credit markets. During the three months ending March 31, 2013, the financial and credit crisis did not directly nor materially impact us. However, if this environment continues, fluctuates or worsens, it may make the future cost of raising funds through the debt or equity markets more expensive or make those markets unavailable at a time when we require additional financial investment. If we are unable to attract additional funds it may adversely affect our ability to achieve development and commercialization goals, which could have a material and adverse effect on the business, results of operations and financial condition.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$235,377	$116,154	$119,223	$—	$—
Employment agreements	724,347	724,347	—	—	—
Minimum royalty expenses*	10,125,000	1,500,000	3,000,000	3,000,000	2,625,000

Total contractual cash obligations**	$11,084,724	$2,340,501	$3,119,223	$3,000,000	$2,625,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, product rights, and licenses, all of which are accounted for based on GAAP related to Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but is tested annually in December for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from eleven to thirteen years. Our carrying value of goodwill at March 31, 2013 was $2.715 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements or the underlying patents. Our carrying value of other amortizing intangible assets at March 31, 2013 was $5.9 million, net of accumulated amortization of $5 million. We begin amortizing capitalized intangibles on their date of acquisition.

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

There were no impairment charges during the three months ended March 31, 2013 or 2012.

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

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. We may from time to time have amounts on deposit in excess of the insured limits. As of March 31, 2013, we had approximately $49.2 million, which exceed these insured limits.

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

Market indexed security risk

We have a warrant to purchase 2 million shares of common stock of Biovest International and have issued warrants to various holders underlying shares of our Common Stock. These warrant investments are re-measured to their fair value at each reporting period with changes in their fair value recorded as derivative gain (loss) in the condensed consolidated statement of operations. We use the Black-Scholes model for valuation of the warrants.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results and royalty or milestone payments, if any, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2012 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On November 2, 2010, MonoSol Rx, LLC (“MonoSol”) filed an action against us and our commercial partners for ONSOLIS® in the Federal District Court of New Jersey (“DNJ”) for alleged patent infringement and false marking. We were formally served in this matter on January 19, 2011. MonoSol claims that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which we and our partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588) (the “ ‘588 Patent”). Of note, the BEMA® technology itself is not at issue in the case, nor is BEMA® Buprenorphine or BUNAVAILTM, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol is seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

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

Importantly, in the case of MonoSol’s 588 Patent, the USPTO on July 20, 2012 issued a second Office Action closing prosecution and rejecting for a second time all claims as anticipated or obvious. It also rejected the amended claims proposed by MonoSol as unclear and lacking support. Then, on January 23, 2013, the USPTO issued a Right of Appeal Notice, rejecting all claims of the ‘588 Patent and closing reexamination proceedings. This action confirms that all claims of this patent are also invalid, but unlike ‘292 and ‘891, the USPTO has not found that any amended or narrower claims should be granted. On February 22, 2013, MonoSol filed both a Notice of Appeal to the Board of Patent Appeals and Interferences and a Request for Continuing Examination of the ‘588 Patent. To date the USPTO has taken no further action and all claims of the ‘588 Patent stand rejected.

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

Update on Relaunch Activities in the U.S. for ONSOLIS®

Subsequent to our announcement on March 12, 2012 regarding the postponement of the U.S. relaunch of our FDA-approved ONSOLIS® until the product formulation could be modified to address two appearance issues raised by FDA following an inspection of the Aveva manufacturing facility where ONSOLIS® is produced, the FDA requested that we identify, characterize and address the formation of microscopic crystals and a slight fading of the color during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity or safety, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specifications before additional product can be manufactured and distributed. Therefore, the U.S. re-launch and additional manufacturing of ONSOLIS® has been postponed until such product appearance issues have been resolved.

On December 18, 2012, the crystal and fading issues for ONSOLIS® were presented to the FDA. We believe that the outcome of the meeting was favorable, and we plan to produce the revised formulation for ONSOLIS® to provide FDA with supporting 6 month stability data, while concurrently offering to bridge the supply demands of ONSOLIS® in the market place with the current ONSOLIS® formulation by reducing the shelf life of the product until the new formulation is approved by the FDA. The documentation required for FDA review of the new formulation was submitted in March 2013. If our plan is accepted by the FDA, the current formulation could be reintroduced into the marketplace by the second half of 2013 and distributed until the new formulation is available.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: May 9, 2013	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ James A. McNulty
James A. McNulty, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)

S-1