Form 10-Q
period 2013-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2013-11-12
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, there were 38,025,027 shares of company Common Stock issued and 38,040,518 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,296,062	$63,189,307
Accounts receivable, other	885,448	520,812
Prepaid expenses and other current assets	454,675	226,064

Total current assets	39,636,185	63,936,183
Equipment, net	174,524	2,835,707
Idle equipment, net (note 1)	2,469,178	—
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	9,050,000
Accumulated amortization	(5,510,913)	(4,770,516)

Total other intangible assets	5,439,087	6,179,484
Derivative asset, warrant (note 1)	—	50,300
Other assets	131,860	21,976

Total assets	$50,565,834	$75,738,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,070,312	$10,755,049
Notes payable, current	5,333,333	—
Deferred revenue, current	4,074,844	7,990,231
Derivative liabilities (note 1)	3,948,006	4,497,977

Total current liabilities	24,426,495	23,243,257
Note payable, less current maturities	13,762,511	—
Deferred revenue, long-term	1,330,051	2,718,180

Total liabilities	39,519,057	25,961,437

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock outstanding in 2013 and 2012	2,709	2,709
Common Stock, $.001 par value; 75,000,000 shares authorized; 38,181,544 and 37,497,703 shares issued; 38,166,053 and 37,482,212 shares outstanding in 2013 and 2012, respectively	38,182	37,499
Additional paid-in capital	149,596,562	143,703,583
Treasury stock, at cost, 15,491 shares, 2013 and 2012	(47,183)	(47,183)
Accumulated deficit	(138,543,493)	(93,919,395)

Total stockholders’ equity	11,046,777	49,777,213

Total liabilities and stockholders’ equity	$50,565,834	$75,738,650

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:

Product royalties	$924,272	$—	$1,779,373	$—
Research revenues	—	—	—	13,375
Contract revenues	2,072,590	1,875,446	5,603,516	34,677,583

Total Revenues:	2,996,862	1,875,446	7,382,889	34,690,958

Cost of product royalties	643,486	375,000	1,708,693	1,125,000

Expenses:
Research and development	16,387,194	12,546,912	41,177,577	23,804,276
General and administrative	3,039,255	2,992,354	9,060,265	8,042,433
Related party general and administrative, net	9,750	20,000	39,250	65,750

Total Expenses:	19,436,199	15,559,266	50,277,092	31,912,459

(Loss) income from operations	(17,082,823)	(14,058,820)	(44,602,896)	1,653,499

Interest (expense) income, net	(450,328)	90,167	(281,812)	210,284
Derivative (loss) gain	(917,863)	(3,525,011)	499,671	(8,871,050)
Other (expense) income, net	(35,433)	16,377	(154,061)	63,237

Loss before taxes	(18,486,447)	(17,477,287)	(44,539,098)	(6,944,030)
Income tax expense	—	—	(85,000)	—

Net loss attributable to common stockholders	$(18,486,447)	$(17,477,287)	$(44,624,098)	$(6,944,030)

Basic and diluted earnings per share	$(0.49)	$(0.58)	$(1.18)	$(0.23)

Weighted average common stock shares outstanding	38,076,606	30,071,813	37,864,248	29,768,620

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2013	2,709,300	$2,709	37,497,703	$37,499	$143,703,583	$(47,183)	$(93,919,395)	$49,777,213
Stock-based compensation	—	—	—	—	2,487,730	—	—	2,487,730
Restricted stock awards	—	—	80,498	80	(80)	—	—	—
Shares issued to Arcion in acquisition of research and development license	—	—	500,516	500	2,071,636	—	—	2,072,136
Exercise of stock options	—	—	102,827	103	347,331	—	—	347,434
Warrants issued to MidCap	—	—	—	—	986,362	—	—	986,362
Net loss	—	—	—	—	—	—	(44,624,098)	(44,624,098)

Balances, September 30, 2013	2,709,300	$2,709	38,181,544	$38,182	$149,596,562	$(47,183)	$(138,543,493)	$11,046,777

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Nine months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(44,624,098)	$(6,944,030)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	956,008	1,120,741
Accretion of discount	82,198	—
Derivative (gain) loss	(499,671)	8,871,050
Purchase of Arcion license with common stock	2,072,136	—
Stock-based compensation expense	2,487,730	1,088,769
Issuance of common stock	—	285,201
Changes in assets and liabilities:
Accounts receivable	(364,636)	76,829
Prepaid expenses and other assets	(131,660)	2,398
Accounts payable and accrued expenses	299,974	2,327,264
Income tax payable	85,000	—
Deferred revenue	(5,303,516)	12,822,417

Net cash flows (used in) provided by operating activities	(44,940,535)	19,650,639

Investing activities:
Purchase of equipment	(5,521)	(32,283)
Purchase of intangible assets	—	(1,050,000)

Net cash flows from investing activities	(5,521)	(1,082,283)

Financing activities:
Proceeds from exercise of stock options	347,434	1,873,397
Proceeds from exercise of warrants	—	135,000
Proceeds from notes payable and warrants	20,000,000	—
Deferred financing fees	(224,917)	—
Change in amounts due to related parties	(69,706)	(7,805)

Net cash flows from financing activities	20,052,811	2,000,592

Net change in cash and cash equivalents	(24,893,245)	20,568,948
Cash and cash equivalents at beginning of period	63,189,307	10,750,205

Cash and cash equivalents at end of period	$38,296,062	$31,319,153

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

1.	Basis of presentation:

Overview:

The accompanying unaudited condensed consolidated financial statements of BioDelivery Sciences International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc., a Delaware corporation (“Arius One”), and Arius Two, Inc., a Delaware corporation (“Arius Two”), and its majority-owned, inactive subsidiary, Bioral Nutrient Delivery, LLC, a Delaware limited liability company (“BND”, together with Arius One and Arius Two, collectively, the “Company” or “we”, “us” or similar terminology) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated.

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

The Company’s pain franchise currently consists of four products, three of which utilize the patented BioErodible MucoAdhesive (“BEMA”) drug delivery technology, a thin film applied to the inner lining of the cheek. ONSOLIS® (fentanyl buccal soluble film) is approved in the U.S., Canada, E.U. (where it is marketed as BREAKYL) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant, adult patients with cancer. The commercial rights to ONSOLIS® are licensed to Meda AB (“Meda”) for all territories worldwide except for Taiwan (licensed to TTY Biopharm Co. Ltd. (“TTY”)) and South Korea (licensed to Kunwha Pharmaceutical Co., Ltd. (“Kunwha”)). The Company’s second pain product using the BEMA® technology, BEMA® Buprenorphine, is in Phase 3 clinical trials for the treatment of moderate to severe chronic pain and is licensed on a worldwide basis to Endo Health Solutions, Inc. (“Endo”). Additionally, in October 2013, the U.S. Food and Drug Administration (“FDA”) accepted the Company’s New Drug Application for BUNAVAIL™ (buprenorphine naloxone buccal film), a high dose formulation of buprenorphine in combination with naloxone for the maintenance treatment of opioid dependence. FDA’s decision on the BUNAVAIL™ New Drug Application (“NDA”) is due in June 2014. The Company’s fourth pain product in development is Clonidine Topical Gel for the treatment of painful diabetic neuropathy, which was licensed from Arcion Therapeutics, Inc. (“Arcion”) in March 2013.

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2012 Annual Report.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

1.	Basis of presentation (continued):

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value Measurements Using:
Assets
Derivative asset (warrant)	$—	$—	$—	$—	$—	$50,300	$—	$50,300
Liabilities
Derivative liabilities	$—	$3,948,006	$—	$3,948,006	$—	$4,497,977	$—	$4,497,977

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using observable inputs (Level 2). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 2 as of September 30, 2013 and December 31, 2012.

	$	Number of Warrants
Assets:
Warrant asset as of December 31, 2012	$50,300	2,000,000
Decrease in fair value of warrants (note 8)	(50,300)	(2,000,000)

Warrant asset as of September 30, 2013	$—	—

Liabilities:
Warrant liability as of December 31, 2012	$4,497,977	2,009,436
Decrease in fair value of warrants	(549,971)	—

Warrant liability as of September 30, 2013	$3,948,006	2,009,436

Equipment

Office and Manufacturing equipment are carried at cost less accumulated depreciation, which is computed on a straight-line basis over their estimated useful lives, generally 3 to ten years.

Due to the postponement of the U.S. re-launch of ONSOLIS® (note 3), related manufacturing equipment, net, totaling $2.5 million has been deemed idle, and has been reclassified to idle equipment, net in the accompanying condensed consolidated balance sheet as of September 30, 2013. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment of this equipment during the nine months ended September 30, 2013.

2.	Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of its worldwide license and development agreement with Meda regarding ONSOLIS® and revenue generated as a result of its January 2012 agreement with Endo regarding its BEMA® Buprenorphine product candidate. The Company intends to finance its research and development and commercialization efforts and its working capital needs from existing cash, royalty revenue, new sources of debt financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

2.	Liquidity and management’s plans (continued):

Significant new financing and operating sources during the nine months ended September 30, 2013 consisted of:

•	approximately $20 million in proceeds from secured loan facility from MidCap Financial SBIC, LP, as agent and lender (“MidCap”);

•	approximately $1.8 million in net royalties under the Meda agreements; and

•	approximately $0.3 million in from the exercise of stock options.

Significant new financing and operating sources during the year ended December 31, 2012 consisted of:

•	approximately $45 million in upfront and milestone payments from the Endo license agreement (see note 4);

•

approximately $38.4 million in net proceeds from a registered direct offering of Common Stock and newly designated Series A Non-Voting Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred”) in November 2012;

•	approximately $2.1 million from the exercise of stock options; and

•	approximately $0.9 million from the exercise of Common Stock warrants.

On July 5, 2013, the Company, together with Arius One and Arius Two, entered into a $20 million secured loan facility pursuant to a Credit and Security Agreement (the “Credit Agreement”) with MidCap. The Company received net proceeds in the aggregate amount of $19.9 million and is using the loan proceeds for general corporate purposes or other activities permitted under the Credit Agreement. See note 7.

At September 30, 2013, the Company had cash and cash equivalents of approximately $38.3 million. The Company used approximately $45 million of cash from operations during the nine months ended September 30, 2013. As of September 30, 2013, the Company had stockholders’ equity of approximately $11 million, versus approximately $49.8 million at December 31, 2012. The Company’s existing cash, supplemented with other expected cash inflows from milestones, royalties and potential warrant exercises, is anticipated by management to be sufficient to fully fund the Company’s operations through the fourth quarter of 2014 at the planned level of expenditures. Certain planned expenditures are discretionary and could be deferred if the Company is required to do so to fund critical operations.

Accordingly, additional capital may be required to support commercialization activities for BUNAVAIL™, clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of the Company’s agreement with Endo), the previously announced reformulation project for and anticipated commercial relaunch of ONSOLIS®, planned development of the Company’s Clonidine Topical Gel product for painful diabetic neuropathy and general working capital. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

3.	Meda License, Development and Supply Agreements:

In August 2006 and September 2007, the Company entered into certain agreements with Meda to develop and commercialize the ONSOLIS® product, a drug treatment for breakthrough cancer pain delivered utilizing the BEMA® technology. The aforementioned agreements relate to the United States, Mexico and Canada (such agreements, the “Meda U.S. Agreements”) and to certain countries in Europe (such agreements, the “Meda EU Agreements”, together with Meda U.S. Agreements, the “Meda Agreements”). They carry license terms that commence on the date of first commercial sale in each respective territory and end on the earlier of the entrance of a generic product to the market or upon expiration of the patents, which begin to expire in 2020.

The Company determined that upon inception of both the U.S. and EU Meda arrangements all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue, which included $5.0 million in milestones received during the year ended December 31, 2012. At September 30, 2013, there was remaining deferred revenue of $1.3 million which is related to the Meda research and development services. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferred revenue accordingly on a quarterly basis.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

3.	Meda License, Development and Supply Agreements (continued):

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. The Company earned $1.8 million and $0 in product royalty revenue for the nine months ended September 30, 2013 and 2012, respectively. The Company has incurred cost of product royalties of approximately $1.7 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively, which included minimum royalty expenses that the Company is obligated to pay CDC IV, LLC (“CDC”) and NB Athyrium LLC (“Athyrium”) regardless of actual sales.

On March 12, 2012, the Company announced the postponement of the U.S. re-launch of ONSOLIS® until the product formulation could be modified to address two appearance issues raised by the FDA following an inspection of the Aveva manufacturing facility where ONSOLIS® is produced. The FDA requested that the Company identify, characterize and address the formation of microscopic crystals and a slight fading of the color during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity or safety, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specifications before additional product can be manufactured and distributed. Therefore, the U.S. re-launch and additional manufacturing of ONSOLIS® has been postponed until such product appearance issues have been resolved.

The crystals and fading issues for ONSOLIS® were presented to the FDA at a favorable meeting in December 2012. A data generation plan to support the approval of a new formulation that resolved both issues was submitted to FDA in March 2013 and followed by initiation of manufacturing in second quarter. Submission of initial stability results for the new formulation is expected early in 2014 with approval by mid-year and re-launch of ONSOLIS® in the second half of 2014.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The initial non-refundable $30 million license fee was allocated to each of the three deliverables based upon their relative selling prices using best estimates. The analysis of the best estimate of the selling price of the deliverables was based on the income approach, the Company’s negotiations with Endo and other factors, and was further based on management’s estimates and assumptions which included consideration of how a market participant would use the license, estimated market opportunity and market share, the Company’s estimates of what contract research organizations would charge for clinical development services, the costs of clinical trial materials and other factors. Also considered were entity specific assumptions regarding the results of clinical trials, the likelihood of FDA approval of the subject product and the likelihood of commercialization based in part on the Company’s prior agreements with the BEMA® technology.

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

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. The Company estimates that such clinical development services will extend into 2014. Based on the estimated proportion of those services performed through September 30, 2013, $5.2 million was recognized as revenue in fiscal year 2012 and $5.1 million was recognized as revenue during the first nine months of 2013. As a result, $4.1 million remains deferred at September 30, 2013.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

5.	Arcion License Agreement (continued):

All milestone payments due Arcion under the Arcion Agreement are payable only once each.

In addition to the milestones set forth above, the Company will pay Arcion:

•	a low single digit royalty on the Company’s and its affiliates’ net sales of Arcion Products in the U.S.;

•	a low double digit percentage of all sales-based payments received by the Company and its affiliates with respect to sublicensees’ sales of Arcion Products in the U.S.;

•	a low single digit royalty on all net sales of Arcion Products outside the U.S.; and

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

In conjunction with this transaction, the March 2013 payment to Arcion of $2.1 million in unregistered Common Stock was for in-process research and development and has been recorded as research and development expense in the condensed consolidated statement of operations for the nine months ended September 30, 2013.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

On July 29, 2013, the Company announced the regulatory approval of BEMA® Fentanyl in Taiwan, where the product will be marketed under the brand name PAINKYL™. The approval in Taiwan resulted in a milestone payment of $0.3 million to the Company, which was received in the third quarter 2013, and recorded as contract revenue in the accompanying condensed consolidated statement of operations.

7.	MidCap Secured Loan Facility:

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

In addition, pursuant to the Loan Transaction, the Company issued to MidCap a warrant (the “MidCap Warrant”) to purchase 357,356 unregistered shares of Common Stock, which warrant has an exercise price of $4.20 per share, the 20-day volume-weighted average share price of the Common Stock prior to the closing of the Loan. The MidCap Warrant is exercisable for a term of five (5) years and contains cashless exercise provisions and customary, anti-dilution protection provisions. The proceeds of the secured loan facility were allocated to the note payable and Midcap warrants (which qualified for equity accounting) based on their relative fair values, as follows:

Note payable	$19,013,648
MidCap warrant	986,352

Total proceeds	$20,000,000

The resulting debt discount is being amortized to interest expense over the 3 year life of the loan.

The fair value of the warrants was determined based upon the Black Scholes valuation model using the following key assumptions:

Market price of stock	$4.41
Term of warrant	5 years
Volatility	81.05%
Risk free interest rate	2.9%

The Loan has a term of 36 months with interest only payments until February 1, 2014. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at September 30, 2013). Upon execution of the Credit Agreement, the Company paid to MidCap a closing fee of 0.5% of the aggregate Loan amount. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 3.5% of the aggregate Loan amount. In addition, the Company may prepay all or any portion of the Loan at any time subject to a prepayment premium of: (i) 5% of the Loan amount prepaid in the first year of the Loan and (ii) 3% of the Loan amount prepaid in each year thereafter. In addition, if the Company receives the second of two anticipated database lock milestone payments (the “Database Lock Payments”) from Endo in connection with the Endo Agreement, the Company may prepay 50% of the principal amount of the Loan then outstanding and, concurrently and at the Company’s election, either: (i) pay to MidCap a cash prepayment

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

7.	MidCap Secured Loan Facility (continued):

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

Under the Credit Agreement, the Borrowers are subject to affirmative covenants which are customary for financings of this type, including, but not limited to, the obligations of the Borrowers to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly and annual financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect their intellectual property and (vii) generally protect the collateral granted to MidCap.

The Borrowers are also subject to negative covenants customary for financings of this type, including, but not limited to, that without the prior consent of Midcap, they may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) incur additional indebtedness, (iii) dispose of any property, (iv) amend material agreements or organizational documents, (v) change their jurisdictions of organization or their organizational structures or types, (vi) declare or pay dividends (other than dividends payable solely in Common Stock), (vii) make certain investments or acquisitions, or (viii) enter into certain transactions with affiliates, in each case subject to certain exceptions provided for in the Credit Agreement, including exceptions that allow the Borrowers to acquire additional products and to enter into licenses and similar agreements provided certain conditions are met.

The Credit Agreement provides that events of default include: (i) failure to make payment of principal or interest on the Loan when required, (ii) failure to perform obligations under the Credit Agreement and related documents, (iii) defaults in other indebtedness and breaches of material agreements of the Borrowers, (iv) if any Borrower shall generally not pay its debts as such debts become due and similar insolvency matters, (v) material adverse changes to the Borrowers (subject to a 10-day notice and cure period), (vi) if the Company ceases to be a publicly-listed and reporting company, (vii) failure to receive the Database Lock Payments by June 30, 2014, and (viii) certain other events, including certain adverse actions taken by the Food and Drug Administration or other governmental authorities. Upon an event of default, the Borrower’s obligations under the Credit Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the Borrower’s obligations under the Credit Agreement will bear interest at a rate equal to the lesser of: (i) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default and (ii) the maximum rate allowable under law. The balance of the secured loan facility due to MidCap as of September 30, 2013 is $20 million, and is recorded in the accompanying condensed consolidated balance sheet.

8.	Related Party Transactions:

In 2009, as part of a settlement arrangement, the Company received a warrant from Accentia Biopharmaceuticals, Inc., a related party (“Accentia”), to purchase two million shares of common stock of Biovest International, Inc. (“Biovest”) held by Accentia. Biovest was a majority-owned subsidiary of Accentia. During the nine months ending September 30, 2013, Biovest filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. On July 9, 2013, the plan became effective, which canceled all outstanding common stock and warrants. As a result, the warrants had no value as of September 30, 2013 and the reduction of value is included in derivative (loss) gain in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013.

9.	Derivative Financial Instruments:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

10.	Stockholders’ Equity:

Stock-based compensation:

During the nine months ended September 30, 2013, a total of 177,110 options to purchase Common Stock with an aggregate fair market value of approximately $0.5 million were granted to Company employees. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period. The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2013 follows:

Expected price volatility	78.76-81.65%
Risk-free interest rate	0.81-1.20%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the nine months ended September 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2013	4,279,919	$3.70
Granted in 2013:
Officers and Directors	—	—
Others	177,110	4.38
Exercised	(102,827)	3.38
Forfeitures	(218,431)	2.71

Outstanding at September 30, 2013	4,135,771	$3.79	$7,590,138

Options outstanding at September 30, 2013 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	3,229,271	5.63	$3.08
$5.01 – 10.00	906,500	3.91	$6.30

	4,135,771			$7,590,138

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

10.	Stockholders’ Equity (continued):

Options exercisable at September 30, 2013 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	2,657,674	4.94	$3.00
$5.01 – 10.00	906,500	3.91	$6.30

	3,564,174			$6,475,065

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 was $2.97. There were no options granted during the nine months ended September 30, 2013 whose exercise price was lower than the estimated market price of the stock at the grant date. A summary of the status of the Company’s non-vested stock options as of January 1, 2013, and changes during the nine months ended September 30, 2013 is summarized as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2013	854,640
Granted	177,110
Vested	(305,872)
Forfeited	(154,281)

Nonvested at September 30, 2013	571,597	$2.41	$1,115,073

As of September 30, 2013, there was approximately $7.4 million of unrecognized compensation cost related to unvested share-based compensation awards, including restricted stock units (“RSUs”), granted. These costs will be expensed through 2019.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrants outstanding at September 30, 2013, all of which are exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01 – 5.00	2,366,792	0.97	$3.93	$3,560,668

MidCap:

The Company issued warrants to purchase 357,356 shares of Common Stock at a price of $4.20 in connection with a loan financing in July 2013. The warrants had a fair value of $1 million at the date of the grant.

Restricted Stock Units:

During the nine months ended September 30, 2013, a total of 1,078,336 RSUs with a fair market value of approximately $4.5 million were granted to members of the Company’s senior management. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years. This grant was in lieu of the 2012 annual option grant typically given to senior management in order to bring the percentage ownership of senior management in line with the senior management of companies in the Company’s peer group.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

10.	Stockholders’ Equity (continued):

In addition, in June 2013, the Company issued 3,125 RSUs with a fair value of $0.01 million to a new board member, which vested immediately. The Company also issued in August 2013, a total of 118,853 RSUs to board members with a fair value of approximately $0.6 million, of which 63,853 RSUs vested immediately and the remaining 55,000 vest in August 2014.

Preferred Stock

The Company has authorized five million “blank check” shares of $.001 par value convertible preferred stock. At September 30, 2013, 2,709,300 shares of Series A Preferred were outstanding.

11.	Commitments and contingencies:

Litigation Related To ONSOLIS®

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

Inter partes reviews, a new USPTO process to review the patentability of one or more claims of patents, was enacted in September, 2012. As such, on June 12, 2013, despite the Company’s previously noted success in the prior ex parte reexaminations for the “292” and “891” patents, the Company availed themselves of this new process and filed requests for inter partes reviews on the narrowed, yet reexamined, patents, the ‘292C1 and ‘891C1 Patents, to challenge their validity and continue to strengthen the Company’s position. This inter partes review process allows the Company to actively participate in the reviews and address any of MonoSol’s arguments and representations made during the review process, which heightens the Company’s ability to invalidate these patents. After reviewing Monosol’s Appeal Brief (filed June 24, 2013) and the Company’s Respondent’s Brief (filed July 24, 2013), the USPTO formally initiated the appeals process with the Examiner’s Answer on August 8, 2013, which affirmed the rejection of all the claims in the ‘588 Patent.

Based on the Company’s original assertion that its proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the USPTO, the Company remains very confident in their original stated position regarding this matter. Thus far the Company has proven that the “original” ‘292 and ‘891patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, ‘588, has had all claims rejected and appears to have had a similar fate. Importantly, the Company will continue to defend this case vigorously, and anticipates that MonoSol’s claims against the Company will ultimately be rejected.

Litigation Related To BUNAVAILTM

On October 29, 2013, Reckitt Benckiser, Inc. RB Pharmaceuticals Limited, and MonoSol RX, LLC (collectively, the “RB Plaintiffs”) filed an action against the Company relating to the Company’s BUNAVAIL™ product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL™ is a proposed treatment for opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL™, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832). The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit.

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

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Product Royalty Revenues. We recognized $0.9 million in product royalty revenue during the three months ended September 30, 2013 under our license agreement with Meda. No such revenue was reported in the corresponding period of 2012. The product royalty revenues can be attributed to the commercial launch of BREAKYL™ in the EU in October 2012.

Contract Revenues. We recognized $1.7 million and $1.8 million in contract revenue during the three months ended September 30, 2013 and 2012, respectively, under the Endo Agreement. We recognized $0.3 million in contract revenue during the three months ended September 30, 2013, under the TTY Agreement. No such revenue was recognized in the corresponding period of 2012 from TTY. We also recognized $0.05 million during both of the three months ended September 30, 2013 and 2012, in contract revenue related to previously deferred revenue under our license agreement with Meda.

Cost of Product Royalties. We recognized $0.6 million and $0.4 million in cost of product royalties during the three months ended September 30, 2013 and 2012, respectively. Both periods include minimum quarterly payments to CDC and the 2013 period also includes cost of product royalties in support of the EU commercial launch of BREAKYL™.

Research and Development Expenses. During the three months ended September 30, 2013 and 2012, research and development expenses totaled $16.4 million and $12.5 million, respectively. The increase in research and development expenses can be attributed to two pivotal pain studies and one safety trial pursuant to the Endo Agreement for our Buprenorphine chronic pain program. The safety trial did not begin until October 2012. In addition, the two pivotal pain studies in 2013 have more patients and corresponding recruiting activities than were experienced in the corresponding prior year period. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, which includes ONSOLIS®, BEMA® Buprenorphine for chronic pain and BUNAVAIL™ for the treatment of opioid dependence. We also began development activities for Topical Clonidine Gel for painful diabetic neuropathy. Research and development expenses generally include contractor services, compensation for scientific personnel and other costs directly related to the development and application of drug technologies.

We anticipate a significant reduction in our research and development spending starting in the fourth quarter of 2013 and continuing into 2014 based on the completion of the BUNAVAIL™ NDA work and the winding down of the clinical trial programs for BEMA® Buprenorphine for Chronic Pain.

General and Administrative Expenses, net. We recognized $3 million in general and administrative expenses during each of the three months ended September 30, 2013 and 2012. General and administrative costs include legal, accounting and management wages, legal and professional fees, office supplies, travel costs, stock compensation expenses, consulting fees and business development costs.

Interest (expense) income, net. During the three months ended September 30, 2013 we had net interest expense of $0.5 million, consisting of $0.4 million of scheduled interest payments and $0.1 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap, offset by interest income of $0.01 million. During the three months ended September 30, 2012, we had interest income of $0.09 million.

Derivative (loss) gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the three months ended September 30, 2013, our stock price increased. This is the largest component of the Black-Scholes change. As a result, our derivative liability also increased, resulting in a $0.9 million charge to income. During the three months ended September 30, 2012, our stock price also increased. Again, our derivative liability increased, resulting in a $3.3 million loss. Also included in the 2012 loss was a $0.2 million loss in the value of our former Biovest warrant.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Product Royalty Revenues. We recognized $1.8 million in product royalty revenue during the nine months ended September 30, 2013 under our license agreement with Meda. No such revenue was reported during the corresponding period of 2012. The increase in product royalty revenues can be attributed to the commercial launch of BREAKYL™ in the EU in October 2012.

Research Revenues. We recognized $0.01 million of revenue related to a research and development agreement with Meda during the nine months ended September 30, 2012. There was no research revenue during the nine months ended September 30, 2013.

Contract Revenues. We recognized $5.1 million and $34.5 million in contract revenue during the nine months ended September 30, 2013 and 2012, respectively, under the Endo Agreement. The 2012 amount includes $15.6 million of the $30 million up-front license fee from Endo received in January 2012 ($14.4 million was recorded as deferred contract revenue), $15 million received from Endo in May 2012 for a milestone associated with the granting of a certain patent and $3.9 million in previously deferred contract revenue. We recognized $0.3 million in contract revenue during the nine months ended September 30, 2013, under the TTY Agreement. No such revenue was recognized in the corresponding prior year period from TTY. We also recognized $0.2 and $0.1 million during the nine months ended September 30, 2013 and 2012, respectively, in contract revenue related to previously deferred revenue under our license agreement with Meda.

Cost of Product Royalties. We recognized $1.7 million and $1.1 million in cost of product royalties during the nine months ended September 30, 2013 and 2012, respectively. Both periods include minimum quarterly payments to CDC and the 2013 period also includes cost of product royalties in support of the EU commercial launch of BREAKYL™.

Research and Development Expenses. During the nine months ended September 30, 2013 and 2012, research and development expenses totaled $41.2 million and $23.8 million, respectively. The increase in research and development expenses can be attributed to two pivotal pain studies and one safety trial pursuant to the Endo Agreement for our Buprenorphine chronic pain program. The safety trial did not begin until October 2012. In addition, the two pivotal pain studies in 2013 have more patients and corresponding recruiting activities than were experienced in the corresponding prior year period. Also contributing to the 2013 increase was the $2.1 million of in-process research and development (paid in Common Stock) associated with the aforementioned license agreement with Arcion. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, which includes ONSOLIS®, BEMA® Buprenorphine for chronic pain and BUNAVAIL™ for the treatment of opioid dependence. We also began development activities for Topical Clonidine Gel for painful diabetic neuropathy. Research and development expenses generally include contractor services, compensation for scientific personnel and other costs directly related to the development and application of drug technologies.

We anticipate a significant reduction in our research and development spending starting in the fourth quarter of 2013 and continuing into 2014 based on the completion of the BUNAVAIL™ NDA work and the winding down of the clinical trial programs for BEMA® Buprenorphine for Chronic Pain.

General and Administrative Expenses, net. During the nine months ended September 30, 2013 and 2012, general and administrative expenses totaled $9.1 million and $8 million, respectively. General and administrative costs include legal, accounting and management wages, legal and professional fees, office supplies, travel costs, stock compensation costs, consulting fees and business development costs. The increase in general and administration expenses can be primarily attributed to stock compensation expense, which was $2.5 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest (expense) income, net. During the nine months ended September 30, 2013 and 2012 we had net interest expense of $0.3 million, consisting of $0.4 million of scheduled interest payments and $0.1 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap, offset by interest income of $0.2 million. In the nine months ended September 30, 2012, we had interest income of $0.2 million.

Derivative gain (loss). Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the nine months ended September 30, 2013, the volatility component of the Black Scholes calculation declined as many of these warrants are near the end of the their term. As a result, our derivative liability decreased, resulting in a $0.5 million gain. During the nine months ended September 30, 2012, our stock price had a large increase. Therefore, our derivative liability increased, resulting in a $8.9 million charge to income.

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements, revenue generated as a result of our worldwide license and development agreement with Meda regarding ONSOLIS® and revenue generated as a result of our January 2012 agreement with Endo regarding our BEMA® Buprenorphine product candidate. We intend to finance our research and development, commercialization efforts and our working capital needs from existing cash, royalty revenue, new sources of debt financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

At September 30, 2013, we had cash and cash equivalents of approximately $38.3 million. We used approximately $45 million of cash from operations during the nine months ended September 30, 2013, principally on research and development. As of September 30, 2013, we had stockholders’ equity of approximately $11 million versus approximately $49.8 million at December 31, 2012. We believe that our existing cash as of the date of this Report, together with other expected cash inflows from other milestones and royalties, is anticipated by management to be sufficient to fully fund our planned level of operations through the fourth quarter of 2014.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$177,439	$117,828	$59,611	$—	$—
Employment agreements	817,141	817,141	—	—	—
Secured loan facility	20,000,000	5,333,333	14,666,667	—	—
Interest on secured loan facility	2,798,201	1,633,044	1,165,157	—	—
Minimum royalty expenses*	9,750,000	1,500,000	3,000,000	3,000,000	2,250,000

Total contractual cash obligations**	$33,542,781	$9,401,346	$18,891,435	$3,000,000	$2,250,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, product rights, and licenses, all of which are accounted for based on GAAP related to Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but is tested annually in December for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from eleven to thirteen years. Our carrying value of goodwill at September 30, 2013 was $2.715 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements or the underlying patents. Our carrying value of other amortizing intangible assets at September 30, 2013 was $5.4 million, net of accumulated amortization of $5.5 million. We begin amortizing capitalized intangibles on their date of acquisition.

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

There were no impairment charges during the nine months ended September 30, 2013 or 2012.

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

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. We may from time to time have amounts on deposit in excess of the insured limits. As of September 30, 2013, we had approximately $38 million, which exceed these insured limits.

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

Changes in Internal Control over Financial Reporting

Subsequent to September 30, 2013, on October 17, 2013, Ernest R. De Paolantonio was appointed as the Company’s Chief Financial Officer and Secretary. Given the proximity of Mr. De Paolantonio’s appointment with the required filing date for this Quarterly Report, and given the requirement that the Company’s principal accounting officer evaluate the Company’s internal controls and procedures as of September 30, 2013, it was agreed, with the concurrence of the Audit Committee of the Company’s Board of Directors, that Mr. James A. McNulty, formerly the Company’s Chief Financial Officer, Secretary and Treasurer and currently its Senior Vice President—Finance and Treasurer, would serve as the acting principal accounting officer (The “Acting Principal Accounting Officer”) of the Company through the filing of this Quarterly Report, and thereafter the role of principal accounting officer will transition to Mr. De Paolantonio.

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and current Senior Vice President—Finance and Treasurer (Acting Principal Accounting Officer) (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Litigation Related To ONSOLIS®

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

A Reexamination Certificate for MonoSol’s ‘891 Patent in its amended form was issued August 21, 2012 (Reexamined Patent No. 7,357,891C1 or the ‘891C1 Patent). A Reexamination Certificate for MonoSol’s ‘292 Patent in its amended form was issued on July 3, 2012 (Reexamined Patent No. 7,425,292C1 or the ‘292C1 Patent). These actions by the USPTO confirm the invalidity of the original patents and through the narrowing of the claims in the reissued patents strengthens our original assertion that our products and technologies do not infringe on MonoSol’s original patents.

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

Importantly, in the case of MonoSol’s ‘588 Patent, the USPTO on July 20, 2012 issued a second Office Action closing prosecution and rejecting for a second time all claims as anticipated or obvious. It also rejected the amended claims proposed by MonoSol as unclear and lacking support. Then, on January 23, 2013, the USPTO issued a Right of Appeal Notice, rejecting all claims of the ‘588 Patent and closing reexamination proceedings. This action confirms that all claims of this patent are also invalid, but unlike ‘292 and ‘891, the USPTO has not found that any amended or narrower claims should be granted. On February 22, 2013, MonoSol filed both a Notice of Appeal to the Board of Patent Appeals and Interferences and a Request for Continuing Examination of the ‘588 Patent. On March 12, 2013, we filed a petition requesting the USPTO to deny Monosol’s February 22, 2013 Request to Continue Examination and to allow the proceedings to go to an appeal. Subsequently, on July 3, 2013, the USPTO denied Monosol’s February 22, 2013 Request to Continue Examination. After reviewing Monosol’s Appeal Brief (filed June 24, 2013) and our Respondent’s Brief (filed July 24, 2013), the USPTO formally initiated the appeals process with the Examiner’s Answer on August 8, 2013, which affirmed the rejection of all the claims in the ‘588 Patent.

Based on our original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against us while the third has had all claims rejected by the USPTO, we remain very confident in our original stated position regarding this matter. Thus far, we have proven that the “original” ‘292 and ‘891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, ‘588, has had all claims rejected and appears to have had a similar fate. Importantly, we will continue to defend this case vigorously, and we anticipate that MonoSol’s claims against us will ultimately be rejected.

Litigation Related To BUNAVAILTM

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol RX, LLC (collectively, the “RB Plaintiffs”) filed an action against us relating to our BUNAVAIL™ product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL™ is a proposed treatment for opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL™, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832) (the “‘832 Patent”). We believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL™.

We believe that this action is in response to a recent decision wherein the FDA recently ruled in favor of our position in two Citizen Petitions filed by the RB Plaintiffs that sought to prevent the FDA from accepting and filing our New Drug Application (“NDA”) for BUNAVAIL™. The two Citizen Petitions, filed on December 2, 2011 and August 13, 2013, respectively, included requests that the FDA refuse to accept for filing any NDAs submitted using the 505 (b)(2) regulatory pathway for buprenorphine/naloxone products consisting of a polymer film for application to the buccal mucosal membranes (such as BUNAVAIL™), unless such application references the NDA for Suboxone (buprenorphine/naloxone) sublingual film (and not the Suboxone sublingual tablet NDA). Suboxone is an approved product for opioid dependence. The requirement to reference the Suboxone film formulation, which is under patent exclusivity with Orange Book-listed patents, including the ‘832 Patent, was aimed at delaying the eventual approval of BUNAVAIL™. FDA did not agree with these arguments and in its decision on September 18, 2013, it denied the requests and subsequently, accepted and filed the BUNAVAIL™ NDA.

We believe that the RB Plaintiff’s claim of patent infringement has no more validity than the recently rejected Citizen Petitions, but is being used as another anticompetitive attempt to distract us in our efforts toward commercializing BUNAVAIL™. We look forward to the FDA’s review of the BUNAVAIL™ NDA as it moves toward the June 7, 2014 Prescription Drug User Fee Act (“PDUFA”) date. In the meantime, we strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit.

Item 1A.	Risk Factors.

No update.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Update on Relaunch Activities in the U.S. for ONSOLIS®

Subsequent to our announcement on March 12, 2012 regarding the postponement of the U.S. relaunch by Meda of our FDA-approved ONSOLIS® until the product formulation could be modified to address two appearance issues raised by FDA following an inspection of the Aveva manufacturing facility where ONSOLIS® is produced, the FDA requested that we identify, characterize and address the formation of microscopic crystals and a slight fading of the color during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity or safety, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specifications before additional product can be manufactured and distributed. Therefore, the U.S. re-launch and additional manufacturing of ONSOLIS® has been postponed until such product appearance issues have been resolved.

The crystals and fading issues for ONSOLIS® were presented to the FDA at a favorable meeting in December 2012. A data generation plan to support the approval of a new formulation that resolved both issues was submitted to FDA in March 2013 and followed by initiation of manufacturing by our contract manufacturer in second quarter. Submission of initial stability results for the new formulation is expected early in 2014 with approval by mid-year and re-launch of ONSOLIS® by Meda in the second half of 2014.

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Acting Principal Accounting Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: November 12, 2013	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ James A. McNulty
James A. McNulty, Senior Vice President—Finance and Treasurer (Acting Principal Accounting Officer)

S-1