Form 10-K
period 2013-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2014-03-14
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013 was approximately $134,206,938 based on the closing sale price of the company’s common stock on such date of $4.06 per share, as reported by the NASDAQ Capital Market.

As of March 11, 2014, there were 47,947,817 shares of company common stock issued and 47,932,326 shares of company common stock outstanding.

BioDelivery Sciences International, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2013

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	our plans and expectations regarding the timing and outcome of research, development, commercialization, manufacturing, marketing and distribution efforts relating to our BEMA® drug delivery technology platform and any proposed products, product candidates, including our sole approved product, ONSOLIS®, our partnered product candidate, BEMA® Buprenorphine and our other lead product candidates, BUNAVAIL™ and Clonidine Topical Gel;

•	the domestic and international regulatory process and related laws, rules and regulations governing our technologies and our approved and proposed products and formulations, including: (i) the timing, status and results of our or our commercial partners’ filings with the U.S. Food and Drug Administration and its foreign equivalents, (ii) the timing, status and results of non-clinical work and clinical studies, including regulatory review thereof and (ii) the heavily regulated industry in which we operate our business generally;

•	our ability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our products and product candidates, including for BUNAVAIL™, which we are intending to self-commercialize;

•	our ability, or the ability of our commercial partners to actually develop, commercialize, manufacture or distribute our products and product candidates;

•	our ability to generate commercially viable products and the market acceptance of our BEMA® technology platform and our proposed products and product candidates;

•	our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;

•	our expectations about the potential market sizes and market participation potential for our approved or proposed products;

•	the protection and control afforded by our patents or other intellectual property, and any interest patents or other intellectual property that we license, of our or our partners’ ability to enforce our rights under such owned or licensed patents or other intellectual property;

•	the outcome of ongoing or potential future litigation (and related activities, including inter partes reviews and inter partes reexaminations) or other claims or disputes relating to our business, technologies, products or processes;

•	our expected revenues (including sales, milestone payments and royalty revenues) from our products or product candidates and any related commercial agreements of ours;

•	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to address any regulatory issues that have arisen or may in the future arise;

•	our ability to retain members of our management team and our employees; and

•	competition existing today or that will likely arise in the future.

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

In formulating our products and product candidates, we utilize the novel, patent protected and proprietary BioErodible MucoAdhesive (“BEMA®”) drug delivery technology, a small, erodible polymer film for application to the buccal mucosa (the lining inside the cheek). Our first U.S. Food and Drug Administration (which we refer to as the FDA) approved product, ONSOLIS® (fentanyl buccal soluble film), as well as other product candidates, including BUNAVAIL™, utilize our BEMA® technology.

We have worked with other delivery technologies in the past, and as part of our corporate growth strategy, we may seek to acquire or license additional drug delivery technologies or drugs utilizing the delivery or other technologies of other companies. Clonidine Topical Gel, which was licensed from Arcion Therapeutics (or Arcion) in 2013, does not utilize the BEMA® technology and allowed us to diversify our portfolio while maintaining a focus in pain and addiction. As we gain access to such technologies, we seek to formulate these technologies with proven, FDA approved therapeutics and utilize our development and commercialization experience to, either by ourselves or through partnerships, navigate the resulting products through the regulatory review process and ultimately bring them to the marketplace.

Our current development strategy focuses primarily on our ability to utilize the FDA’s 505(b)(2) approval process to obtain more timely and efficient approval of new formulations of previously approved, active therapeutics incorporated into our drug delivery technology. Because the 505(b)(2) approval process is designed to address new formulations of previously approved drugs, we believe it has the potential to be more cost efficient and expeditious and have less regulatory approval risk than other FDA approval approaches.

BEMA® Buprenorphine for Chronic Pain

BEMA® Buprenorphine is a partial mu-opioid agonist and a potential treatment for moderate to severe chronic pain. In December 2009, we announced that the primary efficacy endpoint was achieved in a Phase 2 clinical study evaluating the safety and efficacy of a range of doses of BEMA® Buprenorphine. Completion of this Phase 2 study led to the initiation of a Phase 3 double-blind, randomized, placebo-controlled clinical study which was initiated in the fourth quarter of 2010. On September 28, 2011, we announced the preliminary findings of our randomized, placebo-controlled, Phase 3 clinical study of BEMA® Buprenorphine for the treatment of moderate to severe chronic pain in a mixed opioid naïve and opioid experienced population. The primary endpoint of the study, overall pain intensity difference between BEMA® Buprenorphine and placebo, was not achieved. Following full analysis of the data, we concluded that we encountered a high placebo response in the opioid naïve segment of the patient population, particularly at our starting dose, which we believe accounted for the lack of statistically significant efficacy that was observed in the trial overall. We believe this is an occurrence typical of many pain trials. We believe the totality of the study results favored BEMA® Buprenorphine, including a near statistically significant difference between BEMA® Buprenorphine and placebo in the opioid experienced group of patients in the trial (p=0.067). In addition, when eliminating the group of patients that did not titrate beyond the starting dose, a statistically significant difference between BEMA® Buprenorphine and placebo (p=0.025) was identified. Neither of these subgroups was sufficiently large enough to be powered to show a statistical difference. Overall, the trial, though not successful, provided a wealth of knowledge beneficial in the design of two additional Phase 3 clinical studies, which were initiated in the second half of 2012 under our agreement with Endo Pharmaceuticals, Inc. (or Endo), as described below.

In January 2012, we announced the signing of a worldwide licensing and development agreement for BEMA® Buprenorphine (which we refer to herein as the Endo Agreement) with Endo under which we granted to Endo the exclusive, worldwide rights to develop and commercialize BEMA® Buprenorphine for the treatment of chronic pain. The financial terms of our agreement with Endo include: (i) a $30 million upfront license fee, which we received in January 2012; (ii) $95 million in potential milestone payments based on achievement of pre-defined intellectual property, clinical development and regulatory events (some of which we received in 2012); (iii) $55 million in potential sales threshold payments upon achievement of designated sales levels; and (iv) a tiered, mid- to upper-teen royalty on net sales of BEMA® Buprenorphine in the United States and a mid- to high-single digit royalty on net sales of BEMA® Buprenorphine outside the United States. Endo is one of the premier companies in the area of pain management and has demonstrated significant achievements in the pain space, particularly with the development, launch and commercialization of a portfolio of pain therapeutics including Opana® ER, Lidoderm® and Voltaren® Gel. We believe BEMA® Buprenorphine is an excellent fit with Endo’s pain portfolio and will, if approved, add a Schedule III opioid to their branded pain franchise. BEMA® Buprenorphine would complement Endo’s pain therapeutics portfolio providing the company with an opportunity to offer a “ladder” of pain products, aligned with pain severity and opioid scheduling. In particular, BEMA® Buprenorphine would potentially be aligned with the needs of pain specialists and primary care physicians who seek an alternative to Schedule II opioids for the treatment of moderate to severe chronic pain that is not adequately controlled with commonly prescribed first-line therapies (e.g., NSAIDs).

One of the key intellectual property milestones under our Endo Agreement was achieved in February 2012, when the U.S. Patent and Trademark Office (or USPTO) issued a Notice of Allowance regarding one of our patent applications (No. 13/184306) which, once the patent was granted in April 2012, will extend the exclusivity of the BEMA® drug delivery technology for BEMA® Buprenorphine (as well as BUNAVAIL™, as discussed below) from 2020 to 2027. As a result, we received a milestone payment in the amount of $15 million in May 2012, and also related to the issuance of the patent, will receive an additional milestone payment of $20 million at the time of approval of a New Drug Application (or NDA) by the FDA for BEMA® Buprenorphine for the treatment of chronic pain. Such amounts are included in the aforementioned $95 million in potential milestone payments based on intellectual property and clinical development and regulatory events.

In May 2012, in close collaboration with Endo, we initiated two Phase 3 clinical studies – one in an opioid naïve and one in opioid experienced populations. The Phase 3 clinical trials were enriched-enrollment, double-blind, randomized withdrawal studies to evaluate the efficacy and safety of BEMA® Buprenorphine in the treatment of chronic lower back pain in opioid naive patients and a population of patients who were opioid experienced. The studies were designed to address some of the issues encountered in the initial Phase 3 study and included sample size increases, the use of higher doses and multiple adjustments to inclusion/exclusion criteria. Patients titrated to a well-tolerated, effective dose were randomized to either continue on that dose of BEMA® Buprenorphine, or receive placebo (BEMA® film with no active drug), with treatment continuing for 12 weeks. The primary efficacy endpoint was the mean change in the daily average pain numerical rating scale (NRS-Pain) scores from baseline (just prior to randomization) to week twelve of the double-blind treatment period. Pain was self-reported daily on an 11-point numeric rating scale (daily NRS; 0=no pain, 10=worst possible pain).

Interim analyses were conducted as part of the Phase III protocol in both the opioid naïve and opioid experienced studies to allow for adjustments to the sample size in order to maintain appropriate study power to detect statistically significant differences between BEMA® Buprenorphine and placebo. The analyses were conducted by an independent biostatistician. We and Endo announced in September 2013 that, as a result of the interim analyses, no sample size adjustment would be necessary to the opioid naïve study and that additional patients would be added to the ongoing opioid experienced. The outcomes of the interim analyses were significant because they utilized actual study data to confirm or adjust sample sizes, and importantly, maintain probability of a successful outcome.

On January 23, 2014, we announced with Endo positive top-line results from the Phase 3 efficacy study of BEMA® buprenorphine in opioid-“naïve” subjects. The trial successfully met its primary efficacy endpoint in demonstrating that BEMA® Buprenorphine resulted in significantly (p<0.005) improved chronic pain relief compared to placebo. Additional secondary endpoints were supportive of the efficacy of BEMA® Buprenorphine compared to placebo. The most commonly reported adverse events in patients treated with buprenorphine compared to placebo were nausea (10% vs. 8%), vomiting (4% vs. 2%) and constipation (4% vs. 2%). The locking of the database for the opioid naïve study triggered a $10 million milestone payment from Endo per the terms of the license agreement, which we received in February 2014. Results from the Phase 3 study in opioid experienced patients is anticipated in mid-2014.

BUNAVAIL™ (buprenorphine and naloxone buccal film)

In addition, we believe that the widespread use of buprenorphine for the treatment of opioid dependence presents an additional commercial opportunity, and we developed a formulation of BEMA® Buprenorphine specifically for the treatment of opioid dependence. The product combines a “high dose” of buprenorphine along with an abuse deterrent agent, naloxone. BUNAVAIL™ provides us with an opportunity to compete in the growing opioid dependence market which, according to Wolters Kluwer, exceeded $1.7 billion in sales in the U.S in 2013.

Pharmacokinetic studies have demonstrated the ability of the BEMA® technology to deliver the high doses of buprenorphine necessary for the treatment of opioid dependence. Following completion of two studies assessing the pharmacokinetics of BUNAVAIL™, a meeting was held with FDA in early February 2012, and following the meeting, we announced that we had reached an agreement with the FDA on the development plan for BUNAVAIL™, which includes a pivotal pharmacokinetic study comparing BUNAVAIL™ to Suboxone® in normal volunteers and a supporting safety study in opioid dependent patients. The FDA concurred with our strategy.

In September 2012, we announced the positive outcome of the pivotal pharmacokinetic study comparing BUNAVAIL™ to Suboxone®. The study was designed to compare the relative bioavailability of buprenorphine and naloxone between BUNAVAIL™ and the reference product, Suboxone® tablets. The results demonstrated that the two key pharmacokinetic parameters, maximum drug plasma concentration (Cmax) and total drug exposure (AUC), for buprenorphine were comparable to Suboxone®, and that the same parameters for naloxone were similar or less than Suboxone®. This was followed by initiation of the safety study requested by FDA, assessing the safety and tolerability of BUNAVAIL™ in patients converted from a stable dose of Suboxone® (buprenorphine/naloxone) sublingual tablets or films. A total of 249 patients were enrolled in the study, (191 patients completed) which completed in December

2012. Results of the study showed a very favorable safety and tolerability profile along with strong study subject retention and high dose form acceptability ratings. Data showed that over 91% of patients who switched from Suboxone® film or tablets considered the taste of BUNAVAIL™ to be very pleasant, pleasant or neutral and over 82% rated the ease of use of BUNAVAIL™ as very easy, easy or neutral.

On July 31, 2013, we submitted the NDA for BUNAVAIL™ to the FDA for review. The NDA was later accepted for filing in October 2013 and a Prescription Drug User Fee Act (“PDUFA”) date of June 7, 2014 was assigned, meaning that we expect a response from the FDA on our NDA for BUNAVAIL™ by that date.

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

The FDA approval of ONSOLIS®, together with our satisfactory preparation of launch supplies of ONSOLIS®, triggered the payment to us by our commercial partner, Meda AB, a leading international specialty pharmaceutical company based in Sweden (which we refer to herein as Meda), of approval milestones aggregating $26.8 million. The first national approval of BREAKYL™ in the E.U. resulted in a milestone payment of $2.5 million from Meda. A second milestone payment of $2.5 million was subsequently realized at the time of first commercial sale in the E.U. in October 2012. We began receiving royalties from Meda on net sales of ONSOLIS® in the U.S. and Canada following launch and from BREAKYL™ following launch in the E.U. Our royalty revenue from this product remains below original projections due to certain regulatory conditions in the U.S., which are discussed below.

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

In 2010, we secured commercialization rights for ONSOLIS® for the remaining worldwide territories through execution of licensing agreements with KUNWHA Pharmaceutical Co., Ltd. (“Kunwha”), for South Korea and TTY Biopharm Co., Ltd. (“TTY”) for Taiwan where the product will be marketed as PAINKYL™. The following is a summary of the current regulatory and commercial Status of ONSOLIS®/BREAKYL™.

Region	Partner	Regulatory Status	Commercial Status

U.S.	Meda Pharmaceuticals	Approved	Launched October 2009

Canada	Meda Valeant Pharma Canada Inc.	Approved	Launched 3Q 2011

E.U.	Meda A.B.	Approved	Launched 4Q 2012

Taiwan	TTY Biopharm Ltd.	Approved	Launch anticipated 2Q 2015

Australia	Meda Valeant Pharma Canada Inc.	Filed	—

Israel	Meda (sub-licensed to MegaPharma)	Under review

South Korea	Kunwha Pharmaceutical Co. Ltd.	Pre-registration	—

Although we have generated licensing-related and other revenue to date from the commercial sales of an approved product — ONSOLIS®/BREAKYL™ — such revenue has been minimal to date due to multiple factors, including a highly restrictive Risk Evaluation and Mitigation Strategy (REMS) imposed by the FDA and certain formulation issues described below. The lack of approved REMS programs for our direct competitors resulted in an un-level playing field, which created an unfavorable selling environment for ONSOLIS® into 2012. In the E.U., BREAKYL™ began to be launched on a country by country basis starting in the fourth quarter of 2012. Sales of BREAKYL™ in 2013 and 2012 amounted to $1.8 million and $1.1 million respectively.

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

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide REMS until the product formulation could be modified to address two appearance issues raised by FDA during an inspection of the manufacturing facility of our North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (which we refer to herein as Aveva). Specifically, the FDA identified the formation of microscopic crystals and a fading of the color in the mucoadhesive layer during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specification before additional product can be manufactured and distributed. The source of microcrystal formation and the potential for fading of the product was found to be specific to a buffer used in the manufacturing process for ONSOLIS®. ONSOLIS® has been reformulated and we believe the appearance issues have been resolved. Meda, our commercial partner, is working to determine the content and timing of the submission to FDA. Once submitted, FDA’s review of the application may take up to 6 months. If the submission is made before mid-2014, and approved by FDA, the relaunch could occur by years end, otherwise, the relaunch would move to sometime 2015.

Clonidine Topical Gel

In March 2013, we announced our entry into a worldwide licensing agreement with privately held Arcion, where we will develop and commercialize Clonidine Topical Gel (formerly ARC4558) for the treatment of painful diabetic neuropathy (or PDN) and potentially other indications. Under the terms of the agreement, we made an upfront payment of $2 million to Arcion in the form of unregistered shares of our common stock. Additional financial terms of the licensing agreement include a milestone payment to Arcion of $2.5 million in unregistered shares of our common stock upon acceptance by the FDA of a NDA for topical clonidine gel and a cash payment to Arcion of between $17.5 and $35 million upon NDA approval, depending on certain regulatory and commercial considerations. In addition, the licensing agreement includes sales milestones and low single-digit royalties on net worldwide sales.

PDN market is highly under-served by existing products and there is a strong scientific rationale for developing a topical treatment for PDN that delivers analgesia in a way that avoids systemic side effects. Evidence has shown that clonidine stimulates an inhibitory receptor in the skin associated with pain fibers. Arcion has assessed its effectiveness in reducing pain in PDN in a double-blind, placebo-controlled, Phase 2 study where the primary study endpoint was the change in pain intensity over a 3 month treatment period in diabetic foot pain. A significant treatment difference was seen in the planned subset analysis of diabetic patients who had documented evidence of “functioning pain receptors” in the skin of the lower leg (p=0.01, n=63) thus, at a minimum, supporting the effectiveness of topical clonidine in diabetic patients with functioning pain receptors of the skin. In the overall population that included patients without “functioning nerve receptors”, there was a trend favoring topical clonidine gel (p=0.07, n= 182), though the overall results did not reach statistical significance.

Oral medications that are approved for the treatment of painful diabetic neuropathy include anticonvulsants such as Lyrica (pregabalin), the antidepressant Cymbalta® (duloxetine) and the opioid Nucynta® (tapentadol), with sales for the treatment of neuropathic pain totaling over $3 billion in the U.S. according to Datamonitor. These treatments are modestly effective in relieving symptoms and their use can be limited by adverse effects and drug interactions.

We met with representatives of the FDA on November 21, 2013 to discuss the development program for Clonidine Topical Gel for the treatment of painful diabetic neuropathy. The FDA agreed with the proposed clinical program which included two placebo-controlled studies and one long term safety study in patients suffering from painful diabetic neuropathy, the number of treated subjects required for the safety assessment and the plan for data integration of previously performed and planned clinical studies.

The discussion provided us with the input and clarity needed to progress the program directly to Phase 3. It also appears that the FDA recognizes the need for new treatment options for painful diabetic neuropathy by confirming Fast Track designation for the program that could potentially lead to a priority review.

The feedback from FDA enabled us to initiate the first of two placebo controlled studies in early 2014. If the initial placebo controlled study meets its primary endpoint, the results for which could be available as early as the end of 2014, we could be in a position to initiate the second placebo controlled study in early 2015 with an NDA Submission in 2016.

Additional Overview Information

From our inception through December 31, 2013, we have recorded accumulated losses totaling approximately $151.3 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Ultimately, if we secure additional approvals from the FDA and other regulatory bodies throughout the world for our product candidates, our goal will be to augment our current sources of revenue and, as applicable, deferred revenue (principally licensing fees), with sales of such products or royalties from such sales, on which we may pay royalties or other fees to our licensors and/or third-party collaborators as applicable.

We intend to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	commercializing our product candidates like BUNAVAIL™;

•	partnering with other pharmaceutical companies such as Meda and Endo to assist in the distribution of our products like BEMA® Buprenorphine and ONSOLIS®, for which we would expect to receive upfront milestone and royalty payments;

•	licensing and joint venture arrangements with third parties, including other pharmaceutical companies whose own proprietary pharmaceutical products may benefit from our drug delivery technologies, or where their product profile would be augmented by the inclusion of our products; and

•	securing proceeds from public and private financings and other strategic transactions.

We have based our estimates of development costs, market size estimates, peak annual sales projections and similar matters described below and elsewhere in this Report on our market research, third party reports and publicly available information which we consider reliable. However, readers are advised that the projected dates for filing and approval of our Investigational New Drug Applications (known as INDs) or NDAs with the FDA or other regulatory authorities, our estimates of development costs, our projected sales and similar metrics regarding ONSOLIS®, BEMA® Buprenorphine, BUNAVAIL™, Clonidine Topical Gel or any other product candidates discussed below and elsewhere in this Report are merely estimates and subject to many factors, many of which may be beyond our control, which will likely cause us to revise such estimates. Readers are also advised that our projected sales figures do not take into account the royalties and other payments we will need to make to our licensors and strategic partners. Our estimates are based upon our management’s reasonable judgments given the information available and their previous experiences, although such estimates may not prove to be accurate.

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

ONSOLIS® and Our BEMA® Product Candidates

The following table summarizes the status of our marketed product and our current product candidates and product concepts:

Product/Formulation	Indication	Development Status	Commercial Status

ONSOLIS®/BREAKYL™ /PAINKYL™ (U.S./E.U./Taiwan trade names, respectively)	Breakthrough cancer pain in opioid tolerant patients	Approval: U.S. in July 2009; Canada in May 2010; E.U. in October 2010 and Taiwan in July 2013	Partnered worldwide

BEMA® Buprenorphine	Moderate to severe chronic pain	Phase 3 - NDA filing anticipated late 2014 or early 2015	Partnered worldwide with Endo

BUNAVAIL™	Treatment of opioid dependence	PDUFA date June 7, 2014	In-house commercialization

Clonidine Topical Gel	Treatment of painful diabetic neuropathy	Phase 3 study initiated late first quarter 2014.	In-house commercialization for specialty indications possible; primary care rights expected to be partnered

While continuing to work closely with Meda on ONSOLIS® (including on regulatory approvals in other worldwide jurisdictions except for Taiwan where we are working with TTY and in South Korea where we are working with Kunwha), we are presently dedicating much of our corporate resources to developing BEMA® Buprenorphine and BUNAVAIL™. Depending on the availability of corporate resources and market opportunities, we may elect to develop other BEMA® formulations that we may identify.

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

In 2012, the leading company in the fast-acting fentanyl market was Teva Pharmaceutical Industries Ltd. (NASDAQ:TEVA), which completed an acquisition of Cephalon, Inc. in October 2011. Teva markets both the branded (Actiq®) and generic formulations of fentanyl transmucosal lozenge. Additional generic manufacturers include Covidien PLC (NYSE:COV) and Activis, Inc. (NYSE:ACT). Teva introduced a second transmucosal fentanyl product, Fentora® in late 2006. Additional transmucosal formulations of fentanyl approved and currently marketed include, Abstral®, a sublingual tablet, from Galena Pharma., a nasal spray formulation from DepoMed sold under the trade name Lazanda® and a sublingual spray from Insys Therapeutics, Inc., known as Subsys™ that was approved in January 2012. We believe that ONSOLIS® may offer advantages over the marketed and pipeline fentanyl products in terms of ease of use and other attributes; however, we recognize the substantial increase in competition in the category. In total, the combined sales of the transmucosal fentanyl products exceeded $332 million in 2013 according to data from Wolters Kluwer.

BEMA® Buprenorphine for Chronic Pain

This product candidate utilizes the BEMA® technology to deliver the opioid analgesic buprenorphine (low dose) for the treatment of moderate to severe chronic pain. Buprenorphine is a marketed opioid analgesic which has comparable efficacy to morphine but with a lower propensity for abuse and addiction and fewer typical opioid side effects. The lower potential for abuse and addiction places BEMA® Buprenorphine as a Schedule III controlled substance versus the majority of the other potent opioids, such as morphine and oxycodone, which are Schedule II controlled substances. We believe that this attribute will help create a broader market opportunity for BEMA® Buprenorphine as many doctors are, for fear of addiction, reluctant to prescribe narcotics, particularly on a chronic basis. Also, since buprenorphine is a Schedule III controlled substance, physicians will be able to phone, fax or otherwise electronically deliver the prescription to the pharmacy with refills permitted for up to 6 months, thus making chronic therapy easier for both the patient and the physician. Refills are not permitted for Schedule II controlled substances, requiring the patient to obtain a new prescription from the doctor’s office and take such prescription to the pharmacy each time the medication is required.

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

On January 23, 2014, we announced with Endo positive top-line results from the Phase 3 efficacy study of BEMA® Buprenorphine in opioid- “naïve” subjects. The trial successfully met its primary efficacy endpoint in demonstrating that BEMA® Buprenorphine resulted in significantly (p<0.005) improved chronic pain relief compared to placebo. Additional secondary endpoints were supportive of the efficacy of BEMA® Buprenorphine compared to placebo. The most commonly reported adverse events in patients treated with buprenorphine compared to placebo were nausea (10% vs. 8%), vomiting (4% vs. 2%) and constipation (4% vs. 2%). Results from the Phase 3 study in opioid experienced patients is anticipated in mid-2014.

BEMA® Buprenorphine is intended to meet the need for a new narcotic and would be used for chronic pain, including lower back, osteoarthritis and rheumatoid arthritis. Compared to currently marketed products and products under development, we believe that BEMA® Buprenorphine will be differentiated based on the following features:

•	efficacy similar to morphine, but unlike morphine, is a Schedule III narcotic. Such regulatory designation indicates it is less prone to abuse and addiction and more convenient for physicians to prescribe (with prescription refills possible), pharmacists to dispense, and patients to obtain;

•	broad applicability across a wide spectrum of patients with varying types of moderate to severe pain, and can be used as a sole-therapy or in combination with less potent analgesics such as non-steroidal anti-inflammatory drugs (NSAIDS);

•	longer half life which allows for less frequent dosing, thus potentially increasing patient compliance;

•	established safety profile (based on other dosage forms currently in the marketplace both in the U.S. and Europe) compared to agents in development; and

•	improved tolerability, including a lower incidence of constipation and, based on its Schedule III designation, a lower propensity for addiction and abuse versus other opioid analgesics.

The BEMA® delivery system may enable us to provide this opioid in a form suitable for ambulatory care and, because of the safety advantage associated with this opioid, we believe that BEMA® Buprenorphine could be an ideal next step product for patients with incomplete pain relief on non-narcotic analgesics.

The pain market is well established, with many pharmaceutical companies marketing innovative products as well as generic versions of older, non-patent protected products. In 2013, according to data from Wolters Kluwer, the U.S. opioid market exceeded $10 billion in annual sales. Due to the ability of BEMA® Buprenorphine to potentially participate in the chronic pain market, we estimate that BEMA® Buprenorphine for chronic pain has the potential to exceed $500 million in annual peak sales.

BUNAVAIL™

We are also developing a higher dose formulation of BEMA® Buprenorphine combined with the abuse deterrent naloxone for the maintenance treatment of opioid dependence. Because of its lower propensity for abuse and addiction, BUNAVAIL™ may serve as a treatment for opioid dependence by preventing opioid addicted patients’ withdrawal symptoms and cravings. In 2013, total sales of Suboxone® film (an FDA approved product for opioid dependence) in the U.S. exceeded $1.3 billion. We believe BUNAVAIL™ has the potential to offer advantages over Suboxone® film and the more recently approved generic tablets. We estimate that BUNAVAIL™ for the maintenance treatment of opioid dependence has the potential to achieve over $250 million in annual peak sales. The NDA submission was accepted by FDA in October 2013 and a PDUFA data of June 7, 2014, was assigned.

Overview of “Specialty Pharmaceuticals” and the 505(b)(2) Regulatory Pathway

Our corporate focus is “specialty pharmaceuticals” with characteristics that provide substantial points of differentiation from existing products. Our product portfolio is based on the application of drug delivery technologies to existing drugs for the creation of novel products. We then seek proprietary protection and FDA approval, and subsequently commercialize these products ourselves or through partners. We believe that research and development efforts focused on novel dose forms of FDA approved drugs is less risky than attempting to discover new drugs, sometimes called new chemical entities (known as NCEs). Our corporate focus came to initial fruition with the FDA’s approval of ONSOLIS® (fentanyl buccal soluble film) in 2009. It is our goal to replicate this success with our current product candidates, and to identify new product candidates suitable for this development strategy that would add significant commercial value to us.

An important part of our strategy is the utilization of FDA’s 505(b)(2) NDA process for approval. Under the 505(b)(2) process, we are able to seek FDA approval of a new dosage form, dosage regimen or new indication of an FDA approved drug . This regulation enables us to partially rely on the FDA’s previous findings of safety and effectiveness for the drug, including clinical and nonclinical testing, and thereby reduce, although not eliminate, the need to engage in these costly and time consuming activities. A typical development program for a 505(b)(2) submission will include:

•	seven, 14 or 28-day multiple dose toxicity studies in a single species of animals,

•	pharmacokinetic evaluation of the new dosage form in humans,

•	stability data of the drug substance,

•	description of drug product components,

•	description and validation of manufacturing process,

•	one year stability data on 3 commercial scale batches of drug product, and

•	depending on the drug product, may include:

(i)	one or more placebo controlled clinical study in humans to establish the efficacy of the product, and/or

(ii)	a long term clinical study to establish the safety of the product in the intended patient population.

This drug development and regulatory approval process is less extensive and lengthy than for a NCE and, as a result, we believe, is a more cost effective way to bring new product candidates to market.

We have and intend to continue to target drugs that have established markets and an opportunity to introduce a new form of delivery of that product in order to meet an unmet market need. As a result of employing well known drugs in novel technologies, we believe health care providers will be familiar with the drugs and accustomed to prescribing them. As with ONSOLIS®, BEMA® Buprenorphine, BUNAVAIL™ and Clonidine Topical Gel, our drug candidates have been through the regulatory process with safety and efficacy established for an indication, a formulation and a dose range. Consequently, our clinical trials need to demonstrate the safety and efficacy of our products in the chosen patient population.

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

In aggregate, the agreement is worth up to $180 million to us if all milestones or thresholds are met, which includes an upfront non-refundable license fee of $30 million (received January 2012), as well as intellectual property, development, regulatory and commercial milestone and sales threshold payments. Additionally, we will receive a tiered mid to upper teen royalty on U.S. net sales of BEMA® Buprenorphine and a tiered mid to upper single-digit royalty on sales outside the U.S. One of the key intellectual property milestones under our Endo Agreement was achieved when, in April 2012, the USPTO granted US Patent No. 8,147,866 (issued from US Patent Application No. 13/184,306), which will extend the exclusivity of the BEMA® drug delivery technology for BEMA® Buprenorphine (as well as BUNAVAIL™ discussed below) from 2020 to 2027. As a result (and included in the aforementioned $180 million if all milestones or thresholds are met), we received a milestone payment in the amount of $15 million in May 2012, and have become eligible for an additional milestone payment of $20 million which will be paid at the time of approval of a NDA by the FDA for BEMA® Buprenorphine. Additionally, we achieved another milestone with the locking of the database for our phase III opioid naive clinical study on January 17, 2014. For the achievement of this milestone, per the terms of the agreement, we are due a milestone payment in the amount of $10 million, which was received February 2014 (which is included in the aforementioned $180 million if all milestones or thresholds are met) within thirty (30) days of the database lock.

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

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide REMS until the product formulation could be modified to address two appearance issues raised by FDA during an inspection of the manufacturing facility of our North American manufacturing partner for ONSOLIS®, Aveva. Specifically, the FDA identified the formation of microscopic crystals and a fading of the color in the mucoadhesive layer during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specification before additional product can be manufactured and distributed. The source of microcrystal formation and the potential for fading of the product was found to be specific to a buffer used in the manufacturing process for ONSOLIS®. ONSOLIS® has been reformulated and we believe the appearance issues have been resolved. Meda, our commercial partner, is working to determine the content and timing of the submission to FDA. Once submitted, FDA’s review of the application may take up to 6 months. If the submission is made before mid-2014, and approved by FDA, the relaunch could occur by years end, otherwise, the relaunch would move to sometime 2015.

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

For BUNAVAIL™, we have certain manufacturing arrangements in place on a purchase order basis and will seek to secure long term supply contracts as we move closer to potential FDA approval and commercial launch. We also have relationships with third party contract research organizations that assist us with the management of our clinical trials.

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

During 2006 and 2007, we were a party to disputes with CDC. On September 5, 2007, in connection with CDC’s consent to the Meda North American licensing transaction, we and CDC entered into a Dispute Resolution Agreement (“DRA”) pursuant to which we and CDC agreed to waive and dismiss with prejudice all current disputes between us and CDC. As a condition to CDC’s entry into the DRA and its consent to the Meda North American licensing transaction, we and CDC entered into a Royalty Purchase and Amendment Agreement, dated September 5, 2007 (the “RPAA”) pursuant to which: (i) we granted CDC a right of first refusal on our financings, which replaced a right of first negotiation on financings previously held by CDC (the “ROFR”) and (ii) we granted CDC a 1% royalty on sales of the next BEMA® product, including an active pharmaceutical ingredient other than fentanyl, to receive FDA approval (the “Next BEMA® Product”). The ROFR terminated in accordance with its terms as of February 28, 2014 because, as provided for in the RPAA, we maintained a volume weighted average stock price of $9.00 per share for ten (10) trading days during any twenty (20) consecutive trading day period.

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

On May 12, 2011, we entered into an Amendment to the CDLA with CDC and NB Athyrium LLC (“Athyrium”). Under the terms of the CDLA Amendment, among other matters, the parties agreed to increase the royalty rate to be received by CDC/Athyrium retroactively to the initial launch date of ONSOLIS® and, accordingly, we recorded $0.3 million as additional cost of product royalties for the year ended December 31, 2011. In addition, certain terms of the CLDA were amended and restated to clarify that royalty payments by us under the CDLA will be calculated based on Meda’s sales of ONSOLIS®, whereas previous royalty payments by us to CDC were calculated based on sales of ONSOLIS® by us to Meda. The difference between these two calculations resulted in a $1.1 million overpayment by us which was recorded as a prepayment. As a result, we did not pay any of the quarterly royalty payments (including any 2011 payments) due to CDC/Athyrium until the December 31, 2011 royalty calculation, which we paid during the first quarter of 2012.

Research and Development

The significant majority of our research and development relating to our BEMA® technologies is conducted through third parties in collaboration with us.

Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct and third party development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to non-clinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. For the years ended December 31, 2013, 2012 and 2011, we spent approximately $53.3 million, $35.4 million and $20.8 million, respectively, on research and development expenses, and such expenses represented approximately 81%, 78% and 73%, respectively, of our total operating expenses for such fiscal years.

Endo is responsible for reimbursing us for certain research and development clinical trial expenses that exceed $45 million, as detailed in our License and Development Agreement that was executed on January 5, 2012. For the year ended December 31, 2013, we have incurred $2.8 million in such research and development expenses that are reimbursable by Endo to us. These reimbursable expenses are due from Endo and are the primary balance within the accounts receivable on the accompanying consolidated balance sheet at December 31, 2013. In addition, these reimbursable expenses are the primary activity within the reimbursable revenue account in the accompanying consolidated statement of operations as of December 31, 2013.

Competition

The pharmaceutical industry and the therapeutic areas in which we compete are highly competitive and subject to rapid and substantial regulatory and technological changes. Developments by others may render our BEMA® technology, our marketed products and any proposed drug products and formulations under development noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

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

There have been a growing number of companies developing products utilizing various thin film drug delivery technologies. While numerous over-the-counter pharmaceutical products have been brought to market in thin film formulations, few containing prescription products have been introduced in the U.S. Among the products to receive FDA approval are ONSOLIS® (BDSI/Meda), Suboxone® film (Reckitt Benckiser) and Zuplenz® (MonoSolRx/Praelia). Leading companies in the development and manufacture of thin film technologies include LTS Lohmann Therapie-Systeme AG, ARx LLC and MonoSol Rx LLC (“MonoSol”) — though each has been focused on oral dissolvable thin films. In addition, a number of companies are developing improved versions of existing products using oral dissolving, nasal spray, aerosol, sustained release injection and other drug delivery technologies. We believe that potential competitors are seeking to develop and commercialize technologies for buccal, sublingual or mucosal delivery of various therapeutics or groups of therapeutics. While our information concerning these competitors and their development strategy is limited, we believe our technology can be differentiated because the BEMA® technology provides for a rapid and consistent delivery of each dose based on how the BEMA® technology adheres to the buccal membrane and dissolves at a predetermined rate. Our clinical trials have demonstrated that the BEMA® technology is an effective means of drug delivery that is well tolerated and offers convenience to patients.

ONSOLIS®

For ONSOLIS®, in the breakthrough cancer pain area, the market has become increasingly crowded and more competitive in recent years. The principal competitor has traditionally been Teva Pharmaceutical Industries Ltd. (NASDAQ:TEVA), which completed its acquisition of Cephalon, Inc. in October 2011. Teva markets both lozenge (Actiq®) and effervescent buccal tablet (Fentora®) formulations of fentanyl. Over the last year, newer products entries, particularly Subsys® (fentanyl sublingual spray from Insys) have gained significant market share. Additional competitors include Galena Biopharma which licensed from Orexo and subsequently relaunched the sublingual tablet formulation of fentanyl (Abstral®) and DepoMed, which licensed a nasal spray formulation of fentanyl (Lazanda®) from Archimedes. In addition, multiple generic formulations of Actiq® are currently available.

The transmucosal fentanyl class has faced significant challenges following safety issues stemming from inappropriate use of Fentora® and the subsequent “Dear Doctor” letter (Cephalon Press Release, September 2007). Furthermore, the FDA imposed a requirement that a Risk Evaluation and Mitigation Strategy, or REMS, be required for all transmucosal fentanyl products. The class-wide REMS requirement includes education, healthcare provider and patient registration, and other elements to assure safe use. The FDA has the authority to remove from the market products that do not abide by the mandated REMS. In order for ONSOLIS® to be approved and launched, a REMS program needed to be accepted by the FDA and put in place prior to launch. In October 2009, ONSOLIS® was launched in the U.S. with an accompanying restrictive REMS program.

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

In 2013, the overall market for transmucosal fentanyl products for breakthrough pain according to Wolters Kluwer, totaled $332 million in the U.S. The first approved product for the management of breakthrough cancer pain was Actiq® (oral transmucosal fentanyl citrate) which, according to Wolters Kluwer, generated $15 million in sales in 2013. Total sales for generic versions of Actiq®, available from multiple manufacturers including Covidien, Teva and Activis, according to Wolters Kluwer totaled $79 million over the same period. Fentora® utilizes an effervescent tablet which is administered buccally. Fentora® was approved and launched in late 2006 and according to Wolters Kluwer, generated $126 million in sales in 2013.

In December 2008, ProStrakan announced receipt of marketing authorization from the German regulatory authorities for their fentanyl sublingual tablet (under the brand name Abstral®; licensed from Orexo AB) which was subsequently launched in a number of countries. In January 2010, Abstral® was approved in the U.S. by the FDA, and Prostrakan launched Abstral® in the second quarter of 2011. Abstral® was licensed from Orexo AB. In June 2012, Orexo announced that they would re-acquire the rights to Abstral® in the U.S. and subsequently licensed U.S. rights to Galena Biopharma. Galena relaunched Abstral® in 2013 and cumulative sales totaled $4 million at year end.

In the U.S., additional products have been approved by the FDA utilizing other delivery technologies to administer fentanyl. These products include intranasal Lazanda®, which was approved in June 2011, and a fentanyl sublingual spray formulation from Insys known as Subsys®, which received FDA approval in January 2012. Subsys®, which was launched in early 2012, was the first sublingual spray formulation of fentanyl, and the first product shown to relieve pain within five minutes. The rapid onset of action, coupled with aggressive promotion and a significant co-pay support program, has led to rapid growth. In 2013, Subsys® achieved a prescription market share in excess of 23%, or $102 million in sales.

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

The chart below lists products or products in development that we believe may compete directly with ONSOLIS®.

Product	Company	Description	Status

Actiq® (oral transmucosal fentanyl citrate)	Teva/Generics	Fentanyl lozenge	Marketed (generics available)

Fentora® (fentanyl buccal tablet)	Teva	Effervescent buccal tablet	Marketed

Abstral® (fentanyl sublingual tablet)	Galena Biopharma	Sublingual tablet	Marketed

Lazanda® (fentanyl nasal spray)	DepoMed	Nasal spray	Marketed

Subsys® (fentanyl sublingual spray)	INSYS Therapeutics	Sublingual spray	Marketed

Fastanix/NAL 1239	NAL Pharmaceuticals	Orally dissolving film	Phase 2 (U.S.)

ARX-02	AcelRx Pharmaceuticals	Nanotab containing sufentanil	Phase 2 (U.S.)

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

In Europe, the total market for transmucosal fentanyl products continues to grow with the availability of new formulations. Multiple formulations of fentanyl have recently been approved and launched in Europe for the treatment of breakthrough cancer pain, including Abstral®, Effentora®, and Instanyl® (intranasal fentanyl spray).

BEMA® Buprenorphine (chronic pain)

A number of products may be competitors to BEMA® Buprenorphine for the treatment of chronic pain. A potential focus will be to position BEMA® Buprenorphine as a step up from NSAIDs instead of, or prior to, the common practice of prescribing hydrocodone containing combinations or the more addictive Schedule II narcotics. Indications for such use include pain associated with lower back and severe arthritis conditions. Marketed competitors for these indications include Tramadol (Ultram® ER from PriCara and Ryzolt® from Purdue), hydrocodone containing combination and extended release (Zohydro®) formulations, Butrans® (buprenorphine transdermal patch from Purdue) and the potent opioids such as OxyContin® from Purdue, Avinza® from Pfizer, Kadian® from Actavis and Duragesic® from Johnson & Johnson and others. Other competition includes multiple new chemical entities in clinical development with different mechanisms of action as well as various combination formulations. We also believe that other companies may be exploring the use of buprenorphine in other delivery technologies, though we believe such products lag significantly behind BEMA® Buprenorphine.

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

The first buprenorphine formulation for the treatment of chronic pain was approved in 2010. Purdue Pharmaceuticals received FDA approval for Butrans® (buprenorphine transdermal system) in July. Butrans® is indicated for the management of moderate to severe chronic pain and delivers buprenorphine transdermally (through the skin) over a period of seven days. The approval of Butrans® signaled the interest and approvability of new formulations of buprenorphine. It is our view that the flexibility of dosing with a BEMA® formulation, wider range of doses and ease of use will make it a preferred formulation for a significant number of patients with chronic pain conditions. Butrans® was launched in early 2011. Sales of Butrans® in 2013 totaled $141 million and continue to steadily grow. While limited information is available, other formulations of buprenorphine may also be in early stages of development for the treatment of pain.

In addition to direct competitors, there are other factors that impact the market for pain products in general. The significant pricing pressures and availability of generic products in the U.S. and other regions are likely to have increasing influence on the pharmaceutical market, including pain products. Additionally, opioids continue to garner increased scrutiny based on the growing problem of prescription drug abuse and addiction. It remains unclear what steps, if any, the FDA or other government agencies may take to address the problem of opioid abuse and addiction. However, in July 2012 the FDA approved a class-wide REMS program for the extended release and long-acting opioids. The class-wide REMS program consists of a REMS-compliant educational program offered by an accredited provider of continuing medical education, patient counseling materials and a medication guide. BEMA® Buprenorphine is anticipated to fall within the existing class-wide REMS program. Also, in late 2013, the FDA recommended the re-classification of hydrocodone containing combinations from Schedule III to Schedule II. Such a move will make access to hydrocodone more difficult, since Schedule II products require written prescriptions and cannot be prescribed with refills.

BUNAVAIL™

We are also developing BUNAVAIL™, a higher dose version of buprenorphine combined with naloxone, an abuse deterrent, which has been developed for the maintenance treatment of opioid dependence. The total market for buprenorphine containing products for opioid dependence exceeded $1.7 billion in 2013. The products currently marketed for this indication include Suboxone®, a sublingual tablet and film formulation of buprenorphine combined with the abuse deterrent agent naloxone, a sublingual tablet, Zubsolv and generic formulations of both buprenorphine and buprenorphine/naloxone tablets. Suboxone® film achieved sales of over $1.3 billion in the U.S. in 2013.

In September 2012, Reckitt Benckiser PLC (LSE:RB), the manufacturer of Suboxone® sublingual tablets and films, announced that it had notified the FDA that they would be voluntarily discontinuing the distribution of Suboxone® tablets in the U.S. and subsequently halted further shipments in March 2013. The decision made by Reckitt Benckiser was reportedly due to accumulating data demonstrating significantly lower rates of accidental pediatric exposure with Suboxone® films compared with their tablet formulation due to the child-resistant, unit-dose packaging of the film versus a multi-dose bottle for the tablets. Additionally, Reckitt Benckiser issued a Citizens Petition to request that the FDA require all manufacturers of buprenorphine-containing products for the treatment of opioid dependence to implement public health safeguards including child-resistant, unit-dose packaging to reduce the risk of pediatric exposure. FDA subsequently rejected the Citizens Petition in February 2013, which allowed for the approval of the first generic formulations of Suboxone® tablets.

The actions taken by Reckitt Benckiser as well as patient preference for a film formulation of Suboxone® resulted in significant conversion of the Suboxone® market to the branded film formulation. In 2013, the sublingual film formulation of Suboxone® accounted for over 95% of total Suboxone® prescription sales.

Generic buprenorphine/naloxone tablet formulations were launched in early 2013 by Actavis and Amneal Pharmaceuticals. The remaining prescription volume for Suboxone® tablets was rapidly converted to generics; however, the impact of generic buprenorphine/naloxone tablets on Suboxone® film sales has been limited to date. In 2013, generic buprenorphine/naloxone tablets accounted for 11% of total buprenorphine/naloxone sales. It is anticipated that additional generics will enter the market, though the timing is unclear.

In terms of competition, in addition to Suboxone®, in 2011, Phase 3 trials were completed for Probuphine, a subcutaneous depot delivery system containing buprenorphine from Titan Pharmaceuticals (OTCBB:TTNP). Results of clinical studies demonstrated efficacy and safety, and Probuphine was submitted for FDA review in October 2012. Probuphine was anticipated to address the needs of the subset of patients undergoing treatment for opioid dependence who are unable to maintain compliance with alternative formulations or those who may be at high risk for diversion. In December 2012, Titan announced the signing of a license agreement with Braeburn Pharmaceuticals Sprl. The license grants Braeburn exclusive commercialization rights in the United States and Canada. In April 2013, the FDA issued a Complete Response Letter for Probuphine and requested additional data regarding its efficacy. The future status of Probuphine is currently uncertain and the product is not anticipated to enter the market in the near term.

A sublingual tablet, referred to as Zubsolv® or OX219, was approved by FDA in July 2013 and subsequently launched in September. Zubsolv® is a sublingual formulation of buprenorphine/naloxone using Orexo’s proprietary sublingual drug delivery technology. Orexo is a specialty pharmaceutical company with headquarters in Sweden. Orexo is developing treatments using their proprietary sublingual drug delivery technology, which includes the marketed product Abstral® that delivers fentanyl for the treatment of breakthrough cancer pain. In July 2013 Orexo announced the establishment of a commercial partnership with Publicis Healthcare Solutions. Orexo maintained overall commercial responsibility as part of the agreement, as well as all rights to Zubsolv® in the US market. Publicis has responsibility for the execution of all field-based promotion activities through use of their contract sales representatives and medical support to health care practitioners through deployment of a dedicated medical scientific liaison team. The sales efforts for Zubsolv® are supported by approximately 35 – 40 contract sales representatives and the product is being marketed predominantly based on its claims of improved taste and faster dissolve time compared to Suboxone®. Sales for Zubsolv® in 2013 totaled over $3 million in the U.S. At the end of December 2013, Zubsolv® had achieved a weekly prescription market share of just over 2%.

While limited information is available, other formulations of buprenorphine may also be in early stages of development for the treatment of opioid dependence, including an oral capsule from Nanotherapeutics, Inc., which has completed Phase 1 studies, a pre-IND sublingual spray formulation from Insys and a sustained release depot formulation of buprenorphine for injection in Phase 2 development by Reckitt Benckiser.

While we anticipate that the market for buprenorphine/naloxone products for the treatment of opioid dependence will get increasingly more competitive, we believe a BEMA® formulation of buprenorphine/naloxone has significant appeal given its buccal administration, enhanced delivery of buprenorphine, convenience, and lack of taste issues. We also believe that the increased number of companies promoting the use of buprenorphine containing-products for opioid dependence has the potential to create greater awareness and help to further expand what is already a significant and growing market.

Clonidine Topical Gel

In March 2013, we announced that we had entered into a worldwide licensing agreement with privately held Arcion, where we will develop and commercialize topical clonidine gel (formerly ARC4558) for the treatment of PDN and potentially other indications. The PDN market is highly under-served by existing products and there is a strong scientific rationale for developing a topical treatment for PDN that delivers analgesia in a way that avoids systemic side effects. Under the terms of the agreement, we made an upfront payment of $2 million to Arcion in the form of unregistered shares of our common stock. Additional financial terms of the licensing agreement include a milestone payment to Arcion of $2.5 million in unregistered shares of our common stock upon acceptance by the FDA of a NDA for topical clonidine gel and a cash payment to Arcion of between $17.5 and $35 million upon NDA approval, depending on certain regulatory and commercial considerations. In addition, the licensing agreement includes sales milestones and low single-digit royalties on net worldwide sales.

Evidence has shown that clonidine stimulates an inhibitory receptor in the skin associated with pain fibers. Arcion has developed a patented topical gel formulation of clonidine and has assessed its effectiveness in reducing pain in PDN in a double-blind, placebo-controlled, Phase 2 study where the primary study endpoint was the change in pain intensity over a 3 month treatment period in diabetic foot pain. A significant treatment difference was seen in the planned subset analysis of diabetic patients who had documented evidence of “functioning pain receptors” in the skin of the lower leg (p=0.01, n=63) thus, at a minimum, supporting the effectiveness of topical clonidine in diabetic patients with functioning pain receptors of the skin. In the overall population that included patients without “functioning nerve receptors”, there was a trend favoring topical clonidine gel (p=0.07, n= 182), though the overall results did not reach statistical significance.

Nearly 26 million people in the U.S. have diabetes according to the American Diabetes Association. A substantial number of these people have neuropathy as manifest by impaired sensation and pain in the extremities, most commonly the feet. Patients with PDN often experience debilitating pain symptoms that affect day-to-day functioning and quality of life. How diabetes causes a length-dependent neuropathy is unknown. In the prior double-blind, randomized, controlled trial approximately 50% of the patients with PDN demonstrated functional nociceptors in the skin in the painful region as revealed by a response to topical capsaicin. Clonidine is thought to relieve pain by decreasing the abnormal excitability of these functional nociceptors. Currently available oral treatments are modestly effective in relieving symptoms and are limited by systemic side effects and drug interactions. There are no topical products approved for the treatment of this painful condition.

Oral medications that are approved for the treatment of painful diabetic neuropathy include anticonvulsants such as Lyrica (pregabalin), the antidepressant Cymbalta® (duloxetine) and the opioid Nucynta® (tapentadol), with sales for the treatment of neuropathic pain totaling over $3 billion in the U.S. according to Datamonitor. These treatments are modestly effective in relieving symptoms and their use can be limited by adverse effects and drug interactions.

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

BEMA® Technology

The drug delivery technology space is congested, although we do not believe that our BEMA® products are in conflict with, dominated by, or infringing any external patents and we do not believe that we require licenses under external patents for our BEMA® based products in the United States, it is possible, however, that a court of law in the United States or elsewhere might determine otherwise. If a court were to determine that we were infringing other patents and that those patents were valid, we might be required to seek one or more licenses to commercialize our products or technologies. We may be unable to obtain such licenses from the patent holders. If we were unable to obtain a license, or if the terms of the license were onerous, there may be a material adverse effect upon our business plan to commercialize these products.

This potential exists in our present litigation with MonoSol. MonoSol claimed in a litigation initiated in late 2010 that our confidential and trade secret manufacturing process for ONSOLIS® infringes their patented manufacturing process for thin films. We do not believe that we have infringed these claims. Moreover, we believe that the original claims in MonoSol patents ‘588, ‘292 and ‘891 are invalid or overbroad, and, in connection with inter partes and ex parte reexamination proceedings we have brought before the USPTO, the USPTO has either rejected all claims, amended the original claims to make them narrower, or issued narrower, new claims replacing the broader original claims for each of the ‘588, ‘292 and ‘891 patents respectively. We also believe that the manufacturing processes for our product candidates, including BEMA® Buprenorphine and BUNAVAIL™ do not infringe MonoSol’s patents, at least because they do not meet the limitations of the claims of MonolSol’s patents. We maintain our manufacturing processes for our BEMA® products and product candidates as trade secrets. Based on our examination of these patents, we do not believe our manufacturing processes infringe MonoSol’s patents. On March 7, 2012, the court granted our motion to stay the case pending outcome of the reexamination proceedings in the USPTO. On July 3, 2012, the USPTO issued an ex parte reexamination certificate on the ‘891 patent, in which all original claims were amended to make them narrower. On August 26, 2012, the USPTO issued an ex parte reexamination certificate on the ‘292 patent, in which all the original broader claims were replaced with narrower, new claims. On January 23, 2013, the USPTO issued a Right of Appeal Notice rejecting all of the claims in the ‘588 Patent for the third time, and an oral hearing for the appeal, in which both parties will have an opportunity to make arguments before the Patent Trial & Appeal Board (PTAB), has been scheduled for March 26, 2014.

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

On March 1, 2011, we were granted a patent extending the exclusivity of the BEMA® drug delivery technology in Canada to 2027. The Canadian Patent No. 2,658,585 provides additional patent protection for ONSOLIS® and BEMA® Buprenorphine. In April 2012, the USPTO granted US Patent No. 8,147,866 (issued from US Patent Application No. 13/184,306), which will extend the exclusivity of the BEMA® drug delivery technology for BEMA® Buprenorphine and BUNAVAIL™ in the United States from 2020 to 2027. In January 2014, the USPTO allowed US Patent Application No. 13/590,094, which, once officially granted as a patent, will extend the exclusivity of the BEMA® drug delivery technology for BUNAVAIL™ in the United States to at least 2032.

We own various patents and patent applications relating to the BEMA® technology. US Patent No. 6,159,498 (expiration date October 2016), US Patent No. 7,579,019 (expiration date January 22, 2020), US Patent No. 8,147,866 (expiration date July 23, 2027), Canadian Patent No. 2,658,585 (expiration date July 2027) and EP 0 973 497 (expiration date October 2017) are of particular value to our business and technology platform relating to the BEMA® delivery technology. On February 16, 2010, we filed a complaint with the United States Federal District Court for the District of Columbia, requesting the United States Patent and Trademark office be required to further extend the patent term for US 7,579,019 from 835 days to 1,191 days. In March 2011, we prevailed in this case, and the patent expiration date of US Patent No. 7,579,019 is now extended from January 31, 2019 to January 22, 2020.

On January 22, 2014, MonoSol filed a Petition for Inter Partes Review on US Patent No. 7,579,019 with the USPTO. In the Petition, MonoSol is requesting an inter partes review because it is asserting that the claims of US Patent No. 7,579,019 are alleged to be unpatentable over certain prior art references. The USPTO has until July 22, 2014 to decide whether to institute the requested inter partes review. An inter partes review, if instituted, could invalidate or validate in whole or in part, this patent. Accordingly, we plan on defending our US Patent No. 7,579,019 vigorously in any inter partes review proceedings.

With respect to trademarks, “BDSI®,” “BEMA®” and “Bioral®” are registered trademarks of BioDelivery Sciences International, Inc. and BUNAVAIL™ is a trademark owned by BioDelivery Sciences, International, Inc. ONSOLIS® and BREAKYL™ are registered trademarks of Meda Pharmaceuticals, Inc. PAINKYL™ is a trademark owned by TTY Biopharm.

Clonidine Gel Product

On March 26, 2013, we entered into a definitive Exclusive License Agreement (the “Arcion Agreement”) with Arcion pursuant to which Arcion agreed to grant to us an exclusive commercial world-wide license, with rights of sublicense, under certain patent and other intellectual property rights of Arcion to develop, manufacture, market, and sell gel products containing clonidine (or a derivative thereof), alone or in combination with other active ingredients, for topical administration for the treatment of painful diabetic neuropathy and other indications (the “Clonidine Gel Products”).

Per the Arcion Agreement, we have exclusive rights to various patents pertaining to the Clonidine Gel Products. US Patent No. 6,147,102 (expiration date October 26, 2019), US Patent No. 6,534,048 (expiration date October 26, 2019), US Patent No. 8,026,266 (expiration date September 30, 2029) and their corresponding patents in other countries (e.g., Australia, Canada, Germany, etc.) are of particular value to our business and technology platform relating to the Clonidine Gel Products.

Although we do not believe that our Clonidine Gel Products are in conflict with, dominated by, or infringing any external patents and we do not believe that we require licenses under external patents for Clonidine Gel Products, it is possible, however, that a court of law in the United States or elsewhere might determine otherwise. If a court were to determine that we were infringing other patents and that those patents were valid, we might be required to seek one or more licenses to commercialize our products or technologies. We may be unable to obtain such licenses from the patent holders. If we were unable to obtain a license, or if the terms of the license were onerous, there may be a material adverse effect upon our business plan to commercialize these products.

Manufacturing

We rely and plan to rely on third-party manufacturers to produce our products for research as well as for commercial purposes. We are currently party to the following manufacturing arrangements and, except as described below, we do not presently have any other manufacturing arrangements with respect to our candidate products:

ONSOLIS®

Effective October 17, 2005, we entered into an agreement with Aveva pursuant to which Aveva will supply ONSOLIS® to us for clinical trials and commercial sale. Under the terms of this agreement, Aveva will be the sole supplier of ONSOLIS® for the United States and Canada.

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide REMS until the product formulation could be modified to address two appearance issues raised by FDA during an inspection of the manufacturing facility of our North American manufacturing partner for ONSOLIS®, Aveva. Specifically, the FDA identified the formation of microscopic crystals and a fading of the color in the mucoadhesive layer during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specification before additional product can be manufactured and distributed. The source of microcrystal formation and the potential for fading of the product was found to be specific to a buffer used in the manufacturing process for ONSOLIS®. ONSOLIS® has been reformulated and we believe the appearance issues have been resolved. Meda, our commercial partner, is working to determine the content and timing of the submission to FDA. Once submitted, FDA’s review of the application may take up to 6 months. If the submission is made before mid-2014, and approved by FDA, the relaunch could occur by years end, otherwise, the relaunch would move to sometime 2015.

Effective December 15, 2006, we entered into a Process Development Agreement with LTS and a commercial Supply Agreement on April 26, 2012. Under the terms of this Supply agreement, LTS is the exclusive manufacturer of BEMA® Fentanyl for all countries with exception of the United States and Canada. LTS manufactured BREAKYL™ which was first launched in the European Union in September 2012.

BEMA® Buprenorphine

Effective February 8, 2008, we entered into a Process Development Agreement with LTS pursuant to which LTS will undertake process development and scale-up activities and supply BEMA® Buprenorphine. The technical operations and CMC activities have been transitioned from us to Endo over the course of the past year. Commercial supply agreements will be negotiated by Endo.

BUNAVAIL™

We will continue to outsource manufacturing to third-party manufacturers, in compliance with the FDA and other international regulatory agencies’ applicable Good Manufacturing Practices. We routinely seek manufacturing partners for our products and formulations and believe that such commercial manufacturing arrangements are likely to be available to us. We are also routinely seeking backup manufacturers to our current agreements.

Clonidine Gel

Bulk manufacture of initial clinical trial supplies have been made by Frontage and individual dose units packaged by Tapemark. Other manufacturers are being considered for future development needs as well as registration and commercial supplies.

We have and intend to purchase component raw materials from various suppliers. As our product candidates near market introduction, we intend to seek multiple suppliers of all required components although there may not be more than one at that time.

Sales and Marketing

Following, and assuming, completion of clinical development and regulatory approval for each candidate product, we will pursue one of several approaches (or a combination thereof) for marketing and selling our products. These include licensing the products to appropriate partners so that they can market and distribute the products for us, co-promotions where we would share in the sales promotion, use of contract sales organizations, or use of our own yet-to-be-constituted sales organization. We have already implemented this strategy with regard to our approved product, ONSOLIS®/ BREAKYL™ with our licensing agreements with Meda world-wide except Taiwan (TTY) and South Korea (Kunwha) and our worldwide license and development agreement with Endo for BEMA® Buprenorphine for chronic pain.

For BUNAVAIL™, we have substantially completed our plans to self-commercialize this product assuming FDA approval. Our current plan is to outsource the manufacturing effort as well as selectively use external partners to build our sales capability, although unlike with our partnered products, we will have significantly more control over all commercialization efforts.

In the longer-term, we will consider the possibility of becoming a fully-integrated pharmaceutical company capable of selling our own products in specialty pharmaceutical markets through our own sales force while leaving with partners promotional responsibilities for the large primary care audiences.

ONSOLIS®/BREAKYL™

European Union

In September 2006, we secured an exclusive licensing and supply agreement with Meda for the commercialization rights for BEMA® Fentanyl in the European Union, which is being marketed in Europe under the trade name BREAKYL™. The agreement between Meda and us specifies that Meda is responsible for all post-approval clinical studies and label expansion trials. BREAKYL™ received marketing authorization from the European regulatory authorities in October 2010 and has been launched in over fifteen European countries including Germany, France and the U.K.

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

ONSOLIS® was commercially launched in the United States in mid-October 2009 following approval by the FDA in July 2009. Under the Meda agreement, ONSOLIS® commercial efforts are to be supported by a therapeutic specialty sales force assembled by Meda to target oncologists and pain management specialists treating cancer breakthrough pain. A specialty sales force consisting of experienced and well trained sales representatives were put in place to promote ONSOLIS® to target healthcare providers. These individuals were supported by several internal functions at Meda including marketing, medical affairs and managed care personnel. Sales efforts would be supported through marketing activities, which include journal advertising in select oncology and pain management medical journals, trade show exhibits, medical education, peer selling programs and electronic and internet promotional activities. During active sales promotion, sales representatives would have materials available for healthcare providers and their patients to support education on breakthrough cancer pain and the use of ONSOLIS®.

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

ONSOLIS® was approved by the Canadian regulatory authorities in May 2010, and is the first product approved in Canada for the management of breakthrough cancer pain. Meda Valeant Pharma Canada Inc., a joint venture between Meda and Valeant Canada Limited is responsible for promotion of ONSOLIS® in Canada. ONSOLIS® was launched in Canada in the third quarter of 2011.

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

In November 2011, we announced that TTY had submitted a NDA for marketing authorization of BEMA® Fentanyl to the Taiwan Food and Drug Administration. This triggered a milestone payment to us of approximately $0.3 million, which was received November 2011. In July 2013, we announced the regulatory approval of BEMA® Fentanyl in Taiwan, where the product will be marketed under the brand name PAINKYL™. The approval in Taiwan resulted in a milestone payment of $0.3 million to us, which was received in the third quarter 2013.

We believe that utilizing commercial partners to market and sell ONSOLIS®/BREAKYL™ relieves us of the burden associated with a significant increase in expenditures or headcount otherwise associated with a commercial launch of a first product. Additionally, we believe our commercial partnerships for ONSOLIS®/BREAKYL™ allows internal efforts to be focused on the development of our pipeline of products.

BEMA® Buprenorphine for Chronic Pain

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

BUNAVAILTM

During 2013, we engaged in the process of assessing a variety of strategic options for the commercialization of BUNAVAIL™ in the U.S. The options we explored included commercial partnerships, co-promotion arrangements, leading commercial efforts internally through the use of contract resources, or a combination of the aforementioned strategic options. Outside, the U.S., we will likely pursue partnerships.

Following a thorough assessment of commercialization options for BUNAVAIL™, we have identified BUNAVAIL™ as an attractive product to build a commercial presence capable of supporting both BUNAVAIL™ and our other future products. Additionally, the self-commercialization of BUNAVAIL™ supports our longer term vision to become a fully integrated pharmaceutical company. The dynamics of the opioid dependence market make self-commercialization both a feasible and attractive option. In total, approximately 90% of all prescriptions are written by fewer than 5,000 physicians – which include primary care physicians, psychiatrists, addiction medicine specialists and pain specialists, with most concentrated in the eastern third of the U.S. and the west coast, allowing for virtually full coverage of the prescriber base with a relatively small sales force. Sales force sizing estimates suggest that a field sales force less than 50 could reach the identified target audience with the necessary frequency. Additionally, the relatively small prescriber base along with the limited number of competitors results in relatively modest marketing expenditures. And finally, the high awareness and physician acceptance of buprenorphine for the treatment of opioid dependence lessens the need for costly educational and promotional programs.

Plans to self-commercialize BUNAVAIL™ were substantially completed in early 2014. We will utilize internal resources to provide the strategic direction and oversight of specialized contractor resources, including a Contract Sales Organization (CSO), that will provide the sales, managed markets and medical affairs support. Although we presently intend to commercialize BUNVAIL™ on our own, we would remain open to the possibility of licensing or partnership arrangements should the arrangement be in the best interest of the company and its shareholders at any point.

Government Regulation

The nonclinical and clinical development, manufacturing and marketing of any drug product, is subject to significant regulation by governmental authorities in the United States and other countries. Complying with these regulations involves considerable time, expense and uncertainty.

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

The steps required before a pharmaceutical product may be marketed in the United States include:

1.	small scale manufacturing of the product;

2.	laboratory and nonclinical tests for safety of the product;

3.	submission of an IND to the FDA for the product which must become effective before human clinical trials can commence;

4.	larger scale manufacturing of the product;

5.	clinical trials to characterize the efficacy and safety of the product in the intended patient population;

6.	submission of an NDA to the FDA; and

7.	approval of the NDA by the FDA.

In addition to obtaining FDA approval for each product, each product-manufacturing establishment must be registered with, and approved by, the FDA. Manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s Good Manufacturing Practices and with other federal and local regulations.

Nonclinical Trials

Nonclinical testing includes laboratory evaluations of the active drug substance and formulation, as well as tissue culture and animal studies to assess the safety and potential efficacy of the investigational product. Nonclinical tests must be conducted by laboratories that comply with FDA Good Laboratory Practices regulations. Nonclinical testing is inherently risky and the results can be unpredictable or difficult to interpret. The results of nonclinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials. Unless the FDA places a clinical hold on an IND, clinical studies may begin thirty (30) days after the IND is submitted.

We have relied and intend to continue to rely on third party contractors to perform nonclinical trials.

Clinical Trials

Clinical trials involve administration of the investigational product to healthy volunteers and/or to patients under the supervision of a qualified investigator. Clinical trials must be conducted in accordance with Good Clinical Practices following protocols acceptable to FDA that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy and the planned evaluation of results. Each protocol must be submitted to the FDA prior to its conduct. Further, each clinical study must be conducted under the auspices of an independent institutional review board that protects the rights and welfare of the study subjects. The drug product used in clinical trials must be manufactured according to Good Manufacturing Practices.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap and not all phases may be necessary when developing investigational products that will utilize the FDA’s 505(b)(2) approval process. Phase 1 studies are typically performed in normal healthy volunteers to assess the safety (adverse side effects), absorption, metabolism, bio-distribution, excretion, and food and drug interactions of the investigational drug product. Additional studies may be performed to assess abuse potential as well as limited measures of pharmacologic effect. Phase 2 is the proof of principle stage and involves studies in a limited number of patients in order to:

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

The NDA review process involves FDA investigation into the details of the manufacturing process, as well as the design and analysis of each of the nonclinical and clinical studies. This review includes inspection of the manufacturing facility, the data recording process for the clinical studies, the record keeping at a sample of clinical trial sites and a thorough review of the results for each nonclinical and clinical study. Through this investigation, the FDA reaches a decision about the risk-benefit profile of a product candidate. If the benefit outweighs the risk, the FDA begins negotiation with the company on the content of an acceptable package insert and an associated Risk Evaluation and Mitigation Strategy (REMS) plan if required.

The NDA review process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. Consequently, there is a risk that approval may not be granted on a timely basis, if at all. The FDA may deny approval of an NDA if applicable regulatory criteria are not satisfied. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed, require additional testing or information, or require post-marketing testing (Phase 4) and surveillance to monitor the safety of a company’s product if it does not believe the NDA contains adequate evidence of its safety. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or health problems are identified that would alter the risk-benefit analysis for the product. Post-approval studies may be conducted to explore the use of the product for new indications or populations such as pediatrics.

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

Risk Evaluation and Mitigation Strategy

In March 2008, new legislation designated as the Food and Drug Administration Amendments Act of 2007 (“FDAAA”) took effect. This legislation strengthened the FDA’s authority over drug safety and directs the FDA to develop systems aimed at managing the risk-benefit ratio of a drug, with a particular focus on post-approval safety. FDAAA authorized the FDA to require and enforce a Risk Evaluation and Mitigation Strategy, or REMS, if the FDA determines that it is necessary to ensure that the benefits of a drug outweigh the potential risks. The legislation also provides the FDA with increased authority to require REMS at any point in a drug product’s lifecycle based on new safety information.

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

There also continues to be a REMS in place for buprenorphine for the treatment of opioid dependence. It is expected that BUNAVAIL™ will fall within the existing REMS, which is also far less cumbersome and includes a medication guide and healthcare professional and patient education. Given the existence of a REMS in both the extended release and long-acting opioid and opioid dependence markets, we anticipate our products will fit within the existing REMS and will avoid the issues encountered with ONSOLIS®, where a REMS program was yet to be developed.

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

Employees

As of March 11, 2014, we have 24 full-time employees. Twelve are involved in our clinical development program and operations and twelve handle our administration and accounting. Advanced degrees and certifications of our staff include four Ph.Ds, two Pharm.Ds, one M.D., three CPAs, four MBAs, two MSs and one JD. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our engineering and administrative functions. We consider relations with all of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

From our inception in January 1997 and through December 31, 2013, we have recorded significant losses. Our accumulated deficit at December 31, 2013 was approximately $151.3 million. As of December 31, 2013, we had working capital of approximately $1.6 million, but we do not generate meaningful recurring revenue or cash flow and thus use our working capital to maintain our operations. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates and product concepts, obtain the required regulatory approvals and manufacture, market and sell our products if approved. We may be unable to achieve any or all of these goals.

Although we have generated licensing-related and other revenue to date, we have only recently begun to generate revenue from the commercial sales of an approved product — ONSOLIS® — and such revenue has been minimal to date due to the fact that ONSOLIS® has been adversely affected by: (i) the lack of a uniform REMS program at the time of the launch of ONSOLIS®, and (ii) certain post-FDA approval appearance issues associated with ONSOLIS® which have led to the temporary suspension of manufacturing and marketing of ONSOLIS® in the US and Canada.

Since our inception, we have engaged primarily in research and development, licensing technology, seeking grants, raising capital and recruiting scientific and management personnel. Since 2005, we have also focused on clinical and commercialization activities, mostly relating to ONSOLIS® and more recently with BEMA® Buprenorphine and BUNAVAIL™ and Clonidine Topical

Gel. This relatively limited operating history may not be adequate to enable you to fully assess our ability to develop and commercialize our technologies and proposed formulations or products, obtain FDA approval and achieve market acceptance of our proposed formulations or products and respond to competition. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive material revenues from our product candidates or product concepts in the timeframes we project, if at all, and our inability to do so would materially and adversely impact our viability as a company.

Until we have a larger royalty revenue stream from Meda on ONSOLIS® , reach future milestone and royalty payments under the Endo licensing agreement for BEMA® Buprenorphine for chronic pain or successfully commercialize BUNAVAIL™, we will likely need to raise additional capital to continue our operations from time to time, and our failure to do so would significantly impair our ability to fund our operations, develop our technologies and product candidates, attract commercial partners, retain key personnel or promote our products.

Our operations have been funded almost entirely by external financing. Such financing has historically come primarily from license and royalty fees, the sale of common and preferred stock and convertible debt to third parties, related party loans and, to a lesser degree, from grants and bank loans. At December 31, 2013, we had cash of approximately $23.2 million, which was augmented by a $60 million registered offering in February 2014. We anticipate, based on our current proposed plans and assumptions relating to our operations (including the timetable of, and costs associated with, the anticipated commercial launch of BUNAVAIL™ , the completion of the Phase 3 clinical program for BEMA® Buprenorphine for Chronic Pain, the anticipated Phase 3 clinical program for Clonidine Topical Gel, and potential new product development) that our current working capital will be sufficient to satisfy our contemplated cash requirements through second quarter 2015, although this assumes that we do not accelerate the development of other opportunities available to us, engage in an extraordinary transaction or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements.

Depending on the timing and receipt of milestone payments from our commercial partnership with Meda and Endo, and given our anticipated cash usage and lack of significant revenues, there is a risk that we will need to raise additional capital in the future to fund our anticipated operating expenses and progress our business plans. This will include in large part the need to fund the aforementioned development and launch activities. As a result, we may require significant additional capital to further our planned activities. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on our operations may make raising additional capital more difficult or impossible and may also result in a lower price for our shares.

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

In July 2013, we entered into a Credit Agreement with MidCap whereby we received a loan in the aggregate amount of $20 million. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We may have difficulty raising needed capital in the future as a result of, among other factors, our lack of material revenues from sales, as well as the inherent business risks associated with our company and present and future market conditions. Our business currently only generates a small amount of revenue from product sales, and such current sources of revenue will likely not be sufficient to meet our present and future capital requirements. Therefore, given that we plan to continue to expend substantial funds on commercialization activities (including commercial-scale manufacturing arrangements and marketing and distribution capabilities for BUNAVAIL™) as well as potentially on other strategic initiatives, there is a risk that we will require additional capital to fund these activities. If adequate funds are unavailable, we may be required to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs, product launches or marketing efforts, any of which may materially harm our business, financial condition and results of operations.

Our long term capital requirements are subject to numerous risks.

Our long term capital requirements are expected to depend on many factors, including, among others:

•	the number of potential products we have in development;

•	progress and cost of our research and development programs;

•	progress with non-clinical studies and clinical trials;

•	time and costs involved in obtaining regulatory (including FDA) clearance and addressing regulatory and other issues that may arise post-approval (such as we have experienced with ONSOLIS®);

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property claims;

•	costs of developing sales, marketing and distribution channels and our ability to sell our products;

•	costs involved in establishing manufacturing capabilities for commercial quantities of our products;

•	costs we may incur in acquiring new technologies or products;

•	competing technological and market developments;

•	market acceptance of our products;

•	costs for recruiting and retaining employees and consultants;

•	costs for training physicians; and

•	legal, accounting, insurance and other professional and business related costs.

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

The degree of market acceptance for our products and product candidates will depend upon a number of factors, including:

•	regulatory clearance of marketing claims for the uses that we are developing;

•	demonstration of the advantages, safety and efficacy of our products and technologies;

•	pricing and reimbursement policies of government and third-party payers such as insurance companies, health maintenance organizations and other health plan administrators;

•	ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing our products;

•	regulatory programs such as the class-wide REMS for ONSOLIS® or market (including competitive) forces that may make it more difficult for us to penetrate a particular market segment; and

•	ability to timely and effectively manufacture and market our products.

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

All of these risks are particularly true for BUNAVAIL™, which will be our first product that we plan to commercialize ourselves assuming regulatory approval.

We have no experience as a company in self-commercializing pharmaceutical products, which heightens the risks related to our anticipated self-commercialization of BUNAVAIL™.

To date, we have partnered our products with larger pharmaceutical companies, who have taken primary responsibility for development and commercialization activities for such products. We are presently anticipating that we will self-commercialize BUNAVAIL™ if FDA approval is obtained during 2014. As a company, we have never been primarily responsible for manufacturing, supply chain, sales and marketing efforts for one of our products, and therefore our efforts with BUNAVAIL™ will be our initial efforts in this regard. There is a risk that we may be unable to adequately execute, either on our own or through third parties, one or more elements of our commercial plans for BUNAVAIL™. If this were to occur, we may not achieve anticipated revenues from BUNAVAIL™, which would have a material adverse effect on our results of operations, cash flow, reputation and stock price.

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

In conducting our research and development activities, we currently rely, and expect to continue to rely, on numerous collaborative agreements with third parties such as manufacturers, contract research organizations, contract sales organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources. Key among these agreements are our commercialization agreements with Meda and Endo as well as our manufacturing development and supply agreements with Aveva and LTS relating to ONSOLIS® and with LTS relating to BREAKYL™. For BUNAVAIL™, we have manufacturing arrangements in place on a purchase order basis and will seek to secure long term supply contracts as we move closer to potential FDA approval and commercial launch.

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

We currently have a general liability/product liability policy which includes coverage for our clinical trials. Annual aggregate limits include $2 million for general liability, with $1 million for each occurrence; product liability is $5 million for aggregate and $5 million per occurrence; umbrella liability is $5 million aggregate and $5 million per occurrence. It is possible that this coverage will be insufficient to protect us from future claims. Under our agreements, Meda is required to carry comprehensive general product liability and tort liability insurance, each in amounts not less than $2 million per incident and US $10 million annual aggregate and to name us as an additional insured thereon. However, we or our commercial partners may be unable to obtain or maintain adequate product liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient assets to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us or our partners could have a material adverse effect on our business, financial condition and results of operations.

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

With respect to our BEMA® delivery technology, the drug delivery device technology space is competitive. There is a risk that a court of law in the United States’ or elsewhere could determine that ONSOLIS® or another of our BEMA® based products is in conflict with or covered by external patents. This risk presently exists in our litigation with MonoSol which was filed by MonoSol in November 2010, wherein MonoSol claims that our and our partner’s trade secret manufacturing process for ONSOLIS® is infringing upon MonoSol’s patented manufacturing process, as well as a similar litigation with Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol relating to our BUNAVAIL™ product which was filed in October 2013. If the courts in these cases were to rule against us and our partner in that case, we could be forced to license technology from MonoSol or otherwise incur liability for damages, which could have a material adverse effect on our ability for us or our partners to market and sell ONSOLIS® or BUNAVAIL™.

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

Our management’s expertise is primarily in the research and development, formulation development and clinical trial phases of pharmaceutical product development. Our management’s experience in the manufacturing of pharmaceutical products is more limited and we have limited equipment and no facilities of our own from which these activities could be performed. Therefore, we are dependent on third parties for our formulation development, manufacturing and the packaging of our products. This is particularly true with respect to Aveva, the primary manufacturer of our only approved product, ONSOLIS®. This reliance exposes us to the risk of not being able to directly oversee the production and quality of the manufacturing process and provide ample commercial supplies to formulate sufficient product to conduct clinical trials and, subsequently, to launch and maintain the marketing of our products.

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

We expect that we will be required to enter into agreements with commercial partners (such as our agreements with Meda and Endo) to engage in sales, marketing and distribution efforts around our products and product candidates. This will also be the case in our anticipated self-commercialization activities with BUNAVAIL™. We may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors. If we do not enter into relationships with third parties for the sales and marketing of our proposed formulations or products, we will need to develop our own sales and marketing capabilities.

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

The class-wide Risk Evaluation and Mitigation Strategy (REMS) for all transmucosal fentanyl products, and similar programs for other narcotic products, may continue to slow sales and marketing efforts for ONSOLIS® and our future sales and marketing efforts for future products that contain narcotics, which could impact our royalty and sales revenue from such products.

Our approved product ONSOLIS® is formulated with the potent narcotic fentanyl. On December 29, 2011, FDA approved a REMS program covering all transmucosal fentanyl products. The program, which is referred to as the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program, was designed to ensure informed risk-benefit decisions before initiating treatment with a transmucosal fentanyl product, and while patients are on treatment, to ensure appropriate use. The approved program covers all approved transmucosal fentanyl products under a single program and was implemented in March 2012. There is a risk that healthcare providers may respond negatively to this class-wide REMS program in a manner similar to the original ONSOLIS® REMS program that we were required to implement prior to the adoption of the class-wide REMS. Should this occur, Meda’s ability to generate revenue from sales of ONSOLIS® in the U.S. and Canada, once the appearance and related formulation issues have been resolved and the product is relaunched in the U.S. and Canada, could be materially compromised, which would result in low royalty payments to us. Additionally, the FDA has implemented a class-wide REMS covering the extended release and long acting opioid class. The class-wide REMS program consists of a REMS-compliant educational program offered by an accredited provider of continuing medical education, patient counseling materials and a medication guide. BEMA® Buprenorphine is anticipated to fall within the existing class-wide REMS program. The cost and implementation of the extended release and long-acting opioid REMS is shared among multiple companies in the category.

There also continues to be a REMS in place for buprenorphine for the treatment of opioid dependence referred to as the BTOD (Buprenorphine-containing Transmucosal products for Opioid Dependence) REMS. BUNAVAIL™ will fall within the existing REMS, which is far less cumbersome and includes a medication guide and healthcare professional and patient education. Given the existence of a REMS in both the extended release and long-acting opioid and opioid dependence markets, we anticipate our products will fit within the existing REMS and will avoid the issues encountered with ONSOLIS®, where a REMS program was yet to be developed.

We will be subject to risks if we seek to develop our own sales force.

If we choose to develop our own sales and marketing capability, including in connection with any exercise by us of our co-promotion rights with respect to ONSOLIS® under our agreements with Meda or with respect to our BEMA® Buprenorphine product under our agreements with Endo or with respect to our anticipated self-commercialization efforts for BUNAVAIL™, we may be impeded in these efforts given that our experience in developing a fully integrated commercial organization is limited. If we choose to establish a fully integrated commercial organization, we will likely incur substantial expenses in developing, training and managing such an organization. We may be unable to build a fully integrated commercial organization on a cost effective basis, or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

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

In addition, it is our stated intention to seek to avail ourselves of the FDA’s 505(b)(2) approval procedure where it is appropriate to do so. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits an applicant to file a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain preclinical testing or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. If this approval pathway is not available to us with respect to a particular formulation or product, or at all, the time and cost associated with developing and commercializing such formulations or products may be prohibitive and our business strategy would be materially and adversely affected. For example, in September 2012, the FDA received a Citizen Petition requesting that it refuse to file any Section 505(b)(2) NDA or abbreviated new drug application, or ANDA, for buprenorphine/naloxone drugs intended to be applied to the oral mucosal membranes unless such application refers to the sublingual film formulation of Suboxone®, rather than the tablet formulation, as the reference listed drug, or RLD. Our proposed Section 505(b)(2) marketing application for BUNAVAIL™ is expected to reference the tablet formulation of Suboxone® rather than the film formulation as the reference listed drug, and the data we have generated has been based off of the tablet formulation of Suboxone®. While the FDA, on February 22, 2013, rejected the Citizen Petition referred to above, we may be faced with similar issues in the future which might require us to conduct additional studies of our product candidates or otherwise face delays and additional costs.

Moreover, we may be required to conduct additional costly and time-consuming clinical studies beyond those that we originally anticipate in the event that our clinical trials fail to meet their primary endpoints or for other reasons, which would render them inadequate to support approval by the FDA. For example, in September 2011, we announced that our Phase 3 clinical trial for BEMA® Buprenorphine did not meet its primary endpoint and therefore we were required to conduct new trials. In our licensing and development agreement with Endo, we are responsible for the conduct of planned clinical studies leading up to the submission of an NDA for BEMA® Buprenorphine. Conducting a new clinical trial in accordance with the FDA requirements has required significant additional capital, and we will not be able to commercialize and sell our BEMA® Buprenorphine product until we are able to meet our primary endpoints for both trials and obtain subsequent FDA approval.

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

Our approved product and other product candidates contain narcotic ingredients which are tightly regulated by federal authorities. The development, manufacturing and sale of such products are subject to strict regulation, including the necessity of risk management programs, which may prove difficult or expensive to comply with.

Our FDA approved product, ONSOLIS®, and two of our lead product candidates, BEMA® Buprenorphine and BUNAVAIL™, contain tightly controlled and highly regulated narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. The FDA or the U.S. Drug Enforcement Administration, or DEA, currently impose and may impose additional regulations concerning the development, manufacture, transportation and sale of prescription narcotics. Such regulations include labeling requirements, the development and implementation of risk management programs, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. This is particularly true with respect to the REMS that the FDA required for ONSOLIS®. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. Any such current or new regulations may be difficult and expensive for us and our manufacturing and commercial partners to comply with, may delay the introduction of our products, may adversely affect our net sales, if any, and may have a material adverse effect on our results of operations.

The DEA limits the availability of the active ingredients used in ONSOLIS® and certain of our product candidates and, as a result, our procurement quota may not be sufficient to meet commercial demand or complete clinical trials.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in our approved product ONSOLIS® and in our lead product candidates BEMA® Buprenorphine and BUNAVAIL™ (fentanyl and buprenorphine, respectively) are listed by the DEA as Schedule II and III substances, respectively, under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled.

The DEA limits the availability of the active ingredients used in ONSOLIS®, BEMA® Buprenorphine and BUNAVAIL™ and potentially other of our product candidates and, as a result, our procurement quota of these active ingredients may not be sufficient to complete clinical trials or meet commercial demand. We must annually apply to the DEA for a procurement quota in order to obtain these substances. The DEA may not establish a procurement quota following FDA approval of an NDA for a controlled substance until after DEA reviews and provides for public comment on the labeling, promotion, risk management plan and other documents associated with such product. A DEA review of such materials may result in potentially significant delays in obtaining procurement quota for controlled substances, a reduction in the quota issued to us or an elimination of our quota entirely. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials, product launches or sales of products, which could have a material adverse effect on our business and results of operations.

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

Our ability to achieve our corporate objectives will depend to a significant degree upon the continued services of key management, technical and scientific personnel, particularly our senior executive officers. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources. In addition, we depend on our ability to attract and retain other highly skilled personnel, including research scientists. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all, which would negatively impact our development and commercialization programs.

Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

Executive officers, directors and entities affiliated with them have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders.

As of the date of this Report, our directors, executive officers and affiliated principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 12.70% of our outstanding common stock. These figures do not reflect any future potential exercise of outstanding common stock purchase warrants into shares of common stock. The interests of our current officers, directors and affiliated stockholders may differ from the interests of other stockholders. As a result, these current officers, directors and affiliated stockholders could have the ability to exercise substantial influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

As of March 11, 2014, there are 47,947,817 shares of common stock issued and 47,932,326 shares of common stock outstanding and there were 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock issued and outstanding. On July 21, 2011, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock, par value $.001, of our common stock from 45,000,000 to 75,000,000 shares. This increase in our authorized shares of common stock provides us with the flexibility to issue more shares in the future, which might cause dilution to our stockholders. In addition, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of outstanding options or warrants. To the extent such options (including options under our stock incentive plan) or warrants are exercised, the holders of our common stock may experience further dilution.

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

We have a material number of shares of common stock underlying securities of our company, the future sale of which could depress the price of our publicly-traded stock. As of March 11, 2014: (i) 3,592,947 shares of common stock are issuable upon exercise of outstanding stock options at a weighted average exercise price of $4.08 per share, (ii) 1,841,792 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $3.62 per share and (iii) 2,709,300 shares of Series A preferred eligible to be converted into shares of our common stock. If and when these securities are exercised into shares of our common stock, our shares outstanding will increase. Such increase in our outstanding securities, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

Furthermore, sales of our common stock by our directors, officers, or employees may occur as a result of sales effected pursuant to predetermined trading plans adopted under the safe-harbor afforded by SEC Rule 10b5-1.

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

The projections that our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, product approval, production and supply dates, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Report should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

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

The additional financings which we have undertaken and which we may in the future require, have and may be obtained through one or more transactions which have diluted or will dilute (either economically or in percentage terms) the ownership interests of our stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 75 million shares of common stock and 2,290,700 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Description of Property.

Our executive offices are located in Raleigh, North Carolina. The lease, which commenced November 2007 for 63 months, was amended September 2012 for an additional 24 months. This approximately 5,500 square foot space has remaining base rent of $148,471 payable through February 2015. Rent is payable in monthly installments, and is subject to yearly price increases and increases for our share of common area maintenance costs. The landlord for this space is HRLP Raleigh, L.P.. We believe this space is adequate as our principal executive office location.

Our finance and accounting offices are located in Tampa, Florida. We share this office space with a related company and pay $2,841 on a monthly basis for approximately 1696 square feet of office space occupied by our four full-time employees in this office.

Item 3.	Legal Proceedings.

Readers are advised that the following disclosure regarding our ongoing litigation with MonoSol is intended to provide some background and an update on the matter as required by the rules of the SEC. Additional details regarding the past procedural history of the matter can be found in our previously filed periodic filings with the SEC.

Litigation Related To ONSOLIS®

On November 2, 2010, MonoSol filed an action against us and our commercial partners for ONSOLIS® in the Federal District Court of New Jersey (“DNJ”) for alleged patent infringement and false marking. We were formally served in this matter on January 19, 2011. MonoSol claims that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which we and our partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588) (the “ ‘588 Patent”). Of note, the BEMA® technology itself is not at issue in the case, nor is BEMA® Buprenorphine or BUNAVAIL™, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol is seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

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

As expected, in the ‘891 Patent and ‘292 Patent Ex Parte Reexamination proceedings, MonoSol amended the claims several times and made multiple declarations and arguments in an attempt to overcome the rejections made by the USPTO. These amendments, declarations and other statements regarding the claim language significantly narrowed the scope of their claims in these two patents. In the case of the ‘891 Patent, not one of the original claims survived reexamination and five separate amendments were filed confirming our position that the patent was invalid. Additionally, we believe that arguments and admissions made by MonoSol prevent it from seeking a broader construction during any subsequent litigation by employing arguments or taking positions that contradict those made during prosecution.

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

Inter partes reviews, a new USPTO process to review the patentability of one or more claims of patents, was enacted in September, 2012. As such, on June 12, 2013, despite our previously noted success in the prior ex parte reexaminations for the ’292 and ’891 Patents, we availed ourselves of this new process and filed requests for inter partes reviews on the narrowed yet reexamined patents, the ‘292C1 and ‘891C1 Patents, to challenge their validity and continue to strengthen our position. This inter partes review process allows us to actively participate in the reviews and address any of MonoSol’s arguments and representations made during the review process, which heightens our ability to invalidate these patents. On November 13, 2013, the USPTO decided not to institute the two inter partes reviews for the ‘891C1 and ‘292C1 Patents. The USPTO’s decision was purely on statutory grounds and based on a technicality (in that the IPRs were not filed within what the UPSTO determined to be the statutory period) rather than substantive grounds. Thus, even though the inter partes reviews were not instituted, the USPTO decision preserves our right to raise the same arguments at a later time (e.g., during litigation). Regardless, our assertion that our products and technologies do not infringe the original ‘292 and ‘891 Patents and, now, the reexamined ‘891C1 and ‘292C1 Patents remains the same.

Importantly, in the case of MonoSol’s ‘588 Patent, the USPTO on July 20, 2012 issued a second Office Action closing prosecution and rejecting for a second time all claims as anticipated or obvious. It also rejected the amended claims proposed by MonoSol as unclear and lacking support. Then, on January 23, 2013, the USPTO issued a Right of Appeal Notice, rejecting all claims of the ‘588 Patent and closing reexamination proceedings. This action confirms that all claims of this patent are also invalid, but unlike ‘292 and ‘891, the USPTO has not found that any amended or narrower claims should be granted. On February 22, 2013, MonoSol filed both a Notice of Appeal to the Board of Patent Appeals and Interferences and a Request for Continuing Examination of the ‘588 Patent. On March 12, 2013, we filed a petition requesting the USPTO to deny MonoSol’s February 22, 2013 Request to Continue Examination and to allow the proceedings to go to an appeal. Subsequently, on July 3, 2013, the USPTO denied MonoSol’s February 22, 2013 Request to Continue Examination. After reviewing MonoSol’s Appeal Brief (filed June 24, 2013) and our Respondent’s Brief (filed July 24, 2013), the USPTO formally initiated the appeals process with the Examiner’s Answer on August 8, 2013, which affirmed the rejection of all the claims in the ‘588 Patent. An oral hearing for the appeal, in which both parties will have an opportunity to make arguments before the Patent Trial & Appeal Board (“PTAB”) has been scheduled for March 26, 2014.

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

Litigation Related To BUNAVAIL™

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol (collectively, the “RB Plaintiffs”) filed an action against us relating to our BUNAVAIL™ product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL™ is a proposed treatment for opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL™, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832) (the “‘832 Patent”). We believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL™.

We believe that this action is in response to a 2013 decision wherein the FDA recently ruled in favor of our position in two Citizen Petitions filed by the RB Plaintiffs that sought to prevent the FDA from accepting and filing our NDA for BUNAVAIL™. The two Citizen Petitions, filed on December 2, 2011 and August 13, 2013, respectively, included requests that the FDA refuse to accept for filing any NDAs submitted using the 505 (b)(2) regulatory pathway for buprenorphine/naloxone products consisting of a polymer film for application to the buccal mucosal membranes (such as BUNAVAIL™), unless such application references the NDA for Suboxone® (buprenorphine/naloxone) sublingual film (and not the Suboxone® sublingual tablet NDA). Suboxone® is an approved product for opioid dependence. The requirement to reference the Suboxone® film formulation, which is under patent exclusivity with Orange Book-listed patents, including the ‘832 Patent, was aimed at delaying the eventual approval of BUNAVAIL™. FDA did not agree with these arguments and in its decision on September 18, 2013, it denied the requests and subsequently, accepted and filed the BUNAVAIL™ NDA.

We believe that the RB Plaintiff’s claim of patent infringement has no more validity than the recently rejected Citizen Petitions, but is being used as another anticompetitive attempt to distract us in our efforts toward commercializing BUNAVAIL™. We look forward to the FDA’s review of the BUNAVAIL™ NDA as it moves toward the June 7, 2014 PDUFA date when we expect a response from FDA on our NDA for BUNAVAIL™. In the meantime, we strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit.

On December 13, 2013, we filed a motion to dismiss RB Plaintiff’s suit based on insufficient pleadings and lack of standing. In response, RB Plaintiffs filed its opposition to our motion to dismiss on January 22, 2014. We filed our reply to RB’s opposition to our motion to dismiss on February 10, 2014.

On January 15, 2014, we filed a request for inter partes review in the USPTO of the ‘832 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. On January 31, 2014, we filed in Court a motion for stay pending the outcome of the inter partes review proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the NASDAQ Capital Market under the symbol “BDSI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2013 and 2012, as reported by the NASDAQ Capital Market, is set forth below.

Quarterly Common Stock Price Ranges

Fiscal Year 2013, Quarter Ended:	High	Low
March 31, 2013	$4.94	$3.52
June 30, 2013	$5.74	$3.86
September 30, 2013	$5.55	$4.05
December 31, 2013	$6.09	$4.16

Fiscal Year 2012, Quarter Ended:	High	Low
March 31, 2012	$2.55	$0.80
June 30, 2012	$4.54	$2.39
September 30, 2012	$6.48	$4.26
December 31, 2012	$6.89	$3.87

As of March 11, 2014, we had approximately 121 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2011 Equity Incentive Plan as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	6,549,719	$3.86	2,555,228
Equity compensation plans not approved by security holders	—	—	—
Total	6,549,719	$3.86	2,555,228

(1)	Includes 3,192,596 shares of common stock underlying options previously granted under our Amended and Restated 2001 Incentive Plan, which are still exercisable despite the fact that such plan expired July 2011.

Stock Performance

The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash on December 31, 2008 in (i) our common stock (ii) the Nasdaq Composite Index (iii) the Nasdaq Biotechnology Index and (iv) the Amex Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

Comparison of cumulative total return on investment since December 31, 2008:

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
BioDelivery Sciences Int’l, Inc.	$100.00	$135.52	$122.41	$27.93	$148.62	$203.10
Nasdaq Composite (U.S. Companies)	100.00	143.89	168.22	165.19	191.47	264.84
Nasdaq Biotechnology	100.00	115.63	132.98	148.69	196.12	324.80
Amex Pharmaceutical	100.00	113.33	112.11	122.03	135.45	171.55

Item 6.	Selected Financial Data.

The statements of operations data and statements of cash flows data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The statements of operations data and statements of cash flows data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes beginning on page F-1 and other financial information included in this Report.

	Fiscal Year
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Total revenue	$11,356	$54,542	$3,263	$3,405	$62,815
Operating (loss) income	(56,402)	7,062	(26,988)	(16,319)	40,129
Net (loss) income	(57,394)	1,652	(23,325)	(13,033)	33,047
Diluted net (loss) income per share	(1.51)	0.05	(0.82)	(0.56)	1.54
Balance Sheet Data:
Cash, short-term and long-term investments	$23,176	$63,189	$10,750	$18,209	$23,873
Total assets	38,005	75,739	23,645	33,580	39,678
Accumulated deficit	(151,313)	(93,919)	(95,572)	(72,246)	(59,214)
Total stockholders’ (deficit) equity	(812)	49,777	4,120	9,786	14,458
Statements of Cash Flows Data:
Net cash flows from operating activities	$(60,103)	$12,187	$(23,275)	$(11,682)	$18,190

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Background of Our Company

We are a specialty pharmaceutical company that is developing and commercializing, either on our own or in partnerships with third parties, new applications of proven therapeutics to address important unmet medical needs using both proven and new drug delivery technologies. From the founding of our predecessor in 1995 through 2002, we were a development stage company and exited the development stage upon our execution of a license agreement relating to a prior delivery technology which we are no longer developing.

In August 2004 we acquired Arius Pharmaceuticals, the then licensee (and now owner) of our BEMA® drug delivery technology, and July 2006, we licensed commercialization rights in Europe for our lead product, the BEMA® based ONSOLIS®, to Meda. In September 2007, we entered into a definitive License and Development Agreement with Meda for ONSOLIS® in the U.S., Canada and Mexico. In January 2012, we entered into a definitive License and Development Agreement with Endo for BEMA® Buprenorphine for chronic pain and are working with Endo to complete U.S. development of the product for purposes of seeking FDA approval. In March 2013, we entered into a definitive Exclusive License Agreement with Arcion pursuant to which Arcion agreed to grant to us an exclusive commercial world-wide license, with rights of sublicense, under certain patent and other intellectual property rights related to in-process research and development to develop, manufacture, market, and sell gel products containing clonidine (or a derivative thereof), alone or in combination with other active ingredients, for topical administration for the treatment of painful diabetic neuropathy and other indications.

We expect to continue research and development of pharmaceutical products and related drug delivery technologies, some of which will be funded by our commercialization agreements. We will continue to seek additional license agreements, which may include up-front payments. We may also seek to commercialize products such as BUNAVAIL™ on our own or in conjunction with third parties. We anticipate that funding for the next several years will come primarily from milestone payments and royalties from Meda and Endo, potential revenues from sales of BUNAVAIL™, potential sale of securities, collaborative research agreements, including those with pharmaceutical companies and potential exercises of our warrants.

We have a very limited history of commercial operations, having focused the vast majority of our corporate effort on research and development activities. We have, since our founding, received revenue in the form of: (i) contract revenue from Endo related to an upfront, non-refundable payment for a license of our BEMA® Buprenorphine product in 2012(a portion of which was recorded as deferred revenue that is being recognized as revenue under prevailing revenue recognition rules), (ii) payment from Endo for a certain patent-related milestone (iii) royalty revenue from Meda from sales of ONSOLIS®; (iv) up-front non-refundable license and milestone payments from Meda in 2007, 2008, 2009 and 2012 (which were initially classified as deferred revenue and subsequently, a substantial amount was reclassified as recognized revenue under prevailing revenue recognition rules), (v) revenue from the sale of a royalty stream in 2004, (vi) research and collaboration revenues, including research revenues in 2010 and 2013 from TTY and Kunwha and (vii) minimal royalty revenue from a license with Accentia. Most of these types of revenue are generally not repeating or predictable. Therefore, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future, particularly until we generate recurring revenue from product sales, with the foremost opportunity being potential revenue from sales of BUNAVAIL™, should that product receive FDA approval.

Readers are cautioned that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties normally encountered by companies that are involved in the development and commercialization of their products and related technologies, particularly companies in new and rapidly changing markets such as pharmaceuticals, drug delivery and biotechnology. For the foreseeable future, we must, among other things, invest in non-clinical and clinical trials of, and seek regulatory approval for and commercialization of, our product candidates, the outcomes of which are subject to numerous risks, many of which are beyond our control. We must also maintain our relationships with our key commercial partners and address regulatory, legal and/or commercial issues and risks that relate to our business from time to time, many of which could impact, perhaps negatively, our planned operations. We may not be able to appropriately address these risks and difficulties.

Critical Accounting Policies and Estimates

Impairment Testing

In accordance with Generally Accepted Accounting Principles (referred to herein as GAAP), goodwill impairment testing is performed at the reporting unit level annually, or more frequently if indicated by events or conditions. We performed an evaluation and determined that there is only one reporting unit. In the course of the evaluation of the potential impairment of Goodwill, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed. The quantitative impairment test first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is calculated and an impairment is recorded if the implied fair value is less than the carrying amount. The determination of goodwill impairment is highly subjective. It considers many factors both internal and external and is subject to significant changes from period to period. No goodwill impairment charges have resulted from this analysis for 2013, 2012 or 2011.

An impairment of a long-lived asset other than goodwill is recognized under GAAP if the carrying value of the asset (or the group of assets of which it is a part) exceeds (i) the future estimated undiscounted cash flow from the use of the asset (or group of assets) and (ii) the fair value of the asset (or asset group). In making this impairment assessment, we predominately use an undiscounted cash flow model derived from internal forecasts. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. No impairment charges have been recorded for other amortizing intangibles in 2013, 2012 or 2011.

Fair market value accounting (derivative liability)

The most significant estimate that could have a material effect on net (loss) gain is the fair market value accounting for our derivative liability. Our derivative liability consists of free standing warrants that are recorded as liabilities due to the registration rights agreements and the requirement for continued effectiveness of the warrants. As a result, the warrants must be recorded as a liability at fair value. The changes in fair value are posted to the derivative gain (loss) in other (loss) income. We utilize the Black Scholes method to estimate the fair value of our warrants. The three most significant factors in the Black Scholes calculation are (i) our stock price, (ii) the volatility of our stock price and (iii) the remaining term of the warrants. During the year ending December 31, 2012, a $3.50 increase in the value of our stock was the primary cause of the $5.6 million derivative loss. During the year ending December 31, 2013, we had a lower average remaining term of the warrants, and the Black Scholes volatility of our stock over this remaining term was relatively low compared to 2012. These two factors lowered the Black Scholes value of the warrants, even though our stock price increased in 2013 of $1.58. The result was a $0.1 million derivative gain.

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

We use the Black-Scholes option pricing model to determine the fair value of stock option and warrant grants. In applying the Black-Scholes option pricing model during 2013, we assumed no dividend yield, risk-free interest rates ranging from 0.70% to 1.60%, expected option terms ranging from 5 to 6 years (for employee options), a volatility factor ranging from 77.59% to 81.65% and option exercise prices ranging from $4.33 to $5.39.

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

Revenue Recognition

Meda License, Development and Supply Agreements

In August 2006 and September 2007, we entered into certain agreements with Meda to develop and commercialize the ONSOLIS® product, a drug treatment for breakthrough cancer pain delivered utilizing the BEMA® technology. The aforementioned agreements relate to the United States, Mexico and Canada (such agreements, the “Meda U.S. Agreements”) and to certain countries in Europe (such agreements, the “Meda EU Agreements”, together with Meda U.S. Agreements, the “Meda Agreements”). They carry license terms that commence on the date of first commercial sale in each respective territory and end on the earlier of the entrance of a generic product to the market or upon expiration of the patents, which begin to expire in 2020.

We recognize revenue associated with the Meda Agreements in accordance with GAAP related to multiple deliverables. Our deliverables under the Meda Agreements, including our related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 5 to the accompanying financial statements.

We have determined that upon inception of both the U.S. and EU Meda arrangements all deliverables to each arrangement are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda related to these deliverables prior to FDA approval in July 2009 were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain research and development services deliverables were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue, which included $5.0 million in milestones received during the year ended December 31, 2012. At December 31, 2013, there was remaining deferred revenue of $1.3 million which is related to the Meda research and development services. As time progresses, we will continue to estimate the time required for ongoing obligations, and adjust the remaining deferred revenue accordingly on a quarterly basis.

Upon delivery of the license to Meda, we have determined that each of the undelivered obligations have stand-alone value to Meda as these post-commercialization services encompass additional clinical trials on different patient groups but do not require further product development and these services and product supply obligations can be provided by third-party providers available to Meda. We have also obtained third-party evidence of fair value for the other research and development services and other service obligations, based on hourly rates billed by unrelated third-party providers for similar services contracted by us. We have obtained third-party evidence of fair value of the product supply deliverable based on the outsourced contract manufacturing cost charged to us from the third-party supplier of the product. The arrangements do not contain any general rights of return. Therefore, the remaining deliverables to the arrangements will be accounted for as three separate units of accounting to include (1) product supply, (2) research and development services for the ONSOLIS® product and (3) the combined requirements related to the remaining other service-related obligations due Meda to include participation in committees and certain other specified services. The estimated portion of the upfront payments of approximately $1.2 million (under the Meda U.S. Agreements) and $0.1 million (under the Meda EU Agreements) attributed to these other service-related obligations will be recognized as revenue as services are provided through expiration of the license terms, as defined above.

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

At the inception of the Endo arrangement and in accordance with the revenue recognition criteria, we determined that: the Endo Agreement is a multi-deliverable arrangement with three deliverables: (1) the license rights related to BEMA® Buprenorphine, (2) services related to obtaining enhanced intellectual property rights through the issuances of a particular patent, and (3) clinical development services. We concluded that the license delivered to Endo at the inception of the Endo Agreement has stand-alone value because Endo obtained, at the inception of the Endo Agreement, all of the rights and knowledge necessary to fully exploit its license without our further involvement. It was also determined that there was a fourth deliverable, the provision of clinical trial material (“CTM”). The amounts involved are, however, immaterial and delivered in essentially the same time frame as the clinical development services. Accordingly, we have not separately accounted for the CTM deliverable, but consider it part of the clinical development services deliverable.

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

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. We estimate that such performance will extend into the first half of 2015. Based on the estimated proportion of those services performed in 2013, $5.2 million of that amount was recognized in 2012 and $6.3 million was recognized in 2013. As a result, $2.9 million remains deferred at December 31, 2013.

We analyzed the milestone payments noted above to determine if such milestones are substantive. This determination included an analysis of our performance to achieve each milestone, the enhancement of value of the delivered items, the timing of performance related to the milestone, and the reasonability of the milestone relative to all the deliverables and payment terms. We concluded that each of the milestones are substantive.

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

On February 16, 2012, we announced that the U.S. Patent and Trademark Office issued a Notice of Allowance regarding our patent application (No. 13/184306), which patent will extend the exclusivity of the BEMA® drug delivery technology for our BEMA® Buprenorphine and BUNAVAIL™ product candidates from 2020 to 2027. On April 17, 2012, we announced that this patent was granted. As a result, pursuant to the Endo Agreement, we received a milestone payment from Endo in the amount of $15 million in May 2012. As discussed above, this milestone had been evaluated to be a substantive milestone, and therefore was recognized as revenue when the milestone was received.

The remaining milestone payments are expected to be recognized as revenue as and if they are achieved (including the $10 million milestone payment received February 2014 as a result of the Phase 3 database lock for opioid naive patients), except that one milestone is contingently refundable for a period of time. Revenue related to that milestone is expected to be recognized as refund provisions as defined in the agreement expire. Sale threshold payments and sales-based royalties will be recognized as they occur under the terms of the Endo Agreement.

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

Contract Revenue

In 2013, we recognized as revenue $0.2 million in previously deferred revenue related to our agreement with Meda associated with ONSOLIS®. In 2012, we recognized as revenue $17.5 million in previously deferred revenue as a result of the E.U. launch of BREAKYL™. In 2013 and 2011, respectively, we received and recognized as revenue $0.3 million which related to our license agreement with TTY.

We also earned contract revenue as a result of Endo up-front and milestone payments related to our BEMA® Buprenorphine product in 2013 and 2012. We recognized in 2012, revenue of $15.6 million associated with receipt of the $30 million non-refundable up-front license payment, and the $14.4 million balance of which was recorded as deferred revenue to be recognized as the related clinical development services are rendered. Based on the estimated proportion of those services performed through December 31, 2012 and 2013, respectively $5.2 million was recognized as revenue in fiscal year 2012 and $6.3 million was recognized as revenue in fiscal year 2013. As a result, $2.9 million remains deferred at December 31, 2013. In addition, in May 2012 we received and recognized as revenue $15 million associated with an intellectual property milestone.

Research and Development Reimbursements

Reimbursable revenue amounts are related to certain research and development expenses that are reimbursable from Endo related to the Buprenorphine chronic pain program. Our contract with Endo states that Endo will begin reimbursing us for certain research and development expenses once these expenses exceed $45 million. In 2013, we recognized $2.8 million of reimbursable expenses related to our Endo agreement. This is shown as reimbursable revenue on the accompanying consolidated statements of operations.

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

Results of Operations

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Product Royalty Revenues. We recognized $1.8 million and $1.1 million in product royalty revenue during the years ended 2013 and 2012, respectively, under our license agreement with Meda. The increase in product royalty revenues can be attributed to the commercial launch of BREAKYL™ in the EU in October 2012.

Research Revenues. We recognized $0.01 million of revenue related to a research and development agreement with Meda during the year ended 2012. There were no such research revenue during the year ended 2013.

Contract Revenues. We recognized $6.3 million and $35.8 million in contract revenue during the years ended 2013 and 2012, respectively, under our license agreement with Endo. We recognized $0.06 million and $17.5 million in previously deferred revenue from Meda as a result of the E.U. launch and $0.2 million and $0.1 million as a result of ongoing development service obligations related to the Meda agreement in 2013 and 2012, respectively. We recognized $0.3 million in contract revenue during the year ended 2013 related to our license agreement with TTY.

Research and Development Reimbursements. We recognized $2.8 million of reimbursable revenue related to our agreement with Endo during the year ended 2013. There was no such reimbursable revenue during the year ended 2012.

Cost of Product Royalties. We incurred $2.1 million and $1.9 million in cost of product royalties during the years ended 2013 and 2012, respectively, related to direct costs attributable to the production of ONSOLIS®. This includes both manufacturing costs and royalties owed to CDC and Athyrium. We are required to pay royalties of $0.375 million per quarter to CDC and Athyrium under a Clinical Development and License Agreement entered into in 2005, and most recently amended in May 2011.

Research and Development Expenses. During the years ended December 31, 2013 and 2012, research and development expenses totaled $53.3 million and $35.4 million, respectively. The increase in research and development expenses can be attributed to two pivotal pain studies and one safety trial pursuant to the Endo Agreement for our Buprenorphine chronic pain program. The safety trial did not begin until October 2012. In addition, the two pivotal pain studies in 2013 had more patients and corresponding recruiting activities than were experienced in the corresponding prior year period. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, which includes ONSOLIS®, BEMA® Buprenorphine for chronic pain and BUNAVAIL™ for the treatment of opioid dependence. We also began development activities for Topical Clonidine Gel for painful diabetic neuropathy. Research and development expenses generally include contractor services, compensation for scientific personnel and other costs directly related to the development and application of drug technologies.

We anticipate a significant reduction in our research and development spending starting in the fourth quarter of 2013 and continuing into 2014 based on the completion of the BUNAVAIL™ NDA work and the winding down of the clinical trial programs for BEMA® Buprenorphine for Chronic Pain.

General and Administrative Expenses. During the years ended December 31, 2013 and 2012, general and administrative expenses totaled $12.3 million and $10.1 million, respectively. General and administrative costs include legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. The increase in general and administrative expenses can be attributed to an increase in professional service fees including legal expenses and additional incentive cash compensation due to performance against established pre-defined company objectives.

Interest Expense, Net. During the year ended December 31, 2013 we had net interest expense of $0.9 million, consisting of $0.9 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs related to associated with the July 2013 secured loan facility from MidCap. These 2013 costs were partially offset by interest income of $0.3 million. During the year ended December 31, 2012, we had interest income of $0.3 million.

Derivative Gain (Loss). Derivative gain (loss) in 2013 and 2012 is related to the adjustment of derivative liabilities to fair value as of December 31, 2013 and 2012, respectively. Derivatives are primarily free-standing warrants. The warrants are measured using Black-Scholes calculations. A major component of the calculation is our stock price. During the year ending December 31, 2013, we had a lower average remaining term of the warrants, and the Black Scholes volatility of our stock over this remaining term was relatively low compared to 2012. These two factors lowered the Black Scholes value of the warrants, even though our stock price increased in 2013 by $1.58. The result was a $0.1 million derivative gain. During 2012, our stock price increased by $3.49 per share. This increased our warrant liability, and correspondingly caused the $5.6 million derivative loss.

Income Tax Expense and tax net operating loss carryforwards. We had federal and state net operating loss carryforwards (“NOL”) of approximately $109 million and $100 million at December 31, 2013 as compared to federal and state NOLs of $45 million and $38.8 million as of December 31, 2012. These loss carryforwards expire principally beginning in 2020 through 2026 for federal and 2028 for state purposes. In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to all of our deferred tax assets. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” (as defined in the Internal Revenue Code), there are annual limitations on the amount of the net operating loss and other deductions which are available to us.

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

Cost of Product Royalties. We incurred $1.9 million and $1.8 million in cost of product royalties during the years ended 2012 and 2011, respectively, related to direct costs attributable to the production of ONSOLIS®. This includes both manufacturing costs and royalties owed to CDC and Athyrium. We are required to pay royalties to CDC and Athyrium under a Clinical Development and License Agreement entered into in 2005, and most recently amended in May 2011, in the amount of $0.375 million per quarter.

Research and Development Expenses. During the years ended December 31, 2012 and 2011, research and development expenses totaled $35.4 million and $20.8 million, respectively. The increase in research and development expenses can principally be attributed to higher costs associated with the BEMA® Buprenorphine clinical trial and BUNAVAIL™ program in 2012. Our scientific staff continued to work toward increased development and application of our BEMA® technologies, but particularly with respect to BEMA® Buprenorphine, BUNAVAIL™ and ONSOLIS®. Funding of this research in 2012 and 2011 was obtained through license revenue, sponsored research revenue, exercise of options by employees and directors and sales of company securities. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the our drug delivery technologies.

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

Major Research and Development Projects

In 2013, we continued to dedicate our corporate resources to our portfolio of products utilizing the BEMA® technology. This included:

•	two Phase 3 clinical studies of BEMA® Buprenorphine;

•	a clinical safety study for BUNAVAIL™ and the preparation and subsequent NDA filing;

•	re-formulation of ONSOLIS® to correct cosmetic defects; and

•	preparation activity of the first Phase 3 clinical study of Clonidine Topical Gel.

Clinical research expenses in 2013 were primarily dedicated to Phase 3 studies for BEMA® Buprenorphine for the treatment of chronic pain; and completion of the safety study and NDA for BUNAVAIL™.

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

The following is a summary of our current major research and development initiatives and the risks related to such initiatives:

BEMA® Buprenorphine. BEMA® Buprenorphine is our second analgesic product using the BEMA® technology. We have conducted multiple Phase 1 studies with BEMA® Buprenorphine, one Phase 2 study in acute pain, and one Phase 3 efficacy study in a mixed population of opioid naïve and opioid experienced patients for the treatment of moderate to severe chronic pain. Additional new Phase 3 studies to evaluate the efficacy and safety of BEMA® Buprenorphine in the treatment of opioid naïve and experienced patients with chronic pain were ongoing in 2013. The Phase 3 study in opioid naïve patients completed in early 2014, and the results were positive.

Due to the ability of BEMA® Buprenorphine to participate in the key chronic pain market, we believe that BEMA® Buprenorphine has the potential to achieve greater than a 5% share of the $10 billion dollar U.S. market for opioid analgesics, which would translate to over $500 million in peak annual sales. We do not expect to generate any royalty revenue from sales of BEMA® Buprenorphine, if ever, until at least 2015. A license and development agreement was finalized with Endo for the worldwide rights to BEMA® Buprenorphine for chronic pain in January 2012.

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

BUNAVAIL™. A higher dose formulation of BEMA® Buprenorphine combined with the abuse deterrent naloxone has been developed for the treatment of opioid dependence. In 2013, a safety study was completed in 249 patients with opioid dependence who were converted from Suboxone® tablets or films. Upon successful study completion, the NDA for BUNAVAIL™ was compiled and submitted in July 2013. The FDA has assigned a PDUFA date of June 7, 2014. Up to the point of approval, the risk exists that BUNAVAIL™ may not receive an approval on its PDUFA date, or may not receive an approval at any point. While we believe the existing NDA is adequate to support an approval, the FDA may make a determination that the available data does not support the efficacy or safety of BUNAVAIL™, or they may determine that there is inadequate CMC data. In addition, during NDA review FDA inspections of clinical, manufacturing, packaging and testing facilities may reveal concerns that would impact the review and approval of the NDA.

Clonidine Topical Gel. A Phase 3 clinical study assessing the efficacy and safety of Clonidine Topical Gel will be conducted in 2014. Arcion has assessed its effectiveness in reducing pain in PDN in a double-blind, placebo-controlled, Phase 2 study where the primary study endpoint was the change in pain intensity over a 3 month treatment period in diabetic foot pain. A significant treatment difference was seen in the planned subset analysis of diabetic patients who had documented evidence of “functioning pain receptors” in the skin of the lower leg (p=0.01, n=63) thus, at a minimum, supporting the effectiveness of topical clonidine in diabetic patients with functioning pain receptors of the skin. In the overall population that included patients without “functioning nerve receptors”, there was a trend favoring topical clonidine gel (p=0.07, n= 182), though the overall results did not reach statistical significance.

We plan to conduct a Phase 3 clinical study of Clonidine Topical Gel in an enriched population of patients who have documented evidence of “functioning pain receptors”. The study is anticipated to complete recruitment in late 2014 with results possible by early 2015. The risks to our company associated with the Clonidine Topical Gel clinical program include: (i) inability to develop and manufacture a stable formulation suitable for clinical or commercial use; (ii) slow patient enrollment in clinical trials; (iii) failure of clinical trials; (iv) product safety issues; (v) failure of or delay by the FDA to approve our NDA; (vi) failure of a commercial partner or us to effectively launch and sell the product; and (vii) lack of funding to advance the program.

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

During 2011, significant sources of operating cash were $14 million in net proceeds from a private placement offering of common stock. During 2012, we received a $30 million, non-refundable license fee under the Endo Agreement. In addition, in May 2012, we received an additional $15 million milestone payment from Endo due to our achievement of a certain intellectual property-related milestone. In November 2012, we closed a registered direct offering of our common stock and newly designated Series A Non-Voting Convertible Preferred Stock, par value $.001 per share. The final amount of securities issued in the offering was an aggregate of (i) 6,791,887 shares of Common Stock and (ii) 2,709,300 shares of Series A Preferred Stock. The net proceeds to us, after deducting placement agent fees, the corporate finance fee and estimated offering expenses, was approximately $38.4 million.

In July 2013, we entered into a $20 million secured loan facility pursuant to a Credit and Security Agreement (the “Credit Agreement”) with MidCap. We received net proceeds in the aggregate amount of $19.8 million.

In November 2013, we filed a shelf registration statement which registered up to $75 million of our securities for potential future issuance, and such registration statement was declared effective on December 18, 2013. Concurrently with the filing of such registration statement, we established an “at-the-market” offering program utilizing the universal shelf registration for up to $15 million of common stock. Cantor Fitzgerald & Co. is the placement agent for such offering program. In January 2014, we sold 658,489 shares of common stock under such offering program for approximate gross proceeds of $4 million.

In January, 2014, we announced positive top-line results from our pivotal Phase 3 efficacy study of BEMA® Buprenorphine in opioid-“naive” subjects. The locking of the database for the opioid naive study has triggered a $10 million milestone payment from Endo per our licensing agreement, and was received February, 2014.

In December 2013 and January and February of 2014, a warrant holder exercised an aggregate of 10,000 and 515,000 shares of common stock underlying a warrant for proceeds to us of $0.05 million and $2.6 million, respectively.

From January through March 2014, our employees and directors exercised approximately 0.7 million stock options, which net proceeds to us was $2.2 million.

In February, 2014, we entered into a definitive Securities Purchase Agreement with certain institutional investors relating to a registered direct offering by the Company of 7,500,000 shares of our common stock, par value $.001 per share. The shares were sold at a price of $8.00 per share, yielding gross offering proceeds of $60 million. The offering price per share was determined based on an approximately 3.1% discount to the closing price of the common stock on February 7, 2014.

We anticipate that the cash used in operations and our investment in our facilities will continue beyond our ONSOLIS® agreements with Meda; pending reformulation of ONSOLIS® our agreement with Endo regarding BEMA® Buprenorphine for chronic pain as we research, develop and potentially, manufacture and commercialize additional drug formulations with our BEMA® technology such as our BUNAVAIL™ product as well as other non-BEMA® related products and technologies that we may acquire from other companies. As it relates to the latter, we are exploring other new product opportunities in pain and dependency as well as drug delivery technologies that may allow us to become less dependent on our BEMA® technology and the products we are currently developing in BEMA®.

At December 31, 2013, we had cash and cash equivalents of approximately $23.2 million. We used $60.1 million of cash from operations during the twelve months ended December 31, 2013 and had stockholders’ deficit of $0.8 million, versus equity of $49.8 million at December 31, 2012. Our existing cash balances are anticipated by management to be sufficient to fully fund our operations through the second quarter of 2015.

Additional capital may be required to support our commercialization activities for BUNAVAIL™, or should BUNAVAIL™ not be approved, to fund any additional requirements the FDA may request prior to considering it for approval; clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of our agreement with Endo), the reformulation project for and anticipated commercial relaunch of ONSOLIS®, planned development of Clonidine Topical Gel produced for painful diabetic neuropathy and general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

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

Readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on us, our financial condition and our results of operations in 2014 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

Contractual Obligations and Commercial Commitments

Our non-cancellable contractual obligations as of December 31, 2013 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$148,471	$118,665	$29,806	$—	$—
Employment agreements	1,251,370	1,251,370	—	—	—
Secured loan facility	20,000,000	7,333,333	12,666,667	—	—
Interest on secured loan facility	2,340,756	1,480,562	860,194	—	—
Exit fee on secured loan facility	700,000	—	700,000	—	—
Minimum royalty expenses*	9,000,000	1,500,000	3,000,000	3,000,000	1,500,000

Total contractual cash obligations**	$33,440,597	$11,683,930	$17,256,667	$3,000,000	$1,500,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
**	We signed a commercialization agreement with Endo in January 2012. Endo will have worldwide rights to market our BEMA® Buprenorphine product. In return for milestone payments and royalties, we are required to conduct and pay for certain clinical trials as outlined in a mutually agreed development plan. These costs will depend on the size and scope of the required trials. The Endo agreement does not specify minimums in terms of the cost of the trials.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. We may from time to time have amounts on deposit in excess of the insured limits. As of December 31, 2013, we had approximately $22.8 million, which exceed these insured limits.

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

Market indexed security risk

We have issued warrants to various holders underlying shares of our common stock. These warrant investments are re-measured to their fair value at each reporting period with changes in their fair value recorded as derivative gain (loss) in the accompanying consolidated statement of operations. We use the Black-Scholes model for valuation of the warrants.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Cherry Bekaert LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-34 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2013, such disclosure controls and procedures were effective.

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

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief

Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Certifying Officer

During our fourth fiscal quarter of 2013, one of our Company’s Certifying Officers was replaced, and a new officer was appointed. The Company does not believe that the change in a Certifying Officer will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2013.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 11, 2014 are as follows:

Name	Age	Position(s) Held

Frank E. O’Donnell, Jr., M.D.	64	Executive Chairman and Director
Mark A. Sirgo, Pharm.D.	60	President, Chief Executive Officer and Director
Ernest R. De Paolantonio	60	Chief Financial Officer and Secretary
Andrew L. Finn, Pharm.D	64	Executive Vice President of Product Development
William B. Stone	70	Lead Director
John J. Shea	87	Director
William S. Poole	67	Director
Samuel P. Sears, Jr	70	Director
Thomas W. D’Alonzo	70	Director

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Frank E. O’Donnell, Jr., M.D., age 64, has been our Chairman of the Board and a Director since March 29, 2002. He currently serves as Executive Chairman. Dr. O’Donnell has previously served as our President and Chief Executive Officer. In January 2005, he relinquished the title of President and in August 2005 he relinquished the title of Chief Executive Officer. For more than the last six years, Dr. O’Donnell has served as Manager of The Hopkins Capital Group, an affiliation of limited liability companies which engage in private equity and venture capital investing in disruptive technologies in healthcare. Dr. O’Donnell is a graduate of The Johns Hopkins School of Medicine and received his residency training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. Dr. O’Donnell is a former professor and Chairman of the Department of Ophthalmology, St. Louis University School of Medicine. He is a trustee of St. Louis University.

Mark A. Sirgo, Pharm.D., age 60, has been our President since January 2005 and Chief Executive Officer and Director since August 2005. He joined our company in August 2004 as Senior Vice President of Commercialization and Corporate Development upon our acquisition of Arius Pharmaceuticals, of which he was a co-founder and Chief Executive Officer. He has also served as our Executive Vice President, Corporate and Commercial Development and our Chief Operating Officer. Dr. Sirgo has over 30 years of experience in the pharmaceutical industry, including 16 years in clinical drug development, 7 years in marketing, sales, and business development and 12 years in executive management positions. Prior to his involvement with Arius Pharmaceuticals from 2003 to 2004, he spent 16 years in a variety of positions of increasing responsibility in both clinical development and marketing at Glaxo, Glaxo Wellcome, and GlaxoSmithKline, including Vice President of International OTC Development and Vice President of New Product Marketing. Dr. Sirgo was responsible for managing the development and FDA approval of Zantac 75 while at Glaxo Wellcome, among other accomplishments. From 1996 to 1999, Dr. Sirgo was Senior Vice President of Global Sales and Marketing at Pharmaceutical Product Development, Inc., a leading contract service provider to the pharmaceutical industry. Dr. Sirgo serves on the Board of Directors and as Chairman of the Compensation Committee of Salix Pharmaceuticals, Inc. (NASDAQ:SLXP), a specialty pharmaceutical company specializing in gastrointestinal products since 2008. Dr. Sirgo is qualified to serve on our board of directors because of his extensive experience in specialty biopharmaceutical companies. Dr. Sirgo received his BS in Pharmacy from The Ohio State University and his Doctorate from Philadelphia College of Pharmacy and Science.

Ernest R. De Paolantonio, CPA, MBA, age 60, has been our Chief Financial Officer since October of 2013 and has over 35 years of varied financial and business experience in the pharmaceutical industry. Prior to joining the company, he served as the Chief Financial Officer of CorePharma LLC, a private specialty generic company, and was directly involved in the financial and commercial strategy to establish Core’s proprietary labeled portfolio of products. In addition, he previously served in finance and controllers positions in roles of increasing responsibility at Colombia Laboratories, where he was also responsible for business development and logistics, including supply chain management for the company’s first commercial product launch. Mr. De Paolantonio has served in various financial positions in senior management at Taro Pharmaceuticals where he was the Corporate Controller, Watson Pharmaceuticals where he was Executive Director of Finance, Group Controller and responsible for managing the Corporation’s supply chain of Active Pharmaceutical Ingredients, and GlaxoSmithKline where he began his career in finance and spent over 17 years in areas of increasing responsibility including; Manufacturing, Corporate Finance, R&D and U.S. Pharmaceuticals where he was Group Controller. Mr. De Paolantonio received his Bachelor of Arts Degree from Lycoming College, his MBA in Finance at Saint Joseph’s University and is a licensed CPA.

Andrew L. Finn, Pharm.D., age 64, has been our Executive Vice President of Product Development since January 2007. He joined the company in August 2004 upon our acquisition of Arius Pharmaceuticals, of which he was a co-founder. Dr. Finn has previously served as our Senior Vice President of Product Development and Executive Vice President of Clinical Development and Regulatory Affairs. Dr. Finn has over 30 years’ experience in pharmaceutical product development. Prior to his involvement with Arius, he was, from 2000 to 2003, Executive Vice President of Product Development at POZEN Inc. with responsibilities for formulation development, non-clinical development, clinical research and regulatory affairs. He participated in the POZEN activities leading up to the initial public offering and submitted marketing applications in Europe and the U.S. for two migraine products. From 1996 to 1999, Dr. Finn was Co-Founder and Chief Executive Officer of enVision Sciences, a regulatory and clinical service company. From 1991 to 1996, he was Vice President of Clinical Research and Biometrics for Solvay Pharmaceuticals, where he oversaw NDA submissions in the areas of inflammatory bowel disease, osteoporosis prevention and treatment of obsessive-compulsive disorder. Prior to this, he spent 10 years in positions of increasing responsibility at Glaxo Inc., where he oversaw a number of NDA submissions, including Zofran for chemotherapy induced nausea and vomiting. Dr. Finn is qualified to serve on our management team because of his extensive experience in specialty biopharmaceutical companies. Dr. Finn received his BS in Pharmacy from the University of North Carolina and his Doctorate from the University of Michigan.

William B. Stone, age 70, has been a member of our board of directors since October 2001 and is our Lead Director and Chairman of the Audit Committee of our board of directors. For thirty years, until his retirement in October 2000, Mr. Stone was employed with Mallinckrodt Inc. For the last twenty years of his career, he held positions of Vice President and Corporate Controller and Vice President and Chief Information Officer for 16 years and 4 years, respectively. During his tenure at Mallinckrodt, Mr. Stone was responsible for global accounting and reporting, financial organization, staffing and development, and systems of internal accounting control. In this capacity, he was responsible for Mallinckrodt’s SEC and other financial filings, internal management performance reports, strategic and tactical financial planning and for evaluation of capital sources and investments. Mr. Stone presented financial analyses and special projects to Mallinckrodt’s board of directors and audit committee, and reported to the audit committee regarding the conduct and effectiveness of the independent accountant’s quarterly reviews and annual audit. In the capacity of Chief Information Officer, Mr. Stone was responsible for Mallinckrodt’s worldwide computer information systems and organization, staffing and development. He assessed effectiveness and control for computer-assisted information systems and led a successful program for justification, selection and deployment of global standardized computer hardware and software. Further, Mr. Stone reported to the audit committee as leader of Mallinckrodt’s successful global program to address Year 2000 implications associated with computer-assisted information, laboratory control and process control computer hardware and software. He also chaired Mallinckrodt’s corporate employee benefits committee for over 8 years and has been a member of Financial Executives International since 1980. Mr. Stone is qualified to serve on our board of directors because of his extensive experience in accounting and with pharmaceutical companies. Mr. Stone is a graduate of the University of Missouri-Columbia where he earned BS and MA degrees in accounting, and is a Certified Public Accountant.

John J. Shea, age 87, has been a member of our board of directors since March 2002 and serves as Chairman of the Nominating and Corporate Governance Committee of our board of directors. He is currently the head of his own firm J. Shea Inc. and has also been a Quality Systems Adviser with Quintiles, a private consulting firm. Mr. Shea has also served in the capacity of Director of Quality Assurance and was responsible for the implementation of quality assurance procedures in a number of public companies. From 1987-1989, he served as Director of Quality Assurance at NeoRx Corporation. Mr. Shea was also the Director of Corporate Quality Assurance at Hexcel Corporation from 1980-1987. Mr. Shea has also served as the quality assurance person for other companies including, Teledyne Relays, Ortho Diagnostics, Inc. and Bio Reagents & Diagnostics, Inc. He is a member of the (North Carolina) Dare County Airport Authority and Audit Committee. Mr. Shea is qualified to serve on our board of directors because of his extensive business experience in the pharmaceutical industry. Mr. Shea earned a B.S. in Chemistry at Bethany College.

William S. Poole, age 67, has been a member of our board of directors since April 2005 and served as Chairman of the Compensation Committee of our board of directors until 2013. He has extensive experience in the biopharmaceutical and medical device industries for over thirty years. From 1972 to early 1996, Mr. Poole worked for Lederle Laboratories, a Division of American Cyanamid Company. During his 24-year career at Cyanamid, Mr. Poole held positions of increasing responsibility and held the position of World-Wide Division President of the Medical Device Division when Wyeth acquired Cyanamid in 1995. He later served as President, North American Pharmaceuticals, of Novo Nordisk Pharmaceuticals, and also as President of Biovail Pharmaceuticals. In both of these companies, Mr. Poole was instrumental in aggressively growing revenue, building solid management teams and dramatically improving profitability. As President of these firms, Mr. Poole had total P&L responsibility and directly managed vice presidents in charge of each business department within the organizations. In recent years, Mr. Poole has acted as a private consultant and, until his appointment to the board, Mr. Poole served as a member of the Commercial Advisory Board of our subsidiary, Arius Pharmaceuticals. Mr. Poole was Acting President/CEO of Spherics, Inc., a biotechnology company focusing on unique delivery mechanisms of certain drugs for the treatment of CNS diseases during 2007 and 2008. Mr. Poole is qualified to serve on our board of directors because of his extensive business experience in the pharmaceutical industry. Mr. Poole earned a B.A. in Psychology at Boston University.

Samuel P. Sears, Jr., age 70, was appointed as a member of our board of directors in October, 2011 and since 2013 serves as Chairman of the Compensation Committee. Mr. Sears has extensive experience in the biopharmaceutical, nutraceutical and biotechnology industries. Since 2006, Mr. Sears has been a partner at the law firm of Cetrulo LLP, where he currently serves as managing partner, and from 2000 to 2006, he provided private consulting and legal advisory services to start-up and early stage development companies. Since 2013, Mr. Sears has served as Director of HedgePath Pharmaceuticals, Inc. (OTCBB: HPPI), a clinical stage biopharmaceutical company which is developing therapeutics for cancer patients. From 2000 to 2013, Mr. Sears served as Director, Chairman of the Audit Committee, Chairman of the Executive Committee, and Member of the Compensation Committee of Commonwealth Biotechnologies, Inc., a research and development support services company. From 1998 to 2000, Mr. Sears served as Vice Chairman and treasurer of American Prescription Providers, Inc., a specialty pharmacy network offering prescriptions and nutraceuticals to patients with chronic diseases. From 1994 through May 1998, Mr. Sears was Chief Executive Officer and Chairman of Star Scientific, Inc. (NASDAQ: CIGX). From 1968 to 1993, Mr. Sears was in private law practice. Mr. Sears is qualified to serve on our board of directors because of his extensive legal and business experience, including in the pharmaceutical industry. Mr. Sears is a graduate of Harvard College and Boston College Law School.

Thomas W. D’Alonzo, age 70, has served as a member of our board since April 23, 2013. Prior to joining our company, Mr. D’Alonzo served as a member of the board of directors of Salix Pharmaceuticals, Ltd. since May 2000 and has been the Chairman of the Board since June 2010. From March 2007 to February 2009, Mr. D’Alonzo served as the Chief Executive Officer and a director of MiMedx Group, Inc. From May 2006 to April 2007, Mr. D’Alonzo was Chief Executive Officer of DARA BioSciences, Inc., now

known as DARA Pharmaceuticals, Inc., and he served on its board of directors from September 2005 to December 2008. From 2006 to 2008, he also served on our board of directors. From 2000 to 2007, Mr. D’Alonzo acted as an independent consultant. Prior to that, from 1996 to 1999, Mr. D’Alonzo served as President and Chief Operating Officer of Pharmaceutical Product Development (PPD), a global provider of discovery and development services to pharmaceutical and biotechnology companies. Before joining PPD, from 1993 to 1996, he served as President and Chief Executive Officer of GenVec, Inc., a clinical-stage, biopharmaceutical company. From 1983 to 1993, Mr. D’Alonzo held positions of increasing responsibility within Glaxo, Inc., the U.S. division of GSK, including President. Mr. D’Alonzo received his B.S. in Business Administration from the University of Delaware, and his J.D. from the University of Denver College of Law.

Key Employees

Below are the biographies of certain key non-executive officer employees of our company:

James A. McNulty, CPA, served as our Secretary, Treasurer and Chief Financial Officer from 2000 until October 2013. He currently serves as our Senior Vice President - Finance and Treasurer. Since 2000, Mr. McNulty served as Chief Financial Officer of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture investing activities. Hopkins Capital Group is owned and controlled by Dr. Francis E. O’Donnell, Jr. He is also Secretary of HedgePath Pharmaceuticals, Inc., (OTCBB: HPPI), a clinical stage biopharmaceutical company developing therapeutics for cancer patients. Mr. McNulty also served part-time from 2004 through October 2013 as the Treasurer and Corporate Secretary of Accentia, a holding company with commercialization assets in specialty pharmaceuticals and biologics, and from 2003 to 2007 as Chief Financial Officer for Biovest International, Inc. He served as CFO of Star Scientific, Inc. from 1998 - 2000. During 2000 - 2002 he served as CFO/COO of American Prescription Providers, Inc. Mr. McNulty has performed accounting and consulting services as a Certified Public Accountant since 1975. He co-founded Pender McNulty & Newkirk, which became one of Florida’s largest regional CPA firms, and was a founder/principal in two other CPA firms, McNulty & Company, and McNulty Garcia & Ortiz. He is a Director of Quantum Technology Sciences, Inc., a private company. He is a published co-author (with Pat Summerall) of Business Golf, the Art of Building Relationships on the Links. Mr. McNulty is a graduate of University of South Florida, a licensed Certified Public Accountant, a member of the American and Florida Institutes of CPA’s and is a board member of the Tampa Bay chapter of Financial Executives International.

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

David Acheson has been our Vice President of Sales and Managed Markets since joining the company in December 2013, with over 18 years of sales and commercial experience. Prior to joining the company, Mr. Acheson was with CSL Behring as the National Director of Sales, Immunology and Pulmonary for two specialty teams focused in rare and orphan diseases. Mr. Acheson also led the full build and deployment of the sales organization for Pacira Pharmaceuticals Inc., an emerging specialty pharmaceutical company focused on the clinical and commercial development of products focused in the post-surgical pain market. Mr. Acheson’s pharmaceutical and biotech career began with Roche Pharmaceuticals where he worked as a Sales Representative, Medical Center Representative, and Division Sales Manager. After his success in the hospital and oncology supportive care arena at Roche, Mr. Acheson joined MedPointe/Meda Pharmaceuticals where he worked in multiple areas of responsibility as a District Sales Manager, Regional Sales Director, and National Sales Director in the respiratory business. Also at Meda, Mr. Acheson served as the National Sales Director, Pain and Supportive Care Team and responsible for building a full pain and oncology supportive care division of the company from start-up operations, deploying a full sales team as well as operational needs within the company. Prior to his work in the pharmaceutical and biotech industry, Mr. Acheson was with American Cyanamid Company in their Ag-Chemical Division, serving in multiple levels of responsibility. Mr. Acheson has experience in a number of complex markets such as pain, palliative care, immunotherapy, and orphan disease state products, many of which had afforded him a great deal of involvement in the equally complex managed markets settings, developing and pulling through payer strategies as well as partnerships at the distribution and channel level. Mr. Acheson received a Bachelor degree in Business from the University of Nebraska at Lincoln.

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

As Executive Chairman of our company, Dr. O’Donnell acts as an officer and employee and, as such, performs his duties subject in all instances to the oversight of our board of directors and the power of our board of directors to approve all applicable corporation actions (which powers shall not be vested in the office of Executive Chairman). The Executive Chairman is not an “executive officer” (as defined in SEC Rule 3b-7) of our company as the role of the Executive Chairman by design is not an officer who performs a policy making function for our company. Rather, the Executive Chairman serves as a conduit between our board and our executive management team and is available to act as an advisor and consultant to our executive management team, with ultimate responsibility for development and implementation of our corporate policies being vested in our executive officers (Dr. Sirgo, Dr. Finn and Mr. De Paolantonio) under the supervision of our board of directors.

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

In 2013, Dr. O’Donnell received the following compensation for his service as Executive Chairman: $230,460 in cash compensation, $138,276 bonus, $6,770 in stock awards and $22,859 in benefits paid in 2013. We do not have a written employment or similar agreement with Dr. O’Donnell in connection with his service as our Executive Chairman.

Director Independence

We believe that William B. Stone, John J. Shea, William S. Poole, Samuel P. Sears, Jr. and Thomas W. D’Alonzo qualify as independent directors for NASDAQ Stock Market purposes. This means that our board of directors is composed of a majority of independent directors as required by NASDAQ Stock Market rules.

Meetings of the Board of Directors and Stockholders

Our board of directors met in person and telephonically 13 times during 2013 and also acted by unanimous written consent. Each member of our board of directors was present at eighty-five (85%) percent or more of the board of directors meetings held. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances. All directors were present at the 2013 Annual Meeting of Stockholders.

Board Committees

Our board of directors has established three standing committees-Audit, Compensation, and Nominating and Corporate Governance. Historically, all independent directors have been members of each board committee. In October 2013, our committees reorganized, and subsequently there were changes to the committee composition. All standing committees (as well as our Lead Director) operate under a charter that has been approved by the board.

Audit Committee

Our board of directors has an Audit Committee, composed of William B. Stone, William S. Poole and Samuel P. Sears, Jr., all of whom are independent directors as defined in accordance with section 3(a)(58)(A) of the Exchange Act and the rules of NASDAQ. Mr. Stone serves as chairman of the committee. The board of directors has determined that Mr. Stone is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee met five times during 2013. Each member of the Audit Committee was present at one hundred (100%) percent of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent auditor;

•	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

•	oversees all aspects of our systems of internal accounting and financial reporting control and corporate governance functions on behalf of the board; and

•	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the board of directors regarding corporate governance issues and policy decisions.

Nominating and Corporate Governance Committee

Our board of directors has a Nominating and Corporate Governance Committee composed of John J. Shea, William B. Stone and Thomas W. D’Alonzo. Mr. Shea serves as the chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee met four times in 2013 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Ernest R. De Paolantonio, BioDelivery Sciences International, Inc, 801 Corporate Center Drive, Suite #210, Raleigh, NC 27607. The Nominating and Corporate Governance Committee has established nomination criteria by which board candidates are to be evaluated. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2013, we did not pay any fees to any third parties to assist in the identification of nominees. During 2013, we did not receive any director nominee suggestions from stockholders.

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

Compensation Committee

Our board of directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and also assists the board of directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of three members: Samuel P. Sears, Jr., William B. Stone and William S. Poole. Mr. Sears serves as chairman of this committee. The compensation committee met six times during 2013.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2013, the Compensation Committee engaged Radford, an AON Consulting Company, to obtain market data against which it has measured the competitiveness of our compensation programs. In determining the amount and form of employee, executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies. We paid consultant fees to Radford of $42,988 in 2013.

Strategic Development Committee

Our board of directors also has a Strategic Development Committee (formerly known as the Risk Management Committee), which committee was reconstituted in October 2013 having been originally formed in August 2011. Pursuant to a charter of the Strategic Development Committee approved by our board, the purpose and mandate of the Committee is to provide assistance to the board and the Company’s management in fulfilling the board and executive management’s responsibilities to the stockholders, potential stockholders and investment community by efficiently assisting management in identifying, assessing, processing and monitoring the execution of strategic business opportunities (such as acquisitions, dispositions, licenses, joint ventures, commercial partnerships, financings and similar extraordinary transactions) created by or presented to the Company and other strategic matters related to the Company in an effort to create sustainable value for the Company and its stockholders. The Strategic Development Committee is composed of three members: William S. Poole, John J. Shea and Thomas D’ Alonzo. William S. Poole serves as chairman of this committee. The Strategic Development Committee met two times during 2013.

The Strategic Development Committee shall be advisory in nature and shall not have the power to direct or approve the day-to-day management and operations of the Company, such power being vested in the Company’s executive management, subject to the oversight and approval of the board of directors. The Strategic Development Committee shall consist of three independent members of the board, although as provided for in Article VII below, the Strategic Development Committee may, in its discretion appoint, one or more executive subcommittees consisting of one or more independent or management directors to fulfill any or all of the Strategic Development Committee’s duties. Each Strategic Development Committee member shall serve until such member’s successor is duly elected and qualified or until such member’s earlier resignation, removal from office, death or incapacity. The members of the Strategic Development Committee may be removed, with or without cause, only by a majority vote of the board. Vacancies shall be filled only by a majority of the board at the next Board meeting following the occurrence of the vacancy or as soon as practicable thereafter. The Strategic Development Committee meets with such frequency and at such intervals as it shall determine is necessary to carry out its duties and responsibilities.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2013, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons, except that a grant issued to our director Thomas W. D’Alonzo on June 3, 2013 was reported on Form 4 filed on June 19, 2013, shares purchased by our President and CEO, Mark A. Sirgo, on June 17, 2013 was reported on Form 4 filed on June 24, 2013 and new hire options to our Chief Financial Officer, Ernest R. De Paolantonio, on October 17, 2013 was reported on Forms 3 and 4 filed on October 23, 2013.

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

/s/ Samuel J. Sears Jr, Chairman
/s/ William B. Stone
/s/ William S. Poole

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

We currently employ three executive officers, each of whom serves as a “Named Executive Officer” (or “NEO”) for purposes of Securities and Exchange Commission (“SEC”) reporting: (1) Mark A. Sirgo, Pharm.D., our President and Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO); (2) Ernest R. DePaolantonio, CPA, MBA, our Secretary and Chief Financial Officer; and (3) Andrew L. Finn, Pharm.D., our Executive Vice President of Product Development.

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

The companies that comprise our peer group are selected and reviewed biennially as we do not believe that material differences will occur over a shorter period. However, we may review the peer group more often should circumstances warrant such action. The current peer group used to evaluate NEO compensation for the fiscal year ended December 31, 2013 includes the following companies:

Company	Location
AcelRX Pharmaceuticals, Inc.	Redwood City, CA
Agenus, Inc.	Lexington, MA
Amicus Therapeutics	Cranbury, NJ
Anacor Pharmaceuticals, Inc.	Palo Alto, CA
ArQule, Inc.	Woburn, MA
BioCyrst Pharmaceuticals	Durham, NC
Cempra, Inc.	Chapel Hill, NC
Cytokinetics, Inc.	South San Francisco, CA
Dyax Corp.	Burlington, MA
Galena BioPharma, Inc.	Lake Oswego, OR.
Heron Therapeutics, Inc. (formerly A.P. Pharma, Inc.)	Redwood City, CA
Inovio Pharmaceuticals, Inc.	San Diego, CA
Insmed Inc.	Richmond, VA
OncoGenex Pharmaceuticals, Inc.	Bothell, WA
Oncothyreon, Inc.	Seattle, WA
Pozen Inc.	Chapel Hill, NC
Raptor Pharmaceuticals Corp.	Novato, CA
Sunesis Pharmaceuticals , Inc.	South San Francisco, CA
Targacept, Inc.	Winston-Salem, NC
Threshold Pharmaceuticals , Inc.	Redwood City, CA
Vanda Pharmaceuticals, Inc.	Rockville, MD
Zalicus Inc.	Cambridge, MA
Ziopharm Oncology, Inc.	New York, NY

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

Performance Bonus Plan

We have a performance bonus plan under which bonuses are paid to our NEOs based on achievement of extraordinary company performance goals and objectives established by the Committee and/or the board of directors as well as on individual performance. The bonus program is discretionary and is intended to: (i) strengthen the connection between individual compensation and our company’s achievements; (ii) encourage teamwork among all disciplines within our company; (iii) reinforce our pay-for-performance philosophy by awarding higher bonuses to higher performing employees; and (iv) help ensure that our cash compensation is competitive. Depending on the cash position of the company, the Committee and our board of directors have decided, from time to time and after consulting with the Chief Executive Officer, to not pay cash bonuses in order that we may conserve cash and support ongoing development programs. Regardless of our cash position, we consistently grant annual merit-based stock options (and, more recently, RSUs) to continue incentivizing both our senior management and our employees.

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

Equity Incentive Compensation

We view long-term compensation, currently in the form of stock options and RSUs, generally vesting in annual increments over three years, as a tool to align the interests of our NEOs and employees generally with the creation of stockholder value, to motivate our employees to achieve and exceed corporate and individual objectives and to encourage them to remain employed by the company. While cash compensation is a significant component of employees’ overall compensation, the Committee and the board of directors (as well as our NEOs) believe that the driving force of any employee working in a small biotechnology company should be strong equity participation. We believe that this not only creates the potential for substantial longer term corporate value but also serves to motivate employees and retain their loyalty and commitment with appropriate personal compensation.

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

The term of the LTIP began with our fiscal year ended December 31, 2012 and lasts through our fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (with 100,000 Performance RSUs being reserved for future hires). The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of revenue by our company, as reported in our Annual Report on Form 10-K. During 2013, 8,986 Performance RSUs vested. Performance RSUs will be valued on the day of issuance and will vest annually on the last day preceding the first open window after filing our Annual Report on Form 10-K based on the revenue achieved during the prior fiscal year as a proportion of the total cumulative revenue target for the entire term of the LTIP (which we call the Predefined Cumulative Revenue). Predefined Cumulative Revenue is a predefined aggregate revenue target for the entire term of the LTIP that was determined by the Committee in conjunction with our executive management. The Predefined Cumulative Revenue may be adjusted by the Committee upon the occurrence of extraordinary corporate events during the term of the LTIP (such as acquisitions by our company of revenue generating businesses or assets).

Other Compensation

In addition to the main components of compensation outlined above, we also provide contractual severance and/or change in control benefits to the NEOs as well as James A. McNulty, our Senior Vice President - Finance and Treasurer, Dr. Niraj Vasisht, our Senior Vice President — Product Development and CTO, to Albert J. Medwar, our Vice President of Marketing, to George Ng, our Senior Vice President and General Counsel and to David L. Acheson, our Vice President Sales and Managed Markets. We believe these severance or change in control benefits are important elements of our compensation program that assist us in retaining talented individuals at the executive and senior managerial levels and that these arrangements help to promote stability and continuity of our executives and senior management team. Further, we believe that the interests of our stockholders will be best served if the interests of these members of our management are aligned with theirs. We believe that providing change in control benefits lessens or eliminates any potential reluctance of members of our management to pursue potential change in control transactions that may be in the best interests of the stockholders. We also believe that it is important to provide severance benefits to members of our management, to promote stability and focus on the job at hand.

We also provide benefits to the executive officers that are generally available to all regular full-time employees of the company, including our medical and dental insurance, life insurance and a 401(k) match for all individuals who participate in the 401(k) plan. At this time, we do not provide any perquisites to any of our NEOs. Further, we do not have deferred compensation plans, pension arrangements or post-retirement health coverage for our executive officers or employees. All of our employees not specifically under contract are “at-will” employees, which means that their employment can be terminated at any time for any reason by either us or the employee. Our NEOs (as well as certain of our senior managers) have employment contracts that provide lump sum compensation in the event of their termination without cause or, under certain circumstances, upon a change of control.

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

Industry Survey Data

In collaboration with Radford, we previously determined to establish and maintain a list of peer companies to best assure ourselves that we are compensating our executives on a fair and reasonable basis. We have established two peer group reviews with Radford. The first group is for NEOs, which is based on a national review and was set forth above under the heading “Objectives of our Compensation Program.” The second is intended for non-NEOs and focuses on similar sized companies located on the East Coast. The availability of peer data is used by the Committee strictly as a guide in determining compensation levels with regard to salaries, cash bonuses and performance related annual stock option grants to all employees. However, the availability of this data does not imply that the Committee is under any obligation to exactly follow peer companies in compensation matters.

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

The performance bonus plan for our executive officers in 2013 was adopted by the Committee in January 2009. The plan sets forth target bonus opportunities, as a percentage of salary, based on the level of responsibility of the position, ranging up to 60% of salary for our Chief Executive Officer, and up to 40% of salary for our NEOs and up to 30% of salary for certain other officers. In setting these percentages, the Committee determined that the above percentages were reasonable and in line with other companies at our stage of development. Each employee has the opportunity to achieve up to 100% of his targeted amount, depending on how corporate goals and objectives are achieved, with variances on an employee by employee basis to be determined by our Chief Executive Officer in conjunction with the employees direct report as applicable.

Determination of Equity Incentive Compensation

To assist us in assessing the reasonableness of our equity grant amounts, historically we have reviewed Radford supplied information and, prior to Radford, we used information supplied by Equilar. Such information included stock option data from a cross-section of the companies in the above-mentioned surveys. Initial, on-hire stock option grant amounts have generally been targeted at the 25th to 50th percentile for that position or similar industry position, adjusted for internal equity, experience level of the individual and the individual’s total mix of compensation and benefits provided in his or her offer package. Initial on-hire grants typically vest over three years. The Committee agreed at the July 2012 board of directors meeting that NEO’s and our other officers above the Director level would be able to achieve on an annual basis, a target equity grant up to the 50th percentile as determined by the peer group. Depending on the performance of the company, the NEO’s and other officers were able to receive beyond 100% of their targeted annual equity grant, but not in an amount to exceed the 75th percentile of the peer group. With respect to Director, and below, based on peer data, employees’ target equity grant is up to the 50th percentile as determined, but not to exceed the 75th percentile of the peer group. However, the availability of this data does not imply that the Committee is under any obligation to exactly follow its’ peer companies and has the flexibility to make annual adjustments. It is generally expected that the target amount would be granted if 100% performance is achieved.

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

Compensation Setting Process

Near the end of the year and at an in person meeting held each January, the board of directors and Committee assess our overall corporate performance and discuss the relative achievement of the corporate goals. The relative achievement of each goal is assessed and quantified and the summation of the individual components results in the corporate goal rating. The independent directors of the board (three of whom comprise the Committee) meet in executive session or confer privately to further discuss and approve the final corporate goals rating, expressed as a percentage. A majority vote of the committee is sufficient to approve the final disbursement of salary increases, cash bonuses and option or RSU grants.

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

We paid consultant fees to Radford of $42,988 in 2013. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

2013 Compensation Decisions

General Assessment of Management Performance in 2013

The Committee and the board of directors conducted the performance and compensation review for 2013 during January and February of 2014. In assessing our performance towards the achievement of stated corporate goals for the year, the Committee and the board of directors agreed that the results, when compared to the objectives, were 100% achieved. There were many critical goals that needed to be addressed and followed with critical attention to detail throughout the year, and our company was able to achieve those goals.

The primary focus of management and employees was on the continuing development of BUNAVAIL™ and, in conjunction with Endo, our BEMA® Buprenorphine chronic pain program.

With respect to BUNAVAIL™, the Company completed key clinical studies and, after meeting with the FDA, submitted a NDA in the third quarter. In addition, the Company identified manufacturing and supply sources for BUNAVAIL™ and completed arrangements with those sources. The Company also developed extensive plans for the commercialization of BUNAVAIL™ and made several significant management hires in anticipation of a product launch, pending FDA approval in the second half of 2014.

With respect to the Company’s BEMA® Buprenorphine chronic pain program, the Company and its development partner, Endo, completed one key clinical trial, triggering a milestone payment by Endo to the Company, and proceeded toward the completion of a second clinical trial. The Company maintained a productive and collaborative relationship with Endo during the year.

Further in 2013, the Company completed a licensing agreement for topical clonidine, initiated the FDA approval process for clonidine with a meeting with the FDA, and developed plans for clinical studies to be initiated in 2014. Finally, the Company’s patent position was advanced with several important filings with and decisions by, the U.S. Patent Office.

2013 Performance Assessments and Bonus Calculations

For 2013, our performance bonus plan set the following target payouts, expressed as a percentage of base salary. For our CEO, the target bonus opportunity was 60% of base salary, for our Chief Financial Officer the target bonus opportunity was 35% of base salary and for our Executive Vice President, Product Development the target bonus opportunity was 40% of base salary.

The elements that the Committee and the board of directors established as our overall corporate goals for 2013 included a variety of development and operational objectives. The 2013 goals were established in January 2013. The objectives were development/clinical, commercial, financial and operational in nature.

During January and February 2014, the Committee and the board of directors considered year-end compensation for 2013 performance. Specifically, the Committee and the board of directors observed and recognized that the following key Corporate Objectives were 100% met:

•	Completed clinical studies for BUNAVAIL™ and submitted a NDA to the FDA;

•	Identified and secured manufacturing and supply sources, and developed a comprehensive commercialization plan, for BUNAVAIL™ and expanded the Company’s management capability with key personnel hires; and

•	Successfully continued its arrangements with Endo for the development for our BEMA® Buprenorphine chronic pain program.

These and other accomplishments reflected the efforts of all our employees, including the NEOs, and were taken into account by the Committee in providing our NEOs and employees with equity grants, performance cash bonus awards and salary increases.

During the July 2013 Board of Directors meeting, the Committee and board of directors agreed to make salary adjustments for many employees and approved the issuance of 50% of each employee’s annual cash bonus target. This action was taken to recognize the positive completion of company objectives at mid-year. Additionally, this was done to recognize all of our employees’ efforts and to further motivate our employees to continue their efforts for the remainder of the year and to ensure positive completion of all of our 2013 corporate objectives. The cost associated with this action amounted to a total increase in salaries of approximately $0.11 million, and the cost of providing for the issuance of 50% of cash bonuses was approximately $0.62 million in the aggregate. In January 2014, the Committee agreed that each employee would receive 100% of the target cash bonuses for the full year 2013, which is approximately $1.31 million in the aggregate (50% was previously paid pursuant to the above July 2013 approved adjustments).

The Equity Bonus Awards were granted at an amount equal to the 75th percentile of the Radford Group recommendations, to be paid out as follows: (i) Company employees at or above the position of vice president will be granted their Equity Bonus Awards in RSUs at a ratio of 1.5 Stock options: 1 RSU; (ii) Company employees at or below the position of senior director will be granted their Equity Bonus Awards in stock options to be priced at the 30-day volume weighted average price of the Company’s common stock as of the close of January 30, 2014. The total options for this award amounted to 95,796 options, have a value of approximately $0.5 million and vest annually in one-third increments. The total RSUs for this award amounted to 897,500, have an approximate value of $8 million and vest annually in one-third increments.

As a special recognition award to two of our key employees, for their efforts during 2013, 50,000 RSUs were granted to each employee in January 2014, which have an approximate value of $0.8 million and vest annually in one-third increments.

Individual Performance and Compensation of the President and CEO

The Committee approved an increase in Dr. Sirgo’s base salary at our July 2013 board of directors’ meeting to be effective January 1, 2014. As a result, Dr. Sirgo’s base salary increased from $460,920 to $479,357, based on the Committee’s review of peer companies and the strong company and personal performance relating to Dr. Sirgo.

In evaluating Dr. Sirgo’s individual performance for 2013, the Committee, with input from the other board members, concluded that the following salient factors warranted his salary increase: Dr. Sirgo’s leadership in the continuing and timely development of both BUNAVAIL™ and the BEMA® Buprenorphine chronic pain program; his guidance in the development and initial implementation of commercialization plans for BUNAVAIL™; his exemplary representation of the Company with the investment community, including the Company’s institutional shareholders; and the overall advancement of the Company’s corporate strategies. The Committee therefore approved that Dr. Sirgo should receive 100% of his cash bonus target, which is 60% of his 2013 salary. The Committee further approved that Dr. Sirgo should receive 100% of his annual equity award at the 75th percentile of our company’s peer group. This award, which was granted and priced on February 20, 2014, is subject to shareholder approval, and composed of 290,511 RSUs. These RSU’s (valued at $2.6 million) will vest annually in one-third increments. Dr. Sirgo’s cash bonus totaled $0.276 million, or 60% of base salary, of which half was paid in August 2013 and half was paid in February 2014.

Compensation Highlights for the other Executive Officers

Chief Financial Officer

Mr. De Paolantonio joined our Company in October 2013 and his base salary was set at $300,000.

In evaluating Mr. De Paolantonio individual performance for 2013, the Committee, with input from the other board members, concluded that Mr. DePaolantonio while joining the company in October immersed himself in the company’s financial and forward looking strategy particularly around the BUNAVAIL™ launch preparedness and provided immediate and impactful financial guidance in this regard. Mr. De Paolantonio will play a key role in the commercial operations of the BUNAVAIL™ launch going forward particularly as it relates to supply chain and distribution. The Committee therefore approved that Mr. De Paolantonio should receive a pro-rated portion of his cash bonus target, which is 35% of his 2013 salary. The Committee further approved that Mr. De Paolantonio should receive a pro-rated portion of his annual equity award at the 75th percentile of our company’s peer group. This award, which was granted and priced on February 20, 2014, is subject to shareholder approval, and composed of 25,598 RSUs. These RSU’s (valued at $0.2 million) will vest annually in one-third increments. Mr. De Paolantonio’s cash bonus was $0.024 million, which was a pro-rated portion of 35% of base salary, which was paid in February 2014.

Executive Vice President — Product Development

The Committee approved an increase in Dr. Finn’s base salary at our July 2013 board of directors’ meeting to be effective January 1, 2014. As a result, Dr. Finn’s salary increased from $311,700 to $324,168, based on the Committee’s review of peer companies and the strong company and personal performance relating to Dr. Finn.

In evaluating Dr. Finn’s individual performance for 2013, the Committee, with input from the other board members, concluded that Dr. Finn was instrumental in the prosecution and completion of clinical studies for both BUNAVAIL™ and the BEMA® Buprenorphine chronic pain program, in the filing submission with the FDA of the NDA for BUNAVAIL™, and in the advancement of the Company’s development of a clonidine topical gel product. The Committee therefore approved that Dr. Finn should receive 100% of his annual equity award at the 75th percentile of the company peer group. This award, which was granted on February 20, 2014, is subject to shareholder approval and is composed of 153,387 RSUs. These RSU’s (valued at $1.4 million) will vest annually in one-third increments. Dr. Finn’s cash bonus totaled $0.124 million, or 40% of base salary, of which half was paid in August 2013 and half was paid in February 2014.

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

Internal Revenue Code Section 162(m). At this time, we do not have a policy to factor in 162(m) limitations into the determination of base salary or bonus amounts since the aggregate salary and bonus payments for each individual are below the $1,000,000 deductibility limitation.

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

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2013, 2012 and 2011. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2013.

Name and principal position	Year	Salary ($)		Bonus ($)			Stock Awards ($)		Option Awards ($) (17)			Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)			Total ($)

Mark A. Sirgo, Pharm.D. President, Chief Executive Officer and Director	2013 2012 2011	$ $ $	462,734 435,612 413,920	$ $ $	276,552 184,842 184,842	(1)	$13,508 — —	(2)	$ $	— 116,709 107,382	(5)	— — —	— — —	$ $ $	23,849 48,940 22,176	(3) (4) (6)	$ $ $	776,643 786,103 667,654

Ernest R. De Paolantonio, CPA MBA Chief Financial Officer and Secretary(7)	2013 2012 2011		$61,154 — —		— — —		— — —			$213,870 — —		— — —	— — —		— — —			$275,024 — —

James A. McNulty, CPA Senior Vice President Finance and Treasurer(8)	2013 2012 2011	$ $ $	309,132 303,441 300,118	$ $ $	122,927 88,475 73,720	(9)	$4,861 — —	(2)	$ $	— 77,864 36,269		— — —	— — —	$ $ $	30,558 29,255 29,529	(10) (11) (12)	$ $ $	467,478 499,035 439,636

Andrew L. Finn, Pharm.D. Executive VP of Product Development	2013 2012 2011	$ $ $	313,514 296,785 283,387	$ $ $	124,680 87,900 60,515	(13)	$4,861 — —	(2)	$ $	— 73,684 34,321		— — —	— — —	$ $ $	28,185 36,755 18,222	(14) (15) (16)	$ $ $	471,240 495,124 396,445

(1)	The bonus disclosed in this item of $276,552 includes $138,276 related to 2012, but was contingent upon board approval, which occurred January 2013.
(2)	The stock awards disclosed in this item consists of vested RSUs issued in 2013 under our LTIP.
(3)	Includes: $9,392 of health insurance premiums paid and 401(k) matching of $14,457 paid in 2013.
(4)	Includes: Vacation payout of $26,618, $9,822 of health insurance premiums paid and 401(k) matching of $12,500 paid in 2012.
(5)	The compensation disclosed in this item included 25,000 stock options granted as compensation for serving as a director.
(6)	Includes: $9,926 of health insurance premiums paid and 401(k) matching of $12,250 paid in 2011.
(7)	Ernest R. DePaolantonio was hired as Chief Financial Officer on October 9, 2013
(8)	James A. McNulty was Chief Financial Officer until October 9, 2013, and then became our Senior Vice President Finance and Treasurer. Effective October 9, 2013, he is no longer considered a named executive officer of our company.
(9)	The bonus disclosed in this item of $122,927 includes $61,463 related to 2012, but was contingent upon board approval, which occurred January 2013.
(10)	Includes: $17,545 of health insurance premiums paid and 401(k) matching of $13,013 paid in 2013.
(11)	Includes: $16,755 of health insurance premiums paid and 401(k) matching of $12,500 paid in 2012.

(12)	Includes: $17,279 of health insurance premiums paid and 401(k) matching of $12,250 paid in 2011.
(13)	The bonus disclosed in this item of $124,680 includes $62,340 related to 2012, but was contingent upon board approval, which occurred January 2013.
(14)	Includes: $9,392 of health insurance premiums paid and 401(k) matching of $18,793 paid in 2013.
(15)	Includes: Vacation payout of $13,894, $10,361 of health insurance premiums paid and 401(k) matching of $12,500 paid in 2012.
(16)	Includes: $10,411 of health insurance premiums paid and 401(k) matching of $7,811 paid in 2011.
(17)	Aggregate grant date fair value according to ASC 718.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees. All directors and officers have executed confidentiality and noncompetition agreements with us.

The following is a description of our current executive employment agreements:

Mark A. Sirgo, Pharm.D., President and Chief Executive Officer - Dr. Sirgo’s current employment agreement, dated February 22, 2007, as amended, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary (which was subject to modification with the approval of our Compensation Committee and is now 60%), and other employee benefits. Under the terms of his agreement, Dr. Sirgo received base salary in 2013 of $462,374 per year and a bonus of $276,552, which bonus was composed of $138,276 related to 2012 and $138,276 related to 2013 performance.

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

Ernest R. De Paolantonio, CPA, MBA, Chief Financial Officer and Secretary - Mr. De Paolantonio’s current employment agreement, dated October 1, 2013 includes a base salary, target bonus of up to 35% of his base salary (which is subject to modification by our Compensation Committee), and other employee benefits. Under the terms of his agreement, Mr. De Paolantonio received base salary in 2013 of $61,154.

We may terminate Mr. De Paolantonio’s employment agreement without cause and Mr. De Paolantonio may resign without notice. We may immediately terminate Mr. De Paolantonio’s employment agreement for Good Cause (as defined in the agreement). Upon the termination of Mr. De Paolantonio’s employment for any reason, Mr. De Paolantonio will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If Mr. De Paolantonio is terminated during the term of the employment agreement other than for Good Cause (as defined in the employment agreement), or if Mr. De Paolantonio terminates his employment for Good Reason (as defined in the employment agreement), Mr. De Paolantonio is entitled to a lump sum severance payment equal to 1 times the sum of his annual base salary. In the event that such termination is within six months following a Change of Control (as defined in the employment agreement), the lump sum paid to Mr. De Paolantonio will equal to 1 times the sum of his then current annual base salary. In addition, Mr. De Paolantonio’s employment agreement will terminate prior to its scheduled expiration date in the event of Mr. De Paolantonio’s death or disability.

James A. McNulty, CPA, Senior Vice President Finance and Treasurer — Through December 31, 2007, Mr. McNulty served as part-time Chief Financial Officer, devoting approximately 50% of his time to our company. Beginning January 1, 2008 through October 9, 2013, Mr. McNulty devoted substantially all of his time to our company as Chief Financial Officer, Secretary and Treasurer. On October 9, 2013, Mr. McNulty voluntarily relinquished his position as CFO and became our Senior Vice President Finance and Treasurer. Mr. McNulty’s current employment agreement, dated February 22, 2007, was amended October 18, 2013 to reflect this new position. No other changes were made to the original agreement, which is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary (which was subject to modification with the approval of our Compensation Committee and is now 40%), and other employee benefits. Under the terms of his agreement, Mr. McNulty received base salary in 2013 of $309,132 per year and a bonus of $122,926, which bonus composed of $61,463 related to 2012 and $61,463 related to 2013 performance.

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

Andrew L. Finn, Pharm.D., Executive Vice President of Product Development — Dr. Finn’s current employment agreement, dated February 22, 2007, as amended, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary (which was subject to modification with the approval of our Compensation Committee and is now 40%), and other employee benefits. Under the terms of his agreement, Dr. Finn received base salary in 2013 of $313,514 per year and a bonus of $124,680, which bonus composed of $62,340 related to 2012 and $62,340 related to 2013 performance.

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

Outstanding equity awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers, as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested (#)
Mark A. Sirgo, Pharm.D	—	—		—	—	—	—	—	371,554	(4)	$2,188,453
	—	—		—	—	—	—	—	420,000	(5)	$2,473,800
	33,026	—		—	$1.96	2/15/22	—	—	—		—
	15,140	30,281	(1)	—	$1.78	2/9/22	—	—	—		—
	25,000	—		—	$3.47	7/20/21	—	—	—		—
	14,912	7,457	(2)	—	$3.55	2/25/21	—	—	—		—
	25,000	—		—	$2.26	7/21/20	—	—	—		—
	34,265	—		—	$2.43	7/21/20	—	—	—		—
	37,348	—		—	$3.90	1/21/20	—	—	—		—
	25,000	—		—	$5.40	7/22/19	—	—	—		—
	100,000	—		—	$4.83	4/30/19	—	—	—		—
	9,175	—		—	$3.05	1/22/19	—	—	—		—
	70,985	—		—	$2.01	7/24/18	—	—	—		—
	48,448	—		—	$2.85	1/31/18	—	—	—		—
	20,000	—		—	$4.13	7/25/17	—	—	—		—
	434,000	—		—	$6.63	4/13/17	—	—	—		—
	45,891	—		—	$2.42	1/26/17	—	—	—		—
	49,000	—		—	$3.03	12/1/15	—	—	—		—
	20,000	—		—	$2.94	8/22/15	—	—	—		—
	5,147	—		—	$3.40	10/21/14	—	—	—		—
Ernest R. De Paolantonio, CPA MBA	—	55,659	(3)	—	$5.39	10/17/23	—	—	—		—

James A. McNulty, CPA(6)	—	—		—	—	—	—	—	133,760	(4)	$787,846
	—	—		—	—	—	—	—	154,735	(5)	$911,389
	10,977	21,956	(1)	—	$1.78	2/9/22	—	—	—		—
	10,812	5,407	(2)	—	$3.55	2/25/21	—	—	—		—
	24,844	—		—	$2.43	7/21/20	—	—	—		—
	27,080	—		—	$3.90	1/21/20	—	—	—		—
	100,000	—		—	$4.83	4/30/19	—	—	—		—
	12,275	—		—	$3.05	1/22/19	—	—	—		—
	100,000	—		—	$6.63	4/13/17	—	—	—		—
	3,235	—		—	$3.40	10/21/14	—	—	—		—
Andrew L. Finn, Pharm.D	—	—		—	—	—	—	—	133,760	(4)	$787,846
	—	—		—	—	—	—	—	160,601	(5)	$945,940
	18,128	—		—	$1.96	2/15/22	—	—	—		—
	10,388	20,777	(1)	—	$1.78	2/9/22	—	—	—		—
	10,232	5,116	(2)	—	$3.55	2/25/21	—	—	—		—
	20,873	—		—	$2.43	7/21/20	—	—	—		—
	22,751	—		—	$3.90	1/21/20	—	—	—		—
	7,439	—		—	$3.05	1/22/19	—	—	—		—
	33,231	—		—	$2.01	7/24/18	—	—	—		—
	39,282	—		—	$2.85	1/31/18	—	—	—		—
	100,000	—		—	$6.63	4/13/17	—	—	—		—
	37,209	—		—	$2.42	1/26/17	—	—	—		—
	10,603	—		—	$2.05	7/27/16	—	—	—		—
	49,000	—		—	$3.03	12/1/15	—	—	—		—
	8,929	—		—	$2.94	7/28/15	—	—	—		—
	5,147	—		—	$3.40	10/21/14	—	—	—		—

(1)	Of the unvested stock options, half of the unvested stock options will vest on February 9, 2014, and another half will vest on February 9, 2015.
(2)	These remaining stock options will vest on February 25, 2014.
(3)	Of the unvested stock options, one third of the unvested stock options will vest on October 17, 2014, another third will vest on October 17, 2015 and the remaining third will vest on October 17, 2016.
(4)	Unvested stock awards consist of Restricted Stock Units from our Long Term Incentive Plan (as defined under our 2011 Equity Incentive Plan) and which we refer to as Performance RSUs, which are rights to acquire shares of our common stock.
(5)	Unvested stock awards consist of Restricted Stock Units (as defined under our 2011 Equity Incentive Plan) which are rights to acquire shares of our common stock.
(6)	James A. McNulty was Chief Financial Officer until October 9, 2013, and then became our Senior Vice President Finance and Treasurer. Effective October 9, 2013, he is no longer considered a named executive officer of our company.

Outstanding Equity Awards Narrative Disclosure

Amended and Restated 2001 Incentive Plan

In July 2011, our original Amended and Restated 2001 Incentive Plan expired. Options to purchase 3,192,596 shares of common stock were outstanding as of December 31, 2013 under the Amended and Restated 2001 Incentive Plan. Although the Amended and Restated 2001 Incentive Plan expired, the 3,192,596 options still outstanding under such plan are still exercisable. In April 2011, our board approved, and in July 2011, our stockholders approved a new 2011 Equity Incentive Plan, which is discussed below.

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

Options to purchase 4,192,927 shares of our common stock at prices ranging from $1.38 to $6.63 are outstanding at December 31, 2013. There were no options granted during 2013 whose exercise price was lower than the estimated market price of the stock at the grant date.

Options issued during 2013 to employees under the 2011 Equity Incentive Plan totaled 278,794 shares, at exercise prices ranging from $4.33 to $5.39. There were no options issued to directors and officers under the 2011 Equity Incentive Plan during 2013 (other than new hire options to our new Chief Financial Officer) as we have migrated to the issuance of RSUs.

Option Exercises and Stock Vested

The following information sets forth stock options exercised by the executive officers during the year ended December 31, 2013:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Sirgo, Pharm.D.	—	—	3,446	$13,508
Ernest R. De Paolantonio, CPA MBA	—	—	—	—
James A. McNulty, CPA (1)	—	—	1,240	$4,861
Andrew L. Finn, Pharm.D.	—	—	1,240	$4,861

(1)	James A. McNulty was Chief Financial Officer until October 9, 2013, and then became our Senior Vice President Finance and Treasurer. Effective October 9, 2013, he is no longer considered a named executive officer of our company.

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

Grants of Plan-Based Awards

									All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing stock price on Award	Grant Date Fair Value of Stock and
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	date ($/Sh)	Option Awards
Mark A. Sirgo, Pharm.D.(1)	3/18/13					3,446							$13,508
Ernest R. De Paolantonio, CPA MBA	10/17/13					55,659	(2)				$5.39	$5.63	$213,870
James A. McNulty, CPA (3)	3/18/13					1,240							$4,861
Andrew L. Finn, Pharm.D (4)	3/18/13					1,240							$4,861

(1)	Does not include 371,554 unvested RSUs to be issued under our LTIP upon the achievement of certain pre-defined performance criteria, and 420,000 unvested RSUs which will vest in thirds beginning 2014.
(2)	Employee stock options granted as award.
(3)	Does not include 133,760 unvested RSUs to be issued under our LTIP upon the achievement of certain pre-defined performance criteria, and 154,735 unvested RSUs which will vest in thirds beginning 2014. James A. McNulty was Chief Financial Officer until October 9, 2013, and then became our Senior Vice President Finance and Treasurer. Effective October 9, 2013, he is no longer considered a named executive officer of our company.
(4)	Does not include 133,760 unvested RSUs to be issued under our LTIP upon the achievement of certain performance criteria, and 160,601 unvested RSUs which will vest in thirds beginning 2014.

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

Potential Payments Under Severance/Change in Control Arrangements

The table below sets forth potential payments payable to our current executive officers in the event of a termination of employment under various circumstances. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2013 and (ii) the stock price was $5.89, which was the closing market price of our common stock on December 31, 2013, the last business day of the 2013 fiscal year.

Name	If Company Terminates Executive Without Cause or Executive Resigns with Good Reason($)		Termination Following a Change in Control without Cause or Executive Resigns with Good Reason($)
Mark A. Sirgo, Pharm.D.
Cash Payment	$723,276	(1)	$1,414,656	(1)
Acceleration of Options	—		$1,686,354	(2)

Total Cash and Benefits	$723,276		$3,101,010

Ernest R. De Paolantonio, CPA
Cash Payment	$447,512	(1)	$297,512	(1)
Acceleration of Options	—		$27,830	(2)

Total Cash and Benefits	$447,512		$325,342

James A. McNulty, CPA (3)
Cash Payment	$471,015	(1)	$701,503	(1)
Acceleration of Options	—		$462,073	(2)

Total Cash and Benefits	$471,015		$1,163,576

Andrew L. Finn, Pharm.D.
Cash Payment	$474,135	(1)	$707,910	(1)
Acceleration of Options	—		971,348	(2)

Total Cash and Benefits	$474,135		$1,679,258

(1)	Includes severance payment and accrued and unused vacation time as of December 31, 2013.
(2)	Determined by taking excess of the fair market value of our common stock on December 31, 2013, less the exercise price of each accelerated option.
(3)	James A. McNulty was Chief Financial Officer until October 9, 2013, and then became our Senior Vice President Finance and Treasurer. Effective October 9, 2013, he is no longer considered a named executive officer of our company.

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

The cash component (as opposed to option accelerations) of any change of control payment would be structured as a one-time cash severance payment.

Compensation of Directors Summary Table

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(4)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Frank E. O’Donnell, Jr.	$368,736	(1)	$6,770	(2)	—	—	—	$22,859	(3)	$398,365
William B. Stone	$69,000		$67,350	(4)	—	—	—	—		$136,350
John J. Shea	$52,500		$44,900	(5)	—	—	—	—		$97,400
William S. Poole	$100,325	(6)	$44,900	(7)	—	—	—	—		$145,225
Samuel P. Sears, Jr.	$52,000		$84,650	(8)	—	—	—	—		$136,650
Thomas W. D’Alonzo	$33,500		$61,431	(9)	—	—	—	—		$94,931

(1)	Compensation for serving as Executive Chairman, which includes $138,276 as bonus, composed of $69,138 for 2012 and $69,138 for 2013.
(2)	The stock awards disclosed in this item consists of vested RSUs issued in 2013 under our LTIP. Does not include 186,273 unvested RSUs to be issued under our LTIP upon the achievement of certain performance criteria.
(3)	Includes $22,859 in health benefits paid in 2013.
(4)	Does not include 15,000 unvested RSUs which will vest in August 2014.
(5)	Does not include 10,000 unvested RSUs which will vest in August 2014.
(6)	Includes compensation of $48,326 for serving as Chairman of the board-level Risk Management Committee and associated sub-committee.

(7)	Does not include 10,000 unvested RSUs which will vest in August 2014.
(8)	Does not include 10,000 unvested RSUs which will vest in August 2014.
(9)	Does not include 10,000 unvested RSUs which will vest in August 2014.

Narrative to Director Compensation

The Compensation Committee of our board of directors reviews the Director Remuneration Policy, which establishes the compensation our directors earn for serving on our board of directors and individual committees. The policy follows (all annual cash retainers are paid quarterly in advance):

•	$40,000 annual cash retainer to each board member.

•	$10,000 annual cash retainer to the Lead Director.

•	$15,000 annual cash retainer to the Chairman of the Audit Committee.

•	$15,000 annual cash retainer to the Chairman of the Strategic Development Committee

•	$10,000 annual cash retainer to the Chairman of the Compensation Committee.

•	$7,500 annual cash retainer to the Chairman of the Nominating & Corporate Governance Committee.

•	$7,500 annual cash retainer to each non-Chairman Audit Committee member.

•	$7,500 annual cash retainer to each non-Chairman of the Strategic Development Committee

•	$5,000 annual cash retainer to each non-Chairman Compensation Committee member.

•	$4,000 annual cash retainer to each non-Chairman Nominating & Corporate Governance Committee member.

•	20,000 restricted stock units of our Common Stock per year, to each director.

•	10,000 additional restricted stock units of our Common Stock per year to the Lead Director.

•	New directors will earn a pro-rated portion (based on months to be served in the fiscal year in which they join) of cash and restricted stock units.

Options granted previously to directors have vested immediately. These options expire in 10 years and are outstanding for the life of the option. Director options qualify as Non-Statutory Stock Options.

In July 2013, we amended our Director Remuneration Policy to reflect the new cash retainer to directors, plus the migration to RSUs instead of options. The total number of RSUs granted during the year ended December 31, 2013 was 121,978, of which 66,978 vested upon issuance in August 2013 and 55,000 vest in August 2014.

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

The term of the LTIP began with our fiscal year ended December 31, 2012 and lasts through our fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (with 100,000 Performance RSUs being reserved for future hires). A total of 8,986 RSUs vested during the year ended December 31, 2013. The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of revenue by our company, as reported in our Annual Report on Form 10-K). Performance RSUs will be valued on the day of issuance and will vest annually on the last day preceding the first open window after filing our Annual Report on Form 10-K based on the revenue achieved during the prior fiscal year as a proportion of the total cumulative revenue target for the entire term of the LTIP (which we call the Predefined Cumulative Revenue). Predefined Cumulative Revenue is a predefined aggregate revenue target for the entire term of the LTIP that was determined by the Committee in conjunction with our executive management. The Predefined Cumulative Revenue may be adjusted by the Committee upon the occurrence of extraordinary corporate events during the term of the LTIP (such as acquisitions by our company of revenue generating businesses or assets).

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

The following table sets forth, as of March 11, 2014, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of BioDelivery Sciences International, Inc., 801 Corporate Center Drive, Suite #210, Raleigh, NC 27607.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class as of March 11, 2014(1)

Federated Investors Inc.(2)	5,583,000	11.65%
Broadfin Capital, LLC(3)	3,472,054	7.24%
Deerfield Management Co/NY(4)	4,151,163	8.66%
Baker Brothers Life Sciences, L.P.(5)	2,985,005	6.23%
FMR LLC(6)	2,927,631	6.11%
Adage Capital Partners GP LLC(7)	2,800,000	5.84%
Hopkins Capital Group II, LLC(8)	2,425,490	5.06%
Frank E. O’Donnell, Jr., M.D.(9)	2,776,751	5.76%
Mark A. Sirgo, Pharm.D.(10)	1,890,860	3.87%
Ernest R. De Paolantonio, CPA MBA(11)	1,000	*
Andrew L. Finn, Pharm.D.(12)	975,487	2.02%
William B. Stone(13)	278,175	*
John J. Shea(14)	25,805	*
William S. Poole(15)	276,190	*
Samuel P. Sears, Jr(16)	41,216	*
Thomas W. D’Alonzo (17)	90,625	*
All Directors and Officers as a group (9 persons)	6,356,109	12.70%

*	Less than 1%
(1)	Based on 47,932,326 shares of common stock outstanding as of March 11, 2014 and shares beneficially owned by the referenced parties as described below.
(2)	Based on 13G filed with the SEC on March 10, 2014 by Federated Investors Inc.
(3)	Based on a Schedule 13G/A filed with the SEC on February 14, 2014 by Broadfin Capital, LLC who has shared voting and investment power over the shares held.
(4)	Based on a Schedule 13G/A filed with the SEC on February 14, 2014 and registered direct offering participation on February 10, 2014 by Deerfield Management Co./NY who has shared voting and investment power over the shares held. Includes 3,580,863 shares of our common stock and 570,300 shares of Series A Preferred stock, which shares are owned by Deerfield Special Situations Funds, L.P., Deerfield Special Situations International Master Fund, L.P. and Deerfield Partners, L.P.
(5)	Based on a Schedule 13G/A filed with the SEC on February 14, 2014, Felix J. Baker and Julian C. Baker have voting and investment power over the shares held by Baker Brothers Life Sciences, L.P. Includes 846,005 shares of our common stock and up to a maximum potential of 2,139,000 shares of Series A Preferred stock, of which 184,686 shares are owned by 667, L.P. and 45,845 shares owned by 14159, L.P. The Series A Preferred is only exercisable to the extent that the holders thereof together with their affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, no more than 9.98% of the outstanding shares of Common Stock of the Issuer after exercise. As a result of this restriction, the number of shares that may be issued upon conversion of the Series A Preferred by the above holders may change depending upon changes in the outstanding shares.
(6)	FMR is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and has the sole dispositive rights on the shares owned by various investment companies registered under Section 8 of the Investment Company Act of 1940, which owns 2,916,731 shares or 6.14%. The several investment companies each have the sole voting power to vote the shares owned by them.
(7)	Based on a Schedule 13G filed with the SEC on December 6, 2012, Adage Capital Partners GP, LLC who has shared voting and investment power over the shares held.
(8)	The address for Hopkins Capital Group II, LLC is 324 S Hyde Park, Suite 350, Tampa, FL. 33606.
(9)

Dr. O’Donnell is our Executive Chairman of the Board and a Director. Includes the shares owned by Hopkins Capital Group II, LLC, as to which Dr. O’Donnell disclaims beneficial interest (see note 4). Excludes 167,500 shares owned by The Francis E. O’Donnell, Jr. Irrevocable Trust #1, of which Dr. O’Donnell’s sister, Kathleen O’Donnell, is trustee, and as to which

Dr. O’Donnell disclaims beneficial interest. Also excludes 4,577 shares of common stock owned by Dr. O’Donnell’s sister. In addition, this number includes 96,261 shares owned personally by Dr. O’Donnell and options to purchase 255,000 shares of our common stock, all of which is currently exercisable. Does not include 140,000 shares of unvested RSUs which vest one half February 2015 and the remaining half February 2016. Also does not include 186,273 shares of unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Dr. O’Donnell’s address is 865 Longboat Club Road, Longboat Key FL. 34228.
(10)	Includes 913,250 shares owned by Dr. Sirgo, our President and Chief Executive Officer. Includes options to purchase 977,610 shares of common stock, all of which are currently exercisable. Excludes options to purchase 15,141 shares of common stock which are not currently exercisable. Does not include 280,000 shares of unvested RSUs which vest one half February 2015 and the remaining half February 2016. Also does not include 371,554 unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Dr. Sirgo’s address is 606 Wayne Drive, Raleigh, NC. 27609.
(11)	Mr. De Paolantonio is our Chief Financial Officer and Secretary. Includes 1,000 shares owned by Mr. De Paolantonio. Excludes options to purchase 55,659 shares of common stock which are not currently exercisable. Mr. De Paolantonio’s address is 3478 Renaissance Park Place Cary, NC. 27513.
(12)	Dr. Finn is our Executive Vice President of Clinical Development and Regulatory Affairs. Includes 660,450 shares owned by Dr. Finn. Includes options to purchase 315,037 shares of common stock, all of which are currently exercisable. Excludes options to purchase 10,389 shares of common stock which are not currently exercisable. Does not include 107,067 shares of unvested RSUs which vest one half February 2015 and the remaining half February 2016. Also does not include 133,760 unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Dr. Finn’s address is 3104 Raymond Street, Raleigh, NC. 27607.
(13)	Mr. Stone is a Director. Includes 63,175 shares owned and options to purchase 215,000 shares of our common stock, all of which are currently exercisable. Does not include 15,000 shares of unvested RSUs which will vest August 2014. Mr. Stone’s address is 11120 Geyer Downs Lane, Frontenac MO. 63131.
(14)	Mr. Shea is a Director. Includes 13,305 shares owned and options to purchase 12,500 shares of our common stock, all of which are currently exercisable. Does not include 10,000 shares of unvested RSUs which will vest August 2014. Mr. Shea’s address is 290 Wax Myrtle Trail, Southern Shores, NC. 27949.
(15)	Mr. Poole is a Director. Includes 18,690 shares owned and options to purchase 257,500 shares of our common stock, all of which are currently exercisable. Does not include 10,000 shares of unvested RSUs which will vest August 2014. Mr. Poole’s address is 7813 Hardwick Drive, Raleigh, NC. 27615.
(16)	Mr. Sears is a Director. Includes 23,853 shares owned and options to purchase 17,363 shares of our common stock, all of which are currently exercisable. Does not include 10,000 shares of unvested RSUs which will vest August 2014. Mr. Sears’ address is 1 Fieldstone Drive, Winchester, MA. 01890.
(17)	Mr. D’Alonzo is a Director. Includes 25,625 shares owned and options to purchase 65,000 shares of our common stock, all of which are currently exercisable. Does not include 10,000 shares of unvested RSUs which will vest August 2014. Mr. D’Alonzo’s address is 908 Vance St, Raleigh, NC. 27608.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Hopkins Capital Group and affiliates

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

We believe that the terms of the above transactions with affiliates were as favorable to us or our affiliates as those generally available from unaffiliated third parties. At the time of certain of the above referenced transactions, we did not have sufficient disinterested directors to ratify or approve the transactions; however, the present board of directors includes five independent directors which constitute a majority as required by NASDAQ Stock Market rules. We believe that William B. Stone, John J. Shea, William S. Poole, Samuel P. Sears, Jr. and Thomas W. D’Alonzo qualify as independent directors for NASDAQ Stock Market purposes.

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

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2013 and 2012 totaled $148,900 and $135,850, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for audit-related fees for the years ended December 31, 2013 and 2012 were $53,638 and $45,711, respectively.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2013 and 2012 were $20,000 and $18,600, respectively.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Cherry Bekaert LLP in 2013. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Cherry Bekaert LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Number	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (24)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation creating a staggered board of directors, dated July 25, 2008 (16)

3.4	Certificate of Elimination, dated February 12, 2009, for the Company’s Series A Non-Voting Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock (14)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares, dated July 22, 2011 (28)

4.1	Form of Common Stock Purchase Warrant, dated April 20, 2010, issued by the Company to certain institutional investors (22)

4.2	Certificate of Designation of Series A Non-Convertible Preferred Stock, dated November 20, 2012 (31)

4.3	Form of Common Stock Purchase Warrant, dated July 5, 2013, issued by the Company to Midcap Financial SBIC, LP (33)

10.1	Amended and Restated 2001 Incentive Plan (2)

10.2	Employment Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (3)

10.3	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (3)

10.4	Employment Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (3)

10.5	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (3)

10.6	Clinical Development and License Agreement, dated as of July 14, 2005, among Clinical Development Capital LLC, the Company and Arius Pharmaceuticals, Inc. (4)+

10.7	Supply Agreement, dated October 17, 2005, by and between Aveva Drug Delivery Systems, Inc., Arius Pharmaceuticals, Inc. and the Company (5)

10.8	Securities Purchase Agreement, dated May 16, 2006, between the Company and CDC IV, LLC (6)

10.9	Amendment No. 2, dated as of May 16, 2006, to that certain Clinical Development and License Agreement, dated as of July 14, 2005, between the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (6)

10.10	Amended and Restated Registration Rights Agreement, dated as of May 16, 2006, by and between the Company and CDC IV, LLC (6)

10.11	Amendment No. 1 to Amended and Restated 2001 Incentive Plan (7)

10.12	Intellectual Property Assignment Agreement, dated August 2, 2006, by and between QLT USA, Inc. and Arius Two, Inc. (8)+

10.13	License and Development Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (8)+

10.14	BEMA Fentanyl Supply Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (8)+

10.15	Sublicensing Consent, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (8)+

10.16	Sublicensing Consent and Amendment, dated August 2, 2006, by the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (8)+

Number	Description

10.17	Letter agreement, dated August 2, 2006, between Meda AB, Arius Pharmaceuticals, Inc, Arius Two, Inc. and the Company (8)

10.18	Notice of Breach and Demand for Dispute Resolution, sent August 30, 2006, from the Company to CDC IV, LLC (9)

10.19	Notice of Breach and Termination, received August 30, 2006, from CDC IV, LLC to the Company (10)

10.20	Process Development Agreement, effective December 15, 2006, between LTS Lohmann Therapie-Systeme AG and the Company (11)+

10.21	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Mark A. Sirgo (12)

10.22	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Andrew L. Finn (12)

10.23	Employment Agreement, dated February 22, 2007, between the Company and James A. McNulty (12)

10.24	Dispute Resolution Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (13)

10.25	Amendment to Clinical Development and License Agreement, dated March 9, 2007, between the Company and CDC IV, LLC (13)

10.26	Registration Rights Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (13)

10.27	Subscription Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (14)

10.28	Second Amended and Restated Registration Rights Agreement, dated April 10, 2007, between the Company and Laurus Master Fund, Ltd. (11)

10.29	License and Development Agreement, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc. and Meda AB (15)+

10.30	BEMA Fentanyl Supply Agreement, dated September 5, 2007, between the Company and Meda AB (15)+

10.31	Sublicensing Consent dated September 5, 2007, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (15)+

10.32	License Agreement dated, September 5, 2007, by and between Arius Two, Inc., and Arius Pharmaceuticals, Inc. (15)+

10.33	Intellectual Property Assignment Agreement dated, September 5, 2007 by and between QLT USA, Inc. and Arius Two. (15)+

10.34	Assignment of Patent and Trademarks, dated September 5, 2007. (15)

10.35	BEMA Acquisition Consent, amendment and waiver, dated September 5, 2007, between the Company and CDC IV, LLC (15)

10.36	Sublicensing Consent and Amendment, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc., CDC IV, LLC and Meda AB. (15)+

10.37	Royalty Purchase and Amendment Agreement, dated as of September 5, 2007 between BioDelivery Sciences International, Inc., and CDC IV, LLC (15)+

10.38	Amendment to the Clinical Development and License Agreement, dated as of July 14, 2005, amendment dated as of September 5, 2007, by and among CDC IV, LLC, the Company, Arius Pharmaceuticals, Inc., and Arius Two, Inc. (15)+

10.39	Dispute Resolution Agreement, dated September 5, 2007 by and between the Company and CDC IV, LLC (15)

10.40	Acknowledgement by CDC, dated September 5, 2007, of the License and Development Agreement made as of September 5, 2007 between the Company, Arius Pharmaceutical, Inc. and Meda AB (15)

10.41	Letter Amendment, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to European commercialization rights for ONSOLIS® (17)+

10.42	Amendment to License and Development Agreement, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to the North American commercialization rights for ONSOLIS® (17)+

10.43	Amendment Consent (EU), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (17)

Number	Description

10.44	Amendment Consent (NA), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (17)

10.45	Process Development Agreement, dated February 8, 2008, between the Company and LTS (18)+

10.46	Amendment to Amended and Restated 2001 Incentive Plan of the Company, dated November 19, 2008 (18)

10.47	Master Clinical Development Agreement, dated February 12, 2009, between the Company and Premier Research International LLC (19)+

10.48	Proposal for Clinical Research Services, dated March 13, 2009, between the Company and Premier Research International LLC (19)+

10.49	Separation Agreement and General Claims release, effective September 1, 2009, between the Company and Dr. Raphael J. Mannino (20)

10.50	Emezine™ Settlement Agreement, dated December 30, 2009, between the Company, Accentia, Arius Pharmaceuticals, Inc. and TEAMM (21)

10.51	Form of Warrant for the Company to purchase 2,000,000 shares of Biovest International, Inc. from Accentia (21)

10.52	Securities Purchase Agreement, dated April 20, 2010, between the Company and certain institutional investors. (22)

10.53	License and Supply Agreement, dated May 26, 2010, between the Company, Arius Pharmaceuticals and KunWha Pharmaceutical Co., Ltd (23)+

10.54	License and Supply Agreement, dated October 4, 2010, between the Company, Arius Pharmaceuticals and TTY Biopharm Co., Ltd. (25)+

10.55	Securities Purchase Agreement, dated March 11, 2011, between the Company and certain institutional investors. (26)

10.56	Amendment to Clinical Development and License Agreement, effective May 12, 2011, between the Company, Arius, Arius Two, Inc., CDC V, LLC and NB Athyrium. (27)

10.57	License and Development Agreement, dated January 5, 2012, by and among the Company, Arius, Arius Two and Endo (29)+

10.58	Manufacturing, Supply, and License Agreement dated April 26, 2012 between the Company, Arius Pharmaceuticals and LTS Lohmann Therapie-Systeme AG (30)+

10.59	Placement Agency Agreement, dated November 27, 2012, between the Company and William Blair & Company, L.L.C, JMP Securities LLC and Roth Capital Partners, LLC (31)

10.60	Subscription Agreement, dated November 28, 2012, between the Company and certain investors (31)

10.61	License Agreement, dated March 26, 2013, between the Company and Arcion Therapeutics, Inc (32)+

10.62	Credit and Security Agreement, dated July 5, 2013, by and among , the Company, Arius, Arius Two and Midcap Financial SBIC, LP (33)+

10.63	Conditional Offer of Employment, dated October 1, 2013, between the Company and Ernest R. De Paolantonio (34)

10.64	Sales Agreement, dated November 29, 2013, between the Company and Cantor Fitzgerald & Co. (35)

10.65	Securities Purchase Agreement, dated February 7, 2014, between the Company and certain institutional investors. (36)

21.1	Subsidiaries of the Registrant *

23.1	Consent of Cherry Bekaert LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

Number	Description

101.ins	XBRL Instance Document

101.xsd	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(1)	Previously filed with Form SB-2, Amendment No. 2, February 1, 2002.
(2)	Previously filed with Form 10-QSB/A, September 2, 2003.
(3)	Previously filed with Form 8-K, August 26, 2004.
(4)	Previously filed with Form 8-K, July 21, 2005.
(5)	Previously filed with Form 10-QSB, November 10, 2005.
(6)	Previously filed with Form 8-K, May 22, 2006.
(7)	Previously filed as Annex A to Schedule 14A, June 27, 2006.
(8)	Previously filed with Form 8-K, August 9, 2006.
(9)	Previously filed with Form 8-K, August 31, 2006.
(10)	Previously filed with Form 8-K, August 31, 2006.
(11)	Previously filed with Form 10-K, April 17, 2007.
(12)	Previously filed with Form 8-K, February 22, 2007.
(13)	Previously filed with Form 8-K, March 16, 2007.
(14)	Previously filed with Form 8-K, February 13, 2009.
(15)	Previously filed with Form 8-K, September 10, 2007.
(16)	Previously filed with Form 8-K, July 28, 2008.
(17)	Previously filed with Form 8-K, January 6, 2009.
(18)	Previously filed with Form 10-K, March 20, 2009.
(19)	Previously filed with Form 10-Q, May 15, 2009.
(20)	Previously filed with Form 10-Q, November 3, 2009.
(21)	Previously filed with Form 8-K, December 31, 2009.
(22)	Previously filed with Form 8-K, April 20, 2010.
(23)	Previously filed with Form 8-K, May 27, 2010.
(24)	Previously filed with Form 8-K, July 23, 2010.
(25)	Previously filed with Form 8-K, October 8, 2010.
(26)	Previously filed with Form 8-K, dated March 16, 2011.
(27)	Previously filed with Form 8-K, dated May 13, 2011.
(28)	Previously filed with Form 8-K, dated July 25, 2011.
(29)	Previously filed with Form 8-K, dated January 11, 2012.
(30)	Previously filed with Form 8-K, dated September 19, 2012.
(31)	Previously filed with Form 8-K, dated November 28, 2012.
(32)	Previously filed with Form 8-K, dated April 1, 2013.
(33)	Previously filed with Form 8-K, dated July 11, 2013.
(34)	Previously filed with Form 8-K, dated October 23, 2013.
(35)	Previously filed with Form S-3, dated November 29, 2013.
(36)	Previously filed with Form 8-K, dated February 10, 2014.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BioDelivery Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of BioDelivery Sciences International, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 1992 (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A—Controls and Procedures in the Company’s 2013 Annual Report on Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioDelivery Sciences International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 1992 (COSO).

As discussed in Note 2 to the consolidated financial statements, during 2013, the Company recognized a net loss of approximately $57 million and, at December 31, 2013, the Company had incurred cumulative net losses of approximately $151 million. Management’s plans in regard to this matter are described in Note 2.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 14, 2014

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$23,175,809	$63,189,307
Accounts receivable	2,794,040	520,812
Prepaid expenses and other current assets	630,657	226,064

Total current assets	26,600,506	63,936,183

Equipment, net	178,168	2,835,707
Idle equipment, net (note 1)	2,844,718	—
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	9,050,000
Accumulated amortization	(5,753,502)	(4,770,516)

Total other intangible assets	5,196,498	6,179,484

Derivative asset, warrant	—	50,300
Other assets	470,535	21,976

Total assets	$38,005,425	$75,738,650

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,415,981	$10,755,049
Notes payable, current maturities	7,333,333	—
Deferred revenue, current (notes 5 and 6)	2,927,088	7,990,231
Derivative liabilities (note 10)	4,315,183	4,497,977

Total current liabilities	24,991,585	23,243,257

Notes payable, less current maturities	11,844,706	—
Deferred revenue, long-term	1,281,485	2,718,180
Other long-term liabilities	700,000	—

Total liabilities	38,817,776	25,961,437

Commitments and contingencies (notes 10 and 14)	—	—

Stockholders’ (deficit) equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized in 2013 and 2012; 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock outstanding in 2013 and 2012	2,709	2,709
Common Stock, $.001 par value; 75,000,000 shares authorized in 2013 and 2012; 38,204,384 and 37,497,703 shares issued; 38,188,893 and 37,482,212 shares outstanding in 2013 and 2012, respectively	38,204	37,499
Additional paid-in capital	150,506,927	143,703,583
Treasury stock, at cost, 15,491 shares, 2013 and 2012	(47,183)	(47,183)
Accumulated deficit	(151,313,008)	(93,919,395)

Total stockholders’ (deficit) equity	(812,351)	49,777,213

Total liabilities and stockholders’ (deficit) equity	$38,005,425	$75,738,650

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Revenues:
Product royalty revenues	$1,773,215	$1,082,742	$2,716,452
Research revenue	—	13,375	227,668
Research and development reimbursements	2,782,830	—	—
Contract revenue	6,799,838	53,446,309	318,800

Total revenues	11,355,883	54,542,426	3,262,920

Cost of product royalties	2,082,183	1,909,785	1,756,629

Expenses:
Research and development	53,326,777	35,365,662	20,805,177
General and administrative	12,302,364	10,114,689	7,608,090
Related party general and administrative	46,500	90,500	81,000

Total expenses	65,675,641	45,570,851	28,494,267

(Loss) income from operations	(56,401,941)	7,061,790	(26,987,976)

Interest (expense) income, net	(902,658)	280,709	188,701
Derivative gain (loss)	121,228	(5,594,152)	3,463,453
Other (expenses) income, net	(210,242)	32,954	10,706

	(991,672)	(5,280,489)	3,662,860

(Loss) income before taxes	(57,393,613)	1,781,301	(23,325,116)

Income tax expense	—	(129,120)	—

Net (loss) income attributable to common stockholders	$(57,393,613)	$1,652,181	$(23,325,116)

Basic:
Weighted average common stock shares outstanding	37,941,044	30,546,581	28,322,477

Basic earnings per share	$(1.51)	$0.05	$(0.82)

Diluted:
Diluted weighted average common stock shares outstanding	37,941,044	30,689,235	28,322,477

Diluted earnings per share	$(1.51)	$0.05	$(0.82)

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2011	—	$—	24,038,445	$24,039	$82,055,934	$(47,183)	$(72,246,460)	$9,786,330
Stock-based compensation	—	—	—	—	1,226,724	—	—	1,226,724
Stock option exercise	—	—	129,888	130	349,546	—	—	349,676
CDC warrant derivative reclassified to equity	—	—	—	—	336,747	—	—	336,747
Exercise of CDC warrants	—	—	601,120	601	1,748,658	—	—	1,749,259
Private placement offering, net shares issued upon vesting of equity awards	—	—	4,807,693	4,808	13,991,965	—	—	13,996,773
Net loss	—	—	—	—	—	—	(23,325,116)	(23,325,116)

Balances, December 31, 2011	—	$—	29,577,146	$29,578	$99,709,574	$(47,183)	$(95,571,576)	$4,120,393

Stock-based compensation	—	—	—	—	1,619,269	—	—	1,619,269
Stock option exercise	—	—	789,305	789	2,053,311	—	—	2,054,100
Restricted stock awards	—	—	57,500	58	(58)	—	—	—
Warrant derivative liability reclassified to equity	—	—	—	—	1,037,237	—	—	1,037,237
Warrant exercises	—	—	281,865	282	920,737	—	—	921,019
Private placement offering, net	2,709,300	2,709	6,791,887	6,792	38,363,513	—	—	38,373,014
Net income	—	—	—	—	—	—	1,652,181	1,652,181

Balances, December 31, 2012	2,709,300	$2,709	37,497,703	$37,499	$143,703,583	$(47,183)	$(93,919,395)	$49,777,213

Stock-based compensation	—	—	—	—	3,327,014	—	—	3,327,014
Stock option exercise	—	—	115,667	115	357,166	—	—	357,281
Restricted stock awards	—	—	80,498	80	(80)	—	—	—
Warrant derivative liability reclassified to equity	—	—	—	—	11,266	—	—	11,266
Warrant exercises	—	—	10,000	10	49,990	—	—	50,000
Shares issued to Arcion in acquisition of research and development license	—	—	500,516	500	2,071,636	—	—	2,072,136
Warrants issued in connection with notes payable	—	—	—	—	986,352	—	—	986,352
Net loss	—	—	—	—	—	—	(57,393,613)	(57,393,613)

Balances, December 31, 2013	2,709,300	$2,709	38,204,384	$38,204	$150,506,927	$(47,183)	$(151,313,008)	$(812,351)

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Operating activities:
Net (loss) income	$(57,393,613)	$1,652,181	$(23,325,116)
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Depreciation	207,441	465,929	444,527
Accretion of debt discount	164,391	—	—
Amortization of intangible assets	1,139,832	1,020,878	890,980
Derivative (gain) loss	(121,228)	5,594,152	(3,463,453)
Stock-based compensation expense	3,327,014	1,619,269	1,226,724
Purchase of Arcion license with common stock	2,072,136	—	—
Changes in assets and liabilities:
Accounts receivable	(2,273,228)	(419,680)	530,544
Prepaid expenses and other assets	(68,928)	3,822	6,226
Accounts payable and accrued expenses	(656,795)	5,567,962	407,441
Income taxes payable	—	129,120	—
Deferred revenue	(6,499,838)	(3,446,309)	7,133

Net cash flows from operating activities	(60,102,816)	12,187,324	(23,274,994)

Investing activities:
Purchase of equipment	(76,893)	(38,550)	(286,973)
Purchase of intangible assets	—	(1,050,000)	—

Net cash flows from investing activities	(76,893)	(1,088,550)	(286,973)

Financing activities:
Proceeds from sales of securities	—	38,373,014	13,996,773
Proceeds from exercise of stock options	357,281	2,054,100	349,676
Proceeds from exercise of common stock warrants	50,000	921,019	1,749,259
Proceeds from notes payable and warrants	20,000,000	—	—
Payment of deferred financing fees	(241,070)	—	—
(Repayment of) proceeds from related party advances, net	—	(7,805)	7,805

Net cash flows from financing activities	20,166,211	41,340,328	16,103,513

Net change in cash and cash equivalents	(40,013,498)	52,439,102	(7,458,454)
Cash and cash equivalents at beginning of year	63,189,307	10,750,205	18,208,659

Cash and cash equivalents at end of year	$23,175,809	$63,189,307	$10,750,205

Cash paid for interest	$742,097	$—	$—

Cash paid for taxes	$80,457	$—	$—

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Financing and Investing Activities:

The Company reclassified derivative liabilities of $11,266 to equity during the year ended December 31, 2013 as a result of the exercise of warrants to which the derivatives related.

The Company reclassified derivative liabilities of $1,037,237 to equity during the year ended December 31, 2012 as a result of the exercise of warrants to which the derivatives related.

The Company reclassified derivative liabilities of $336,747 to equity during the year ended December 31, 2011 as a result of the exercise of warrants to which the derivatives related.

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	Nature of business and summary of significant accounting policies:

Organization:

BioDelivery Sciences International, Inc. (the “Company”) was incorporated in the State of Indiana on January 6, 1997 and reincorporated as a Delaware corporation in 2002. The Company and its subsidiaries, Arius Pharmaceuticals, Inc., a Delaware corporation (“Arius One”) and Arius Two, Inc., a Delaware corporation (“Arius Two”), each of which are wholly-owned, and its majority-owned subsidiary, Bioral Nutrient Delivery, LLC, a Delaware limited liability company (“BND”) are collectively referred herein to as the “Company.”

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

Significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of the Company’s cash and cash equivalents, the Company does not believe that an increase in market rates would have a significant impact on the realized value of its investments. The Company places cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company may from time to time have amounts on deposit in excess of the insured limits. As of December 31, 2013, the Company had approximately $22.8 million, which exceed these insured limits.

Revenue recognition:

The Company periodically enters into license and development agreements to develop and commercialize its products. The arrangements typically are multi-deliverable arrangements that are funded through up-front payments, milestone payments and other forms of payment. The Company currently has multiple license and development agreements that are described in notes 5, 6, 7 and 8.

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

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

License and product development research and development services revenue

Upon delivery of the license rights for BEMA® Buprenorphine to Endo in January 2012, the Company recognized revenue of $15.6 million of the $30 million non-refundable up-front license fee, with the balance of $14.4 million recorded as deferred revenue to be recognized as the related research and development services are rendered. Of the amount deferred, the Company recognized $5.2 million as revenue in 2012 and $6.3 million as revenue in 2013. In addition, in May 2012 the Company received and recognized $15 million in revenue associated with an intellectual property milestone under the Endo Agreement.

Arcion License Agreement:

General

The Company entered into a definitive exclusive license agreement (the “Arcion Agreement”) with Arcion in March 2013 pursuant to which Arcion agreed to grant to the Company an exclusive commercial world-wide license, with rights of sublicense, under certain patent and other intellectual property rights related to in-process research and development to develop, manufacture, market, and sell gel products containing clonidine (or a derivative thereof), alone or in combination with other active ingredients, for topical administration for the treatment of painful diabetic neuropathy and other indications (the “Arcion Products”). The Arcion Agreement, including the Company’s related rights and obligations, contractual cash flows and performance periods, are more fully described in note 7.

Upon receipt of the license rights for clonidine from Arcion in March 2013, the Company made a payment to Arcion of $2.1 million in unregistered Common Stock in exchange for in-process research and development that has been recorded as research and development expense for the year ended December 31, 2013. The Company is also responsible for using commercially reasonable efforts to develop and commercialize Arcion Products, including the use of such efforts to conduct certain clinical trials within certain time frames.

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

The Company also earned contract revenue related to two similar license, development and supply agreements covering different territories: (i) Kunwha Pharmaceutical Co., Ltd., a Republic of Korea corporation (“Kunwha”), to develop, manufacture, sell and distribute BEMA® Fentanyl in the Republic of Korea, and (ii) TTY Biopharm Co., Ltd., a Taiwanese company (“TTY”), to develop, manufacture, sell and distribute the Company’s BEMA® Fentanyl product in Taiwan. Upfront payments from Kunwha and TTY are recorded as contract revenue upon receipt. The Company earned contract revenues in 2011 and 2013 related to milestones from TTY upon government approvals.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	Nature of business and summary of significant accounting policies (continued):

Research and Development Reimbursements

The Company is reimbursed by Endo for certain contractor costs when these costs go beyond set thresholds as outlined in the License and Development Agreement dated January 5, 2012 between the Company and Endo. Endo reimburses the Company for this spending at cost and the Company receives no mark-up or profit. The gross amount of these reimbursed research and development costs are reported as revenue in the accompanying consolidated statements of operations. The Company acts as a principal, has discretion to choose suppliers, bears credit risk and may perform part of the services required in the transactions. Therefore, these reimbursements are treated as revenue to the Company. The actual expenses creating the reimbursements are reflected as research and development expense.

Cost of Product Royalties

The cost of product royalties includes the direct costs attributable to the production of ONSOLIS® and BREAKYL™. It includes all costs related to creating the product at the Company’s contract manufacturing locations in the U.S. and Germany. The Company’s contract manufacturers bill the Company for the final product, which includes materials, direct labor costs, and certain overhead costs as outlined in applicable supply agreements. Cost of product royalties also includes royalty expenses that the Company owes to third parties.

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

Accounts receivable from one customer (Endo) accounted for 99.6% and from another customer (Meda) accounted for 83% of the Company’s trade accounts receivable at December 31, 2013 and December 31, 2012, respectively. Deferred revenue balances relate to the Meda and Endo Agreements at December 31, 2013 and 2012. The Company depends significantly upon the collaboration with Meda and Endo, and its activities may be impacted if these relationships are disrupted.

Key components used in the manufacture of ONSOLIS® are currently provided by a sole or a limited number of suppliers. This could result in the Company’s inability to timely obtain an adequate supply of required components and reduce control over pricing, quality and timely delivery. Also, if the supply of any components is interrupted, components from alternative suppliers may not be available in sufficient volumes within required time frames, if at all, to meet the Company’s obligations under the Meda supply agreements. This could delay timely commercialization efforts by Meda, causing the Company to lose royalty revenue and potentially harming its reputation.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	Nature of business and summary of significant accounting policies (continued):

Equipment

Office and manufacturing equipment are carried at cost less accumulated depreciation, which is computed on a straight-line basis over its estimated useful lives, generally 3 to ten years.

Due to the postponement of the U.S. re-launch of ONSOLIS® (note 5), related manufacturing equipment, net, totaling $2.8 million has been deemed idle, and has been reclassified to idle equipment, net in the accompanying consolidated balance sheet as of December 31, 2013. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment of this equipment during the year ended December 31, 2013 because; (i) the Company believes that the equipment will be utilized again once ONSOLIS® is re-launched and (ii) the equipment will be used in the manufacturing of BUNAVAIL™ if approved by the FDA.

Intangibles and Goodwill

The Company reviews intangible assets with finite lives (“other intangible assets”) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. In the event of impairment, the Company would discount the future cash flows using its then estimated incremental borrowing rate to estimate the amount of the impairment.

There was no impairment charges recognized on finite lived intangibles in 2013, 2012 or 2011.

Intangible assets with finite useful lives are amortized over the estimated useful lives as follows:

Estimated Useful Lives
Licenses	15 years
U.S. Product rights	10-12 years
EU Product rights	11 years

The Company incurred amortization expense on other intangible assets of approximately $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated aggregate future amortization expenses for other intangible assets for each of the next five years and thereafter are as follows:

Years ending December 31,
2014	$970,356
2015	970,356
2016	970,356
2017	970,356
2018	970,356
Thereafter	344,718

$5,196,498

Goodwill is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In the course of the evaluation of the potential impairment of Goodwill, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed. The quantitative impairment analysis involves a two-step process. Step one involves the comparison of the fair value of the reporting unit to which goodwill relates (the Company’s enterprise value) to the carrying value of the reporting unit. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value of the reporting unit, the Company determines the implied fair value of goodwill and records an impairment charge for any excess of the carrying value of goodwill over its implied fair value. There were no goodwill impairment charges in 2013, 2012 or 2011.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Net (loss) income per common share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2013, 2012 and 2011.

	December 31,
	2013	2012	2011
Basic:
Net (loss) income attributable to common stockholders	$(57,393,613)	$1,652,181	$(23,325,116)
Weighted average common shares outstanding	37,941,044	30,546,581	28,322,477

Basic earnings per common share	$(1.51)	$0.05	$(0.82)

Diluted:
Effect of dilutive securities:
Net (loss) income attributable to common stockholders	(57,393,613)	1,652,181	(23,325,116)
Adjustments to income for dilutive options and warrants	—	—	—

	(57,393,613)	1,652,181	(23,325,116)
Weighted average common shares outstanding	37,941,044	30,546,581	28,322,477
Effect of dilutive options and warrants	—	142,654	—

Diluted weighted average common shares outstanding	37,941,044	30,689,235	28,322,477

Diluted earnings per common share	$(1.51)	$0.05	$(0.82)

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. Common equivalent shares from stock options and warrants using the treasury stock method, are also included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the years ended December 31, 2013, 2012 and 2011, outstanding stock options and warrants of 6,549,719, 5,509,075 and 7,847,052, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods.

Stock-based compensation:

The Company uses the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of the Company’s Common

Stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	Nature of business and summary of significant accounting policies (continued):

In applying the Black Scholes options-pricing model, assumptions are as follows:

	2013	2012	2011
Expected price volatility	77.59%-81.65%	81.96%-83.69%	69.05%-77.75%
Risk-free interest rate	0.70%-1.60%	0.62%-1.02%	0.90%-1.99%
Weighted average expected life in years	5-6 years	5-6 years	5-6 years
Dividend yield	—	—	—

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

Recent accounting pronouncements:

In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption was permitted.

The Company adopted this standard on January 1, 2013. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

2.	Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of its worldwide license and development agreement with Meda regarding ONSOLIS® and revenue generated as a result of its January 2012 agreement with Endo regarding its BEMA® Buprenorphine product candidate. The Company intends to finance its research and development and commercialization efforts and its working capital needs from existing cash, royalty revenue, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2.	Liquidity and management’s plans (continued):

Significant new financing and operating sources during the year ended December 31, 2013 consisted of:

•	approximately $19.8 million in net proceeds from secured loan facility from MidCap Financial SBIC, LP, as agent and lender (“MidCap”) (See note 9);

•	approximately $2.8 million in research and development reimbursements under the Endo agreement;

•	approximately $1.8 million in net royalties under the Meda agreements;

•	approximately $0.3 million in contract revenue from licensing and supply agreement (see note 8); and

•	approximately $0.4 million from the exercise of stock options and warrants.

Significant new financing and operating sources during the year ended December 31, 2012 consisted of:

•	approximately $45 million in upfront and milestone payments from the Endo license agreement (see note 6);

•	approximately $38.4 million in net proceeds from a registered direct offering of Common Stock and newly designated Series A Non-Voting Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred”) in November 2012;

•	approximately $17.5 million in contract revenue from the Meda license agreement. (see note 5);

•	approximately $2.1 million from the exercise of stock options; and

•	approximately $0.9 million from the exercise of Common Stock warrants.

Significant financing and operating sources during the year ended December 31, 2011 consisted of:

•	approximately $14 million in net proceeds from a private placement offering of Common Stock in March 2011;

•	approximately $1 million in net royalties;

•	approximately $1.7 million from the exercise of Common Stock warrants;

•	approximately $0.3 million in contract revenue from licensing and supply agreement (see note 8);

•	approximately $0.2 million in research revenues from various contractor agreements; and

•	approximately $0.3 million from the exercise of Common Stock options.

On July 5, 2013, the Company, together with Arius One and Arius Two, entered into a $20 million secured loan facility pursuant to a Credit and Security Agreement (the “Credit Agreement”) with MidCap. The Company received net proceeds in the aggregate amount of $19.8 million and is using the loan proceeds for general corporate purposes or other activities permitted under the Credit Agreement. (See note 9).

In November 2013, the Company filed a shelf registration statement which registered up to $75 million of the Company’s securities for potential future issuance, and such registration statement was declared effective on December 18, 2013. Concurrently with the filing of such registration statement, the Company established an “at-the-market” offering program utilizing the universal shelf registration for up to $15 million of common stock. Cantor Fitzgerald & Co. is the placement agent for such offering program. In January 2014, the Company sold 658,489 shares of common stock under such offering program for approximate gross proceeds of $4 million.

On January 23, 2014, the Company announced positive top-line results from its pivotal Phase 3 efficacy study of BEMA® Buprenorphine in opioid-“naive” subjects. The locking of the database for the opioid naive study has triggered a $10 million milestone payment from Endo per the Company’s licensing agreement. Such payment was received in February, 2014.

In December 2013 and January and February of 2014, a warrant holder exercised an aggregate of 10,000 and 515,000 shares of common stock underlying a warrant for proceeds to the Company of $0.05 million and $2.6 million, respectively.

From January through March 2014, Company employees and directors exercised approximately 0.7 million stock options, which net proceeds to the Company was $2.2 million.

On February 7, 2014, the Company entered into a definitive Securities Purchase Agreement with certain institutional investors relating to a registered direct offering by the Company of 7,500,000 shares of the Company’s common stock, par value $.001 per share. The shares were sold at a price of $8.00 per share, yielding gross offering proceeds of $60 million. The offering price per share was determined based on an approximately 3.1% discount to the closing price of the Common Stock on February 7, 2014.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2.	Liquidity and management’s plans (continued):

At December 31, 2013, the Company had cash and cash equivalents of approximately $23.2 million. The Company used $60.1 million of cash from operations during the twelve months ended December 31, 2013. As of December 31, 2013, the Company had stockholders’ (deficit) equity of $(0.8) million, versus $49.8 million at December 31, 2012. The Company’s existing cash, together with other expected cash inflows from other milestones and royalties, are anticipated by management to be sufficient to fully fund the Company’s operations through the second quarter of 2015.

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

In June 2012, the Company entered into an agreement to terminate its license agreement with the University of Medicine and Dentistry of New Jersey (“UMDNJ”) and certain sublicenses related to the Bioral® drug delivery technology previously developed by the Company under such license. Under this agreement, the Company agreed to assign to UMDNJ its know-how to the Bioral® technology. All sublicenses related to the Bioral® technology have been formally terminated, and the Company has assigned to UMDNJ its know-how and patent rights to the Bioral® technology in consideration of 10% of future potential revenues collected by UMDNJ for commercialization of Bioral® formulated Amphotericin B products and 3.5% for non-Bioral® formulated Amphotericin B products which utilize such patent rights and know-how. We have not earned any revenue from UMDNJ on commercialization of the aforementioned products during 2013 or 2012.

Previously, the Company rented office space for accounting and administrative staff in Tampa, Florida from Accentia Biopharmaceuticals, Inc., a former related party (“Accentia”), and shared one employee, with personnel costs paid based on the approximate time spent on Company activities. Rent payments to Accentia were $0.03 million for year ended 2013 and $0.06 million for years 2012 and 2011, respectively, and are included in general and administrative costs, related party.

In 2009, as part of a settlement arrangement, the Company received a warrant from Accentia, a former related party, to purchase two million shares of common stock of Biovest International, Inc. (“Biovest”) held by Accentia. Biovest was a majority-owned subsidiary of Accentia. During the year ended December 31, 2013, Biovest filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. On July 9, 2013, the plan became effective, which canceled all outstanding common stock and warrants. As a result, the warrants had no value as of December 31, 2013 and the reduction of value is included in derivative gain (loss) in the consolidated statement of operations for the year ended December 31, 2013.

4.	Equipment:

Equipment consists of the following:

	December 31,
	2013	2012
Office and laboratory equipment	$4,761,418	$4,366,797
Less accumulated depreciation	(1,738,532)	(1,531,090)

	$3,022,886	$2,835,707

Less idle equipment	(2,844,718)	—

	$178,168	$2,835,707

Depreciation expense for years ended December 31, 2013, 2012 and 2011 was approximately $0.2 million, $0.5 million and $0.4 million, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

The Company determined that upon inception of both the U.S. and EU Meda arrangements all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue, which included $5.0 million in milestones received during the year ended December 31, 2012. At December 31, 2013, there was remaining deferred revenue of $1.3 million which is related to the Meda research and development services. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferred revenue accordingly on a quarterly basis.

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. The Company earned $1.8 million and $1.1 million in product royalty revenue for the years ended December 31, 2013 and 2012, respectively. The Company has incurred cost of product royalties of approximately $2.1 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively, which included minimum royalty expenses that the Company is obligated to pay CDC IV, LLC (“CDC”) and NB Athyrium LLC (“Athyrium”) regardless of actual sales.

Upon delivery of the license to Meda, the Company determined that each of the undelivered obligations had stand-alone value to Meda as these post-commercialization services encompass additional clinical trials on different patient groups but do not require further product development and these services and product supply obligations can be provided by third-party providers available to Meda. The Company also obtained third-party evidence of fair value for the other research and development services and other service obligations, based on hourly rates billed by unrelated third-party providers for similar services contracted by the Company. The Company has obtained third-party evidence of fair value of the product supply deliverable based on the outsourced contract manufacturing cost charged to the Company from the third-party supplier of the product. The arrangements do not contain any general rights of return. Therefore, the remaining deliverables to the arrangements have been accounted for as three separate units of accounting to include (1) product supply, (2) research and development services for the ONSOLIS® product and (3) the combined requirements related to the remaining other service-related obligations due Meda to include participation in committees and certain other specified services. The estimated portion of the upfront payments of approximately $1.2 million (under the Meda U.S. Agreements) and $0.1 million (under the Meda EU Agreements) attributed to these other service-related obligations will be recognized as revenue as services are provided through expiration of the license terms, as defined above.

The Company has determined that it is acting as a principal under the Meda Agreements and, as such, will record product supply revenue, research and development services revenue and other services revenue amounts on a gross basis in the Company’s consolidated financial statements.

On March 12, 2012, the Company announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide REMS until the product formulation could be modified to address two appearance-related issues raised by FDA during an inspection of the manufacturing facility of the Company’s North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (“Aveva”). Specifically, the FDA identified the formation of microscopic crystals and a fading of the color in the mucoadhesive layer during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specification before additional product can be manufactured and distributed.

The source of microcrystal formation and the potential for fading of the product was found to be specific to a buffer used in the manufacturing process for ONSOLIS®. ONSOLIS® has been reformulated and the Company’s believes the appearance issues have been resolved. Meda, the Company’s commercial partner, is working to determine the content and timing of the submission to FDA. Once submitted, FDA’s review of the application may take up to 6 months. If the submission is made before mid-2014, and approved by FDA, the relaunch could occur by years end, otherwise, the relaunch would move to sometime 2015.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

5.	Meda License, Development and Supply Agreements (continued):

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

At the inception of the Endo arrangement, the Company determined that the Endo Agreement is a multi-deliverable arrangement with three deliverables: (1) the license rights related to BEMA® Buprenorphine, (2) services related to obtaining

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

6.	Endo License and Development Agreement (continued):

enhanced intellectual property rights through the issuance of a particular patent and (3) clinical development services. The Company concluded that the license delivered to Endo at the inception of the Endo Agreement has stand-alone value because Endo obtained, at the inception of the Endo Agreement, all of the rights and knowledge necessary to fully exploit its license without the Company’s further involvement. It was also determined that there was a fourth deliverable, the provision of clinical trial material (“CTM”). The amounts involved are, however, immaterial and delivered in essentially the same time frame as the clinical development services. Accordingly, the Company has not separately accounted for the CTM deliverable, but considers it part of the clinical development services deliverable.

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

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. The Company estimates that such clinical development services will extend into the first half of 2015. Based on the estimated proportion of those services performed through December 31, 2013, $5.2 million was recognized as revenue in fiscal year 2012 and $6.3 million was recognized as revenue in fiscal year 2013. As a result, $2.9 million remains deferred at December 31, 2013.

The Company analyzed the milestone payments noted above to determine if such milestones are substantive. This determination included an analysis of the Company’s performance to achieve each milestone, the enhancement of value of the delivered items, the timing of performance related to the milestone, and the reasonability of the milestone relative to all the deliverables and payment terms. The Company concluded that each of the milestones is substantive.

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

On February 16, 2012, the Company announced that the U.S. Patent and Trademark Office issued a Notice of Allowance regarding its patent application (No. 13/184306), which patent will extend the exclusivity of the BEMA® drug delivery technology for the Company’s BEMA® Buprenorphine and BUNAVAILTM product candidates from 2020 to 2027. On April 17, 2012, the Company announced that this patent was granted. As a result, pursuant to the Endo Agreement, the Company received a milestone payment from Endo in the amount of $15 million in May 2012. As discussed above, this milestone had been evaluated to be a substantive milestone, and therefore was recognized as revenue when the milestone was received.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

6.	Endo License and Development Agreement (continued):

On January 23, 2014, the Company announced positive top-line results from its pivotal Phase 3 efficacy study of BEMA® Buprenorphine in opioid-“naive” subjects. The locking of the database for the opioid naive study has triggered a $10 million milestone payment from Endo per the Company’s licensing agreement that was received during February, 2014.

7.	Arcion License Agreement:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

7.	Arcion License Agreement (continued):

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

In conjunction with this transaction, the March 2013 payment to Arcion of $2.1 million in unregistered Common Stock was for in-process research and development and has been recorded as research and development expense in the consolidated statement of operations for the year ended December 31, 2013.

8.	Other license agreements and acquired product rights:

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

TTY License and Supply Agreement

On October 7, 2010, the Company announced a license and supply agreement with TTY for the exclusive rights to develop and commercialize BEMA® Fentanyl in the Republic of China, Taiwan. The agreement results in potential milestone payments to the Company of up to $1.3 million, which includes an upfront payment of $0.3 million that was received in 2010. In addition, the Company will receive an ongoing royalty based on net sales. TTY will be responsible for the regulatory filing of BEMA® Fentanyl in Taiwan as well as future commercialization in that territory. The term of the agreement with TTY is for the period from October 4, 2010 until the date fifteen (15) years after first commercial sale unless the agreement is extended in writing or earlier terminated as provided for in the agreement.

On November 7, 2011, the Company announced that TTY had submitted a New Drug Application (“NDA”) for marketing authorization of BEMA® Fentanyl to the Taiwan Food and Drug Administration. This triggered a milestone payment to the Company of approximately $0.3 million, which was received November 2011 and recorded as contract revenue in the accompanying consolidated statements of operations for the year ended December 31, 2011.

On July 29, 2013, the Company announced the regulatory approval of BEMA® Fentanyl in Taiwan, where the product will be marketed under the brand name PAINKYL™. The approval in Taiwan resulted in a milestone payment of $0.3 million to the Company, which was received in the third quarter 2013, and recorded as contract revenue in the accompanying consolidated statement of operations for the year ended December 31, 2013.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

8.	Other license agreements and acquired product rights (continued):

Agreement with Tolmar to Purchase BEMA® Rights

In September 2007, the Company purchased all North American (U.S., Canada and Mexico) assets related to the BEMA® drug delivery technology from TOLMAR Therapeutics, Inc (“Tolmar”) for $7 million, consisting of $3 million in cash and a promissory note of $4 million, $2 million of which was paid in July 2009 following approval of ONSOLIS® in the U.S., and $2 million of which is due within thirty (30) days of the end of the calendar quarter during which cumulative net sales of BEMA®-based products reach $30 million. To secure the Company’s obligation to pay the remaining $2 million amount when due, Tolmar was granted a security interest in the North American BEMA® assets, subject to a license of those assets from Tolmar to us for North America that would be granted to us on the original license terms upon any exercise of rights under such security interest.

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

9.	MidCap Secured Loan Facility:

On July 5, 2013, the Company, Arius One and Arius Two (the “Borrowers”) entered into a $20 million secured loan facility (the “Loan Transaction” and such loan, the “Loan”) with MidCap as agent and lender pursuant to the terms and conditions of the Credit Agreement. The Company received net proceeds in the aggregate amount of $19.8 million and will use the Loan proceeds for general corporate purposes or other activities of the Borrower permitted under the Credit Agreement.

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

The Loan has a term of 36 months with interest only payments until February 1, 2014. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at December 31, 2013). Upon execution of the Credit Agreement, the Company paid to MidCap a closing fee of 0.5% of the aggregate Loan amount. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 3.5% of the aggregate Loan amount. The 3.5% exit fee has been recorded as deferred loan costs, the current portion of which is included in prepaid expenses and other current assets and the long-term portion in other assets. Additionally, the liability associated with the exit fee has been recorded in other long-term liability in the accompanying 2013 consodilated balance sheet. The assets associated with this exit fee are accreted to interest expense through the maturity of the Midcap Loan. In addition, the Company may prepay all or any portion of the Loan at any time subject to a prepayment premium of: (i) 5% of the Loan amount prepaid in the first year of the Loan and (ii) 3% of the Loan amount prepaid in each year thereafter. In addition, if the Company receives the second of two anticipated database lock milestone payments (the “Database Lock Payments”) from Endo in connection with the Endo Agreement, the

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

9.	MidCap Secured Loan Facility (continued):

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

The Credit Agreement provides that events of default include: (i) failure to make payment of principal or interest on the Loan when required, (ii) failure to perform obligations under the Credit Agreement and related documents, (iii) defaults in other indebtedness and breaches of material agreements of the Borrowers, (iv) if any Borrower shall generally not pay its debts as such debts become due and similar insolvency matters, (v) material adverse changes to the Borrowers (subject to a 10-day notice and cure period), (vi) if the Company ceases to be a publicly-listed and reporting company, (vii) failure to receive the Database Lock Payments by June 30, 2014, and (viii) certain other events, including certain adverse actions taken by the Food and Drug Administration or other governmental authorities. Upon an event of default, the Borrower’s obligations under the Credit Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the Borrower’s obligations under the Credit Agreement will bear interest at a rate equal to the lesser of: (i) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default and (ii) the maximum rate allowable under law. The balance of the secured loan facility due to MidCap as of December 31, 2013 is $20 million, and is recorded in the accompanying consolidated 2013 balance sheet, net of unamortized discount of $0.8 million.

The following table represents future maturities of the MidCap obligation as of December 31, 2013:

Years ending December 31,
2014	$7,333,333
2015	8,000,000
2016	4,666,667
Total maturities	20,000,000

Unamortized discount	(821,961)

Total Midcap obligation	$19,178,039

10.	Derivative Financial Instruments:

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s Common Stock, are classified as liabilities when either: (a) the holder

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

10.	Derivative Financial Instruments (continued):

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

The following tabular presentation reflects the components of derivative financial instruments as of December 31, 2013, 2012 and 2011.

	2013	2012	2011

Derivative gain (loss) in the accompanying statements of operations is related to the individual derivatives as follows:

Free standing warrants assets, related party	$(50,300)	$(338,500)	$(910,231)
Free standing warrants liabilities	171,528	(5,255,652)	4,373,684

	$121,228	$(5,594,152)	$3,463,453

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012, respectively:

	2013				2012
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative asset, warrant	$—	$—	$—	$—	$—	$50,300	$—	$50,300
Liabilities
Derivative liabilities	$—	$4,315,183	$—	$4,315,183	$—	$4,497,977	$—	$4,497,977

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant observable inputs (Level 2). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 2 as of December 31, 2012 and 2013.

Fair Value Measurements Using Significant Observable Inputs (Level 2)

	Value of Warrants	Number of Warrants
Assets:
Warrant asset as of January 1, 2012	$388,540	2,000,000
Decrease in fair value of warrants	(338,240)	—

Warrant asset as of December 31, 2012	$50,300	2,000,000

Decrease in fair value of warrants	(50,300)	(2,000,000)

Warrant asset as of December 31, 2013	$—	—

Liabilities:
Warrant liability as of January 1, 2012	$279,302	3,246,301
Decrease due to exercise of warrants	(1,037,237)	(236,865)
Expiration of warrants	—	(1,000,000)
Increase in fair value of warrants	5,255,912	—

Warrant liability as of December 31, 2012	$4,497,977	2,009,436

Decrease due to exercise of warrants	(11,266)	(10,000)
Decrease in fair value of warrants	(171,528)	—

Warrant liability as of December 31, 2013	$4,315,183	1,999,436

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

11.	Income taxes:

The Company had income tax expense in 2012 of $0.1 million. The Company did not record income tax expense in 2013 or 2011 as the Company had incurred net operating losses. The Company has recognized valuation allowances for all deferred tax assets for years ending 2013, 2012 and 2011. Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	3.45	3.45	3.45
Permanent differences-derivative loss (gain)	0.11	110.51	7.02
Permanent differences-other	(1.07)	44.12	(2.76)
Research and development (“R&D”) credit	4.91	(129.12)	2.92
Other	0.64	(30.89)	(6.63)
Valuation allowance	(42.04)	(24.82)	(38.00)

	0.00%	7.25%	0.00%

The tax effects of temporary differences and net operating losses that give rise to significant components of deferred tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2013	2012
Deferred revenue	$1,576,186	$4,010,493
Basis difference in equipment	(890,387)	(926,735)
Basis difference in intangibles	(501,709)	(618,403)
Accrued liabilities and other	418,300	263,364
R&D credit	10,366,432	8,720,314
Stock options	2,199,794	1,557,756
Net operating loss carry-forward (NOL)	40,494,523	16,575,544

	53,663,139	29,582,333

Less: valuation allowance	(53,663,139)	(29,582,333)

	$—	$—

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

The Company has a federal net operating loss (“NOLs”) of approximately $109 million as of December 31, 2013. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to May 16, 2006 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $1.5 million per year. The Company’s State NOLS are approximately $100 million as of December 31, 2013. These loss carryforwards expire principally beginning in 2020 through 2026 for federal and 2028 for state purposes.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

12.	Stockholders’ equity:

Common Stock

On March 11, 2011, the Company closed a private placement financing, issuance and sale of Common Stock. The final amount of Common Stock issued in the offering was an aggregate of 4,807,693 shares of Common Stock.

On December 3, 2012, the Company closed a registered direct offering, issuance and sale of Common Stock. The final amount of Common Stock issued in the offering was an aggregate of 6,791,887 shares of Common Stock.

In November 2013, the Company filed a shelf registration statement which registered up to $75 million of the Company’s securities for potential future issuance, and such registration statement was declared effective on December 18, 2013. In January 2014, the Company pulled from the shelf registration 658,489 shares of common stock for approximate proceeds of $4 million.

Preferred Stock

The Company had authorized five million “blank check” shares of $.001 par value convertible preferred stock. On December 3, 2012, the Company closed a registered direct offering, issuance and sale of Series A Preferred. The final amount of Series Preferred issued in the offering was an aggregate of 2,709,300 shares of Series A Preferred. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A Preferred will receive a payment equal to $.001 per share of Series A Preferred before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock hereafter created specifically ranking by its terms senior to the Series A Preferred, the holders of Series A Preferred will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of our capital stock hereafter created that participates with the common stock in such distributions. At December 31, 2013, 2,709,300 shares of Series A Preferred were outstanding and 2,290,700 shares of “blank check” preferred stock remain authorized but undesignated.

Restricted Stock Units:

During the year ended December 31, 2012, a total of 57,500 RSUs were issued to independent directors pursuant to the Company’s 2011 Equity Incentive Plan and fully vested September 14, 2012. The expense related to the issuance of these RSUs was approximately $0.3 million in 2012 and was recorded in general and administrative expense in the consolidated statement of operations.

During the year ended December 31, 2013, a total of 1,078,336 RSUs with a fair market value of approximately $4.5 million were granted to members of the Company’s senior management. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years. This grant was in lieu of the 2012 annual option grant typically given to senior management in order to bring the percentage ownership of senior management in line with the senior management of companies in the Company’s peer group.

In addition, in June 2013, the Company issued 3,125 RSUs with a fair value of $0.01 million to a new board member, which vested immediately. The Company also issued in August 2013, a total of 118,853 RSUs to board members with a fair value of approximately $0.6 million, of which 63,853 RSUs vested immediately and the remaining 55,000 vest in August 2014.

Performance Long Term Incentive Plan

In December 2012, the Company approved the BDSI Performance Long Term Incentive Plan (“LTIP”). The LTIP is designed as an incentive for the Company’s senior management to generate revenue for the Company.

The LTIP consists of Restricted Stock Units (as defined under the Company’s 2011 Equity Incentive Plan, and which is referred to as Performance RSUs) which are rights to acquire shares of the Company’s common stock. All Performance RSUs granted under the LTIP will be granted under the Company’s 2011 Equity Incentive Plan (as the same may be amended, supplemented or superseded from time to time) as “Performance Compensation Awards” under such plan. The participants in the LTIP are either named executive officers or senior officers of the Company.

The term of the LTIP began with the Company’s fiscal year ended December 31, 2012 and lasts through the fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (with 100,000 Performance RSUs being reserved for future hires). The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of revenue by our company, as reported in our Annual Report on Form 10-K. A total of 8,968 RSUs vested, subject to performance criteria, during the year ended December 31, 2013. The expense related to the issuance of these RSUs

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

12.	Stockholders’ equity (continued):

was approximately $0.03 million in 2012 and $0.9 million in 2013, and was recorded in general and administrative expense in the consolidated statement of operations. The fair value of RSUs is determined using actual market prices of the Common Stock and the number of shares expected to vest.

Stock options:

The Company has a 2011 Equity Incentive Plan, which was approved by stockholders in July 2011 and covers a total of 4,200,000 shares of Common Stock. An additional 3,192,596 shares of Common Stock underlying options previously granted under the Company’s Amended and Restated 2001 Incentive Plan remain outstanding and exercisable. The Company’s Amended and Restated 2001 Incentive Plan expired in July 2011 and no new securities may be issued thereunder. Options may be awarded during the ten-year term of the 2011 Equity Incentive Plan to Company employees, directors, consultants and other affiliates.

Stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2011	4,311,539	$3.65
Granted in 2011:
Officers and Directors	209,619	$3.44
Others	238,918	3.41
Exercised	(129,888)	2.69
Forfeitures	(76,937)	3.09

Outstanding at December 31, 2011	4,553,251	$3.66	$—

Granted in 2012:
Officers and Directors	281,174	$2.36
Others	485,540	2.80
Exercised	(789,305)	2.60
Forfeitures	(250,741)	3.26

Outstanding at December 31, 2012	4,279,919	$3.70	$4,572,205

Granted in 2013:
Officers and Directors	55,659	$5.39
Others	223,135	4.47
Exercised	(115,667)	3.25
Forfeitures	(250,119)	2.89

Outstanding at December 31, 2013	4,192,927	$3.82	$9,145,780

Options outstanding at December 31, 2013 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	3,230,768	5.48	$3.10
$5.01 – 10.00	962,159	4.02	$6.25

	4,192,927			$9,145,780

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

12.	Stockholders’ equity (continued):

Options exercisable at December 31, 2013 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	2,671,959	4.78	$3.03
$5.01 – 10.00	906,500	3.66	$6.30

	3,578,459			$7,759,365

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $3.28, $1.97 and $3.43, respectively. There were no options granted during the years ended December 31, 2013, 2012 or 2011 whose exercise price was lower than the estimated market price of the stock at the grant date.

Nonvested stock options as of December 31, 2013, and changes during the year then ended, are as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Nonvested at January 1, 2013	854,640
Granted	278,794
Vested	(342,538)
Forfeited	(176,428)

Nonvested at December 31, 2013	614,468	$2.59	$1,386,415

As of December 31, 2013, there was approximately $4.6 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed over the next six years.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

Warrants outstanding and exercisable at December 31, 2013 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – 5.00	2,356,792	1.44	$3.92	$4,640,492

The Company issued warrants to purchase 357,356 shares of Common Stock at a price of $4.20 in connection with a loan financing in July 2013 (note 9). The warrants had a fair value of approximately $1 million at the date of the grant.

Reclassification of derivative liability to equity:

During the year ended December 31, 2013, warrants by an investor were exercised to purchase 10,000 shares of Common Stock at $5.00 per share. Until the time of exercise, the aforementioned warrants were treated as a derivative liability. Upon exercise of the warrants, these amounts were reclassified to equity based on the fair value on the date of exercise.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

12.	Stockholders’ equity (continued):

During the year ended December 31, 2011, CDC IV, LLC (“CDC”) exercised warrants to purchase 601,120 shares of Common Stock for $2.91 per share. Until the time of exercise the warrants were treated as a derivative liability. Upon exercise of the warrants, these amounts were reclassified to equity based on the fair value on the date of exercise.

13.	Retirement plan:

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 90% of their eligible earnings, as limited by law. The Company makes a matching contribution equal to 100% on the first 5% of participant contributions to the plan. The Company made contributions of approximately $0.2 million in 2013 and $0.1 million in both 2012 and 2011.

14.	Commitments and contingencies:

Operating leases:

Since November 2007, the Company has leased space for their corporate offices. The lease expired in January 2013 and was amended for an additional 24 months. Lease expense for the corporate office was $0.1 million for years ended December 31, 2013 and 2012, respectively.

The future minimum commitment on the remaining operating lease at December 31, 2013 is as follows:

Years ending December 31,
2014	$118,665
2015	29,806

$148,471

Indemnifications:

The Company’s directors and officers are indemnified against costs and expenses related to stockholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. No events have occurred as of December 31, 2013 which would trigger any liability under the agreement.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

14.	Commitments and contingencies (continued):

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

The difference between these two calculations resulted in a $1.1 million overpayment by the Company which was recorded as a prepayment. As a result, the Company did not pay any of the quarterly royalty payments, including any 2011 payments due to CDC/Athyrium until the December 31, 2011 royalty calculation, which the Company paid during the first quarter of 2012.

Litigation Related To ONSOLIS®

On November 2, 2010, MonoSol Rx, LLC (“MonoSol”) filed an action against the Company and its commercial partners for ONSOLIS® in the Federal District Court of New Jersey (“DNJ”) for alleged patent infringement and false marking. The Company was formally served in this matter on January 19, 2011. MonoSol claims that the Company’s manufacturing process for ONSOLIS®, which has never been disclosed publicly and which the Company and its partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588) (the “ ‘588 Patent”). Of note, the BEMA® technology itself is not at issue in the case, nor is BEMA® Buprenorphine or BUNAVAIL™, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol is seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

The Company strongly refutes as without merit MonoSol’s assertion of patent infringement, which relates to its confidential, proprietary manufacturing process for ONSOLIS®. On February 23, 2011, the Company filed its initial answer in this case. In the Company’s answer, the Company stated its position that their products, methods and/or components do not infringe MonoSol’s ‘588 Patent because they do not meet the limitations of any valid claim of such patent. Moreover, in the Company’s answer, the Company stated its position that MonoSol’s ‘588 Patent is actually invalid and unenforceable for failure to comply with one or more of the requirements of applicable U.S. patent law.

On September 12, 2011, the Company filed a request for inter partes reexamination in the United States Patent and Trademark Office (“USPTO”) of MonoSol’s ‘588 Patent demonstrating that all claims of such patent were anticipated by or obvious in the light of prior art references, including several prior art references not previously considered by the USPTO, and thus invalid. On September 16, 2011, the Company filed in court a motion for stay pending the outcome of the reexamination proceedings, which subsequently was granted due to the results of the USPTO proceedings as described below.

On November 28, 2011, the Company announced that it was informed by the USPTO that it had rejected all 191 claims of MonoSol’s ‘588 Patent. On January 20, 2012, the Company filed requests for reexamination before the USPTO of MonoSol’s US patent No 7,357,891 (the “‘891 Patent”), and No 7,425,292 (the “‘292 Patent”), the two additional patents asserted by MonoSol, demonstrating that all claims of those two patents were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus invalid.

In February and March 2012, respectively, the USPTO granted the requests for reexamination we filed with respect to MonoSol’s ‘292 and ‘891 Patents. In its initial office action in each, the USPTO rejected every claim in each patent. Based on the action of the USPTO on these three patent reexaminations, the court in the Company’s case with MonoSol conducted a status conference on March 7, 2012, at which it granted the Company’s motion to stay the case pending final outcome of the reexamination proceedings in the USPTO.

As expected, in the ‘891 Patent and ‘292 Patent Ex Parte Reexamination proceedings, MonoSol amended the claims several times and made multiple declarations and arguments in an attempt to overcome the rejections made by the USPTO. These amendments, declarations and other statements regarding the claim language significantly narrowed the scope of their claims in these two patents. In the case of the ‘891 Patent, not one of the original claims survived reexamination and five separate amendments were filed confirming the Company’s position that the patent was invalid. Additionally, the Company believes that arguments and admissions made by MonoSol prevent it from seeking a broader construction during any subsequent litigation by employing arguments or taking positions that contradict those made during prosecution.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

14.	Commitments and contingencies (continued):

A Reexamination Certificate for MonoSol’s ‘891 Patent in its amended form was issued August 21, 2012 (Reexamined Patent No. 7,357,891C1 or the ‘891C1 Patent). A Reexamination Certificate for MonoSol’s ‘292 Patent in its amended form was issued on July 3, 2012 (Reexamined Patent No. 7,425,292C1 or the ‘292C1 Patent). These actions by the USPTO confirm the invalidity of the original patents and through the narrowing of the claims in the reissued patents strengthens the Company’s original assertion that its products and technologies do not infringe on MonoSol’s original patents.

Inter partes reviews, a new USPTO process to review the patentability of one or more claims of patents, was enacted in September, 2012. As such, on June 12, 2013, despite the Company’s previously noted success in the prior ex parte reexaminations for the ’292 and ’891 Patents, the Company availed ourselves of this new process and filed requests for inter partes reviews on the narrowed yet reexamined patents, the ‘292C1 and ‘891C1 Patents, to challenge their validity and continue to strengthen its position. This inter partes review process allows the Company to actively participate in the reviews and address any of MonoSol’s arguments and representations made during the review process, which heightens the Company’s ability to invalidate these patents. On November 13, 2013, the USPTO decided not to institute the two inter partes reviews for the ‘891C1 and ‘292C1 Patents. The USPTO’s decision was purely on statutory grounds and based on a technicality (in that the IPRs were not filed within what the UPSTO determined to be the statutory period) rather than substantive grounds. Thus, even though the inter partes reviews were not instituted, the USPTO decision preserves the Company’s right to raise the same arguments at a later time (e.g., during litigation). Regardless, the Company’s assertion that its products and technologies do not infringe the original ‘292 and ‘891 Patents and, now, the reexamined ‘891C1 and ‘292C1 Patents remains the same.

Importantly, in the case of MonoSol’s ‘588 Patent, the USPTO on July 20, 2012 issued a second Office Action closing prosecution and rejecting for a second time all claims as anticipated or obvious. It also rejected the amended claims proposed by MonoSol as unclear and lacking support. Then, on January 23, 2013, the USPTO issued a Right of Appeal Notice, rejecting all claims of the ‘588 Patent and closing reexamination proceedings. This action confirms that all claims of this patent are also invalid, but unlike ‘292 and ‘891, the USPTO has not found that any amended or narrower claims should be granted. On February 22, 2013, MonoSol filed both a Notice of Appeal to the Board of Patent Appeals and Interferences and a Request for Continuing Examination of the ‘588 Patent. On March 12, 2013, the Company filed a petition requesting the USPTO to deny MonoSol’s February 22, 2013 Request to Continue Examination and to allow the proceedings to go to an appeal. Subsequently, on July 3, 2013, the USPTO denied MonoSol’s February 22, 2013 Request to Continue Examination. After reviewing MonoSol’s Appeal Brief (filed June 24, 2013) and the Company’s Respondent’s Brief (filed July 24, 2013), the USPTO formally initiated the appeals process with the Examiner’s Answer on August 8, 2013, which affirmed the rejection of all the claims in the ‘588 Patent. An oral hearing for the appeal, in which both parties will have an opportunity to make arguments before the Patent Trial & Appeal Board (“PTAB”) has been scheduled for March 26, 2014.

Based on the Company’s original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the USPTO, the Company remains very confident in its original stated position regarding this matter. Thus far, the Company has proven that the “original” ‘292 and ‘891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, ‘588, has had all claims rejected and appears to have had a similar fate. Importantly, the Company will continue to defend this case vigorously, and anticipates that MonoSol’s claims against the Company will ultimately be rejected.

Litigation Related To BUNAVAIL™

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol (collectively, the “RB Plaintiffs”) filed an action against the Company relating to its BUNAVAIL™ product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL™ is a proposed treatment for opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL™, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832) (the “‘832 Patent”). The Company believes this is another anticompetitive attempt by the RB Plaintiffs to distract the Company’s efforts from commercializing BUNAVAIL™.

The Company believes that this action is in response to a 2013 decision wherein the FDA recently ruled in favor of the Company’s position in two Citizen Petitions filed by the RB Plaintiffs that sought to prevent the FDA from accepting and filing the Company’s NDA for BUNAVAIL™. The two Citizen Petitions, filed on December 2, 2011 and August 13, 2013, respectively, included requests that the FDA refuse to accept for filing any NDAs submitted using the 505 (b)(2) regulatory pathway for buprenorphine/naloxone products consisting of a polymer film for application to the buccal mucosal membranes (such as BUNAVAIL™), unless such application references the NDA for Suboxone® (buprenorphine/naloxone) sublingual film (and not the Suboxone® sublingual tablet NDA). Suboxone® is an approved product for opioid dependence. The requirement to reference the Suboxone® film formulation, which is under patent exclusivity with Orange Book-listed patents, including the ‘832 Patent, was aimed at delaying the eventual approval of BUNAVAIL™. FDA did not agree with these arguments and in its decision on September 18, 2013, it denied the requests and subsequently, accepted and filed the BUNAVAIL™ NDA.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

14.	Commitments and contingencies (continued):

The Company believes that the RB Plaintiff’s claim of patent infringement has no more validity than the recently rejected Citizen Petitions, but is being used as another anticompetitive attempt to distract the Company in our efforts toward commercializing BUNAVAIL™. We look forward to the FDA’s review of the BUNAVAIL™ NDA as it moves toward the June 7, 2014 Prescription Drug User Fee Act (“PDUFA”) date when we expect a response from FDA on our NDA for BUNAVAIL™. In the meantime, the Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit.

On December 13, 2013, the Company filed a motion to dismiss RB Plaintiff’s suit based on insufficient pleadings and lack of standing. In response, RB Plaintiffs filed its opposition to the Company’s motion to dismiss on January 22, 2014. The Company filed its reply to RB’s opposition to the Company’s motion to dismiss on February 10, 2014.

On January 15, 2014, the Company filed a request for inter partes review in the USPTO of the ‘832 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. On January 31, 2014, the Company filed in Court a motion for stay pending the outcome of the inter partes review proceedings.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$1,622	$2,764	$2,997	$3,973
Gross profit	1,247	2,074	2,354	3,599

Loss from operations	(13,712)	(13,808)	(17,083)	(11,799)

Net loss	(12,723)	(13,415)	(18,486)	(12,770)

Basic loss per share	(0.34)	(0.35)	(0.49)	(0.33)

Diluted loss per share	(0.34)	(0.35)	(0.49)	(0.33)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$16,518	$16,298	$1,875	$19,851
Gross profit	16,143	15,923	1,500	19,066

Income (loss) from operations	8,565	7,148	(14,059)	5,408

Net income (loss)	6,751	3,783	(17,477)	8,596

Basic income (loss) per share	0.23	0.13	(0.58)	0.26

Diluted income (loss) per share	0.23	0.12	(0.58)	0.19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BioDelivery Sciences International, Inc.

Under date of March 14, 2014, we reported on the consolidated balance sheets of BioDelivery Sciences International Inc., and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2013, which are included in BioDelivery Sciences International Inc.’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II – Valuation and Qualifying Accounts and Reserves in BioDelivery Sciences International Inc.’s Annual Report on Form 10-K. This financial statement schedule is the responsibility of BioDelivery Sciences International Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, Schedule II - Valuation and Qualifying Accounts and Reserves, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 14, 2014

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2013, 2012 and 2011
	Balance at beginning of the period	Charged to income	Charged to other accounts	Balance at the end of the period
	(In millions)
Description
Valuation allowance for deferred tax assets
Year ended December 31, 2013:	$29.58	$—	$24.08	$53.66
Year ended December 31, 2012:	$30.13	$—	$(0.55)	$29.58
Year ended December 31, 2011:	$21.27	$—	$8.86	$30.13

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: March 14, 2014	By:	/S/ MARK A. SIRGO
	Name:	Mark A. Sirgo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Ernest R. De Paolantonio
	Name:	Ernest R. De Paolantonio
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ FRANCIS E. O’DONNELL, JR.	Executive Chairman and Director	March 14, 2014
Francis E. O’Donnell, Jr.

/S/ MARK A. SIRGO	President, Chief Executive Officer and Director	March 14, 2014
Mark A. Sirgo

/S/ WILLIAM B. STONE	Lead Director	March 14, 2014
William B. Stone

/S/ JOHN J. SHEA	Director	March 14, 2014
John J. Shea

/S/ WILLIAM S. POOLE	Director	March 14, 2014
William S. Poole

/S/ SAMUEL P. SEARS, JR.	Director	March 14, 2014
Samuel P. Sears, Jr.

/S/ THOMAS W. D’ALONZO	Director	March 14, 2014
Thomas W. D’Alonzo

S-1