Form 10-Q
period 2014-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2014-05-09
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 7, 2014, there were 48,458,361 shares of company Common Stock issued and 48,442,870 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,199,418	$23,175,809
Accounts receivable	2,531,429	2,794,040
Prepaid expenses and other current assets	703,426	630,657

Total current assets	91,434,273	26,600,506
Equipment, net	235,061	178,168
Idle equipment, net (note 1)	3,301,112	2,844,718
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	9,050,000
Accumulated amortization	(5,996,091)	(5,753,502)

Total other intangible assets	4,953,909	5,196,498
Other assets	392,112	470,535

Total assets	$103,031,467	$38,005,425

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$8,844,483	$10,415,981
Notes payable, current maturities	7,333,334	7,333,333
Deferred revenue, current (notes 3 and 4)	1,924,861	2,927,088
Derivative liabilities (note 8)	7,470,271	4,315,183

Total current liabilities	25,572,949	24,991,585
Notes payable, less current maturities	9,926,903	11,844,706
Deferred revenue, long-term	2,217,506	1,281,485
Other long-term liabilities	700,000	700,000

Total liabilities	38,417,358	38,817,776
Commitments and contingencies (note 10)	—	—
Stockholders’ equity (deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized in 2014 and 2013; 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock outstanding in 2014 and 2013	2,709	2,709
Common Stock, $.001 par value; 75,000,000 shares authorized in 2014 and 2013; 48,165,551 and 38,204,384 shares issued; 48,150,060 and 38,188,893 shares outstanding in 2014 and 2013, respectively	48,166	38,204
Additional paid-in capital	220,567,836	150,506,927
Treasury stock, at cost, 15,491 shares, 2014 and 2013	(47,183)	(47,183)
Accumulated deficit	(155,957,419)	(151,313,008)

Total stockholders’ equity (deficit)	64,614,109	(812,351)

Total liabilities and stockholders’ equity (deficit)	$103,031,467	$38,005,425

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product royalty revenues	$953,990	$—
Research and development reimbursements	8,451,979	—
Contract revenues	11,283,833	1,621,977

Total revenues:	20,689,802	1,621,977

Cost of product royalty revenues	725,597	375,000

Expenses:
Research and development	14,623,221	12,032,168
General and administrative	4,622,024	2,910,256
Related party general and administrative	6,000	16,500

Total expenses:	19,251,245	14,958,924

Income (loss) from operations	712,960	(13,711,947)
Interest (expense) income, net	(555,245)	72,510
Derivative (loss) gain	(4,825,458)	1,024,951
Other income (expense), net	23,332	(23,154)

Loss before taxes	(4,644,411)	(12,637,640)
Income tax expense	—	(85,000)

Net loss attributable to common stockholders	$(4,644,411)	$(12,722,640)

Basic and diluted loss per share	$(0.11)	$(0.34)

Weighted average common stock shares outstanding	44,035,288	37,511,326

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2014	2,709,300	$2,709	38,204,384	$38,204	$150,506,927	$(47,183)	$(151,313,008)	$(812,351)
Stock-based compensation	—	—	—	—	1,146,566	—	—	1,146,566
Restricted stock awards	—	—	363,893	364	(364)	—	—	—
Exercise of stock options	—	—	826,236	826	2,558,898	—	—	2,559,724
Exercise of warrants	—	—	515,000	515	2,574,486	—	—	2,575,001
Cashless exercise of warrants	—	—	97,549	98	(98)	—	—	—
Shares issued pursuant to registered direct offering, net	—	—	7,500,000	7,500	58,173,672	—	—	58,181,172
Shares issued pursuant to an at the market offering, net	—	—	658,489	659	3,855,042	—	—	3,855,701
Warrant derivative liability reclassified to equity	—	—	—	—	1,670,370	—	—	1,670,370
Short swing profit return	—	—	—	—	82,337	—	—	82,337
Net loss	—	—	—	—	—	—	(4,644,411)	(4,644,411)

Balances, March 31, 2014	2,709,300	$2,709	48,165,551	$48,166	$220,567,836	$(47,183)	$(155,957,419)	$64,614,109

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(4,644,411)	$(12,722,640)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	331,520	366,161
Accretion of debt discount	82,198	—
Derivative loss (gain)	4,825,458	(1,024,951)
Purchase of Arcion license	—	2,072,136
Stock-based compensation expense	1,146,566	584,166
Changes in assets and liabilities:
Accounts receivable	262,611	293,192
Prepaid expenses and other assets	(72,769)	(254,063)
Accounts payable and accrued expenses	(1,253,771)	(1,299,423)
Income tax payable	—	85,000
Deferred revenue	(66,206)	(1,621,977)

Net cash flows from operating activities	611,196	(13,522,399)

Investing activities:
Purchase of equipment	(841,522)	—

Net cash flows from investing activities	(841,522)	—

Financing activities:
Proceeds from sale of securities	62,036,873	—
Proceeds from exercise of stock options	2,559,724	—
Proceeds from exercise of common stock warrants	2,575,001	—
Payment of notes payable	(2,000,000)	—
Return of short swing profits	82,337	—

Net cash flows from financing activities	65,253,935	—

Net change in cash and cash equivalents	65,023,609	(13,522,399)
Cash and cash equivalents at beginning of period	23,175,809	63,189,307

Cash and cash equivalents at end of period	$88,199,418	$49,666,908

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

1.	Basis of presentation:

Overview:

The accompanying unaudited condensed consolidated financial statements of BioDelivery Sciences International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc., a Delaware corporation (“Arius One”), and Arius Two, Inc., a Delaware corporation (“Arius Two”), and its majority-owned, inactive subsidiary, Bioral Nutrient Delivery, LLC, a Delaware limited liability company (“BND”, together with Arius One and Arius Two, collectively, the “Company” or “we”, “us” or similar terminology) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 14, 2014 (the “2013 Annual Report”). The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all information and notes required by GAAP for complete financial statements.

The Company is a specialty pharmaceutical company that is leveraging its novel and proprietary patented drug delivery technologies to develop and commercialize, either on its own or in partnerships with third parties, new applications of proven therapeutics. The Company is focusing on developing products to meet unmet patient needs in the areas of pain management and addiction.

The Company’s pain franchise currently consists of four products, three of which utilize the patented BioErodible MucoAdhesive (“BEMA”) drug delivery technology, a thin film applied to the inner lining of the cheek. ONSOLIS® (fentanyl buccal soluble film) is approved in the U.S., Canada, E.U. (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant, adult patients with cancer. The commercial rights to ONSOLIS® are licensed to Meda AB (“Meda”) for all territories worldwide except for Taiwan (licensed to TTY Biopharm Co. Ltd. (“TTY”)) and South Korea (licensed to Kunwha Pharmaceutical Co., Ltd. (“Kunwha”)). The Company’s second pain product using the BEMA® technology, BEMA® Buprenorphine, is in Phase 3 clinical trials for the treatment of moderate to severe chronic pain and is licensed on a worldwide basis to Endo Health Solutions, Inc. (“Endo”). Additionally, in October 2013, the U.S. Food and Drug Administration (“FDA”) accepted the Company’s New Drug Application for BUNAVAIL™ (buprenorphine naloxone buccal film), a high dose formulation of buprenorphine in combination with naloxone for the maintenance treatment of opioid dependence. FDA’s decision on the BUNAVAIL™ New Drug Application (“NDA”) is due in June 2014. The Company’s fourth pain product in development is Clonidine Topical Gel for the treatment of painful diabetic neuropathy, which was licensed from Arcion Therapeutics, Inc. (“Arcion”) in March 2013.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2013 Annual Report.

BDSI® and BEMA® are registered trademarks of the Company. The BioDelivery Sciences logo and BUNAVAIL™ are trademarks owned by the Company. ONSOLIS® is a registered trademark of Meda Pharmaceuticals, Inc. BREAKYL™ is a trademark owned by Meda Pharma GmbH & Co. KG. PAINKYL™ is a trademark owned by TTY Biopharm. All other trademarks and tradenames are owned by their respective owners.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

1.	Basis of presentation (continued):

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

Due to the postponement of the U.S. re-launch of ONSOLIS® (note 3), related manufacturing equipment, net, totaling $2.8 million has been deemed idle, and has been reclassified to idle equipment, net in the accompanying condensed consolidated balance sheet as of March 31, 2014. During the three months ended March 31, 2014, $0.5 million of additions to idle equipment, net, is related to manufacturing equipment that will be used for the expected commercialization of BUNAVAIL™ that have not yet been placed into service. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment of this equipment during the three months ended March 31, 2014.

2.	Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of its worldwide license and development agreement with Meda regarding ONSOLIS® and revenue generated as a result of its January 2012 agreement with Endo regarding its BEMA® Buprenorphine product candidate. The Company intends to finance its research and development, commercialization and working capital needs from existing cash, royalty revenue, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

Significant new financing and operating sources during the three months ended March 31, 2014 consisted of:

•	approximately $58.2 million in net proceeds from certain institutional investors related to a definitive securities purchase agreement (see note 9);

•	approximately $3.9 million in net proceeds utilizing a universal shelf registration (see note 9);

•	approximately $11.2 million in contract revenue under the Endo agreement (see note 4);

•	approximately $8.5 million in research and development reimbursements under the Endo agreement;

•	approximately $0.3 million in net royalties under the Meda agreements;

•	approximately $2.6 million from the exercise of stock options; and

•	approximately $2.6 million from the exercise of warrants.

Significant new financing and operating sources during the year ended December 31, 2013 consisted of:

•	approximately $19.8 million in net proceeds from a secured loan facility from MidCap Financial SBIC, LP, as agent and lender (“MidCap”) (see note 7);

•	approximately $2.8 million in research and development reimbursements under the Endo agreement;

•	approximately $1.8 million in net royalties under the Meda agreements;

•	approximately $0.3 million in contract revenue from licensing and supply agreement (see note 6); and

•	approximately $0.4 million from the exercise of stock options and warrants.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

2.	Liquidity and management’s plans (continued):

In April 2014, a warrant holder exercised 283,871 shares of common stock underlying a warrant for proceeds to the Company of $1.4 million.

At March 31, 2014, the Company had cash and cash equivalents of approximately $88.2 million. The Company generated $0.6 million of cash from operations during the three months ended March 31, 2014. As of March 31, 2014, the Company had stockholders’ equity of $64.6 million, versus deficit of $(0.8) million at December 31, 2013. The Company’s existing cash, together with other expected cash inflows from other milestones and royalties, are anticipated to be sufficient to fully fund the Company’s operations through the second quarter of 2015.

Additional capital may be required to support commercialization activities for BUNAVAIL™, the clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of the Company’s agreement with Endo), the clinical development of Clonidine Topical Gel for painful diabetic neuropathy, the reformulation project for and anticipated commercial relaunch of ONSOLIS® and for general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. There can be no assurance that additional funding, when and if required, will be available at commercially available terms, if at all.

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

The Company determined that upon inception of both the U.S. and EU Meda arrangements, all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue, which included $5.0 million in milestones received during the year ended December 31, 2012. At March 31, 2014, there was remaining deferred revenue of $1.2 million which was related to the Meda research and development services. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferred revenue accordingly on a quarterly basis.

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. The Company earned $1.0 million in product royalty revenue for the three months ended March 31, 2014. No such revenue was reported for the corresponding period of 2013. The Company has incurred cost of product royalty revenue of approximately $0.7 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively, which included minimum royalty expenses that the Company is obligated to pay CDC IV, LLC (“CDC”) and NB Athyrium LLC (“Athyrium”) regardless of actual sales.

Upon delivery of the license to Meda, the Company determined that each of the undelivered obligations had stand-alone value to Meda as these post-commercialization services encompass additional clinical trials on different patient groups but do not require further product development and these services and product supply obligations can be provided by third-party providers available to Meda. The Company also obtained third-party evidence of fair value for the other research and development services and other service obligations, based on hourly rates billed by unrelated third-party providers for similar services contracted by the Company. The Company has obtained third-party evidence of fair value of the product supply deliverable based on the outsourced contract manufacturing cost charged to the Company from the third-party supplier of the product. The arrangements do not contain any general rights of return. Therefore, the remaining deliverables to the arrangements have been accounted for as three separate units of accounting to include (1) product supply, (2) research and development services for the ONSOLIS® product and (3) the combined requirements related to the remaining other service-related obligations due Meda to include participation in committees and certain other specified services. The estimated portion of the upfront payments of approximately $1.1 million (under the Meda U.S.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

3.	Meda License, Development and Supply Agreements (continued):

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

The source of microcrystal formation and the potential for fading of the product was found to be specific to a buffer used in the manufacturing process for ONSOLIS®. ONSOLIS® has been reformulated and the Company’s believes the appearance issues have been resolved. Meda, the Company’s commercial partner, is working to determine the content and timing of the submission to FDA. Once submitted, FDA’s review of the application may take up to 6 months. If the submission is made before mid-2014, and approved by FDA, the relaunch could occur by the end of 2014; otherwise, the relaunch would move to sometime in 2015.

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

On September 13, 2012, the Company executed a Manufacturing, Supply, and License Agreement, effective April 26, 2012, with Lohmann Therapie-Systeme AG (“LTS”), under which LTS will manufacture and supply the Company its BREAKYL™ product for distribution outside of the U.S. and Canada. The Company is required to supply the BREAKYL™ product to Meda, Kunwha and TTY pursuant to its obligations under certain license and supply agreements under which Meda, Kunwha, and TTY develop and commercialize the BREAKYL™ product. In conjunction with the agreement, LTS has waived all royalties on products that they produce. This does not preclude royalties that the Company would owe to LTS if the Company produces BREAKYL™ with another company.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

4.	Endo License and Development Agreement (continued):

including a May 2012 receipt of $15 million upon issuance of a certain patent covering the product), (ii) clinical development (two milestones aggregating $20 million in potential milestone payments) and (iii) regulatory events (two milestones aggregating $40 million in potential milestone payments);

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

The portion of the upfront license fee allocated to the clinical development services deliverable ($14.4 million) is being recognized as those services are performed. The Company estimates that such clinical development services will extend into the first half of 2015. Based on the estimated proportion of those services performed through March 31, 2014, $5.2 million was recognized as revenue in fiscal year 2012, $6.3 million was recognized as revenue in fiscal year 2013 and $1.2 million was recognized as revenue during the three months ended March 31, 2014. As a result, $1.7 million remains deferred at March 31, 2014.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

4.	Endo License and Development Agreement (continued):

upon mutual written agreement, (iii) by either party upon a material default or breach of the Endo Agreement and such default or breach is not cured within a specified timeframe, (iv) the voluntary or involuntary bankruptcy of either party or (v) by the Company if Endo does not meet certain diligence obligations outside of the United States.

On February 16, 2012, the Company announced that the U.S. Patent and Trademark Office issued a Notice of Allowance regarding its patent application (No. 13/184306), which patent will extend the exclusivity of the BEMA® drug delivery technology for the Company’s BEMA® Buprenorphine and BUNAVAIL™ product candidates from 2020 to 2027. On April 17, 2012, the Company announced that this patent was granted. As a result, pursuant to the Endo Agreement, the Company received a milestone payment from Endo in the amount of $15 million in May 2012. As discussed above, this milestone had been evaluated to be a substantive milestone, and therefore was recognized as revenue when the milestone was received.

The remaining milestone payments are expected to be recognized as revenue as and if they are achieved, except that one milestone is contingently refundable for a period of time. Revenue related to such contingently refundable milestone is expected to be recognized as refund provisions as defined in the agreement expire. Sale threshold payments and sales-based royalties will be recognized as they accrue under the terms of the Endo Agreement.

The Company is reimbursed by Endo for certain contractor costs when these costs go beyond set thresholds as outlined in the Endo Agreement. Endo reimburses the Company for this spending at cost and the Company receives no mark-up or profit. The gross amount of these reimbursed research and development costs are reported as revenue in the accompanying consolidated statements of operations. The Company acts as a principal, has discretion to choose suppliers, bears credit risk and may perform part of the services required in the transactions. Therefore, these reimbursements are treated as revenue to the Company. The actual expenses creating the reimbursements are reflected as research and development expense.

Beginning in March 2014, total reimbursable contractor costs exceeded a set threshold, at which point all such expenses are to be borne at a rate of 50% by Endo and 50% by the Company. In connection with the Endo Agreement, Endo has continued to reimburse the Company for 100% of such costs, with 50% thereof to be taken as a credit against total potential future milestones of $50 million associated with achievement of certain regulatory events. During the three months ended March 31, 2014, the Company received $1.2 million of such prepayments, which have been recorded as deferred revenue, long term in the accompanying condensed consolidated 2014 balance sheet. During three months ended March 31, 2014, the Company recognized $8.5 million of reimbursable expenses related to its Endo agreement, which is recorded as revenue and shown as research and development reimbursements on the accompanying condensed consolidated statements of operations.

On January 23, 2014, the Company announced positive top-line results from its pivotal Phase 3 efficacy study of BEMA® Buprenorphine in opioid-“naive” subjects. The locking of the database for the opioid naive study has triggered a $10 million milestone payment from Endo per the Company’s licensing agreement. Such payment was received during February 2014 and has been recorded as contract revenue in the accompanying 2014 condensed consolidated statement of operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

5.	Arcion License Agreement (continued):

In addition, the Company shall pay Arcion $35 million in cash on initial FDA approval of an Arcion Product, unless: (i) the Company does not receive at least $70 million in FDA approval-related milestone payments from its US sublicensees (if any sublicenses are involved) with respect to the Arcion Product, in which case the Company shall pay Arcion a prorated amount between $17.5 million and $35 million based on the total amount of such milestone payments received by the Company and its affiliates from its sublicenses (if any sublicenses are involved); or (ii) the FDA requires or recommends the performance of a capsaicin challenge test as a precondition or precursor to the prescribing of the Arcion Product (as a condition of approval, a labeling requirement, or otherwise), in which case such milestone shall be reduced to $17.5 million, but the first and second sales threshold payments described above shall each be increased by $8 million.

All milestone payments due to Arcion under the Arcion Agreement are payable only once each.

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

In conjunction with this transaction, the March 2013 payment to Arcion of $2.1 million in unregistered Common Stock was for in-process research and development and has been recorded as research and development expense in the accompanying 2013 condensed consolidated statement of operations.

6.	Other License Agreements and Acquired Product Rights:

Kunwha License Agreement

In May 2010, the Company entered into a License and Supply Agreement (the “Kunwha License Agreement”) with Kunwha to develop, manufacture, sell and distribute the Company’s BEMA® Fentanyl product in the Republic of Korea (the “Kunwha Territory”). BEMA® Fentanyl is marketed as ONSOLIS® in North America. The Kunwha License Agreement is for a term beginning on May 26, 2010 until the expiration of the patents, or July 23, 2027, whichever is later.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

On July 29, 2013, the Company announced the regulatory approval of BEMA® Fentanyl in Taiwan, where the product will be marketed under the brand name PAINKYL™. The approval in Taiwan resulted in a milestone payment of $0.3 million to the Company, which was received in the third quarter 2013 and recorded as contract revenue in 2013.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

7.	MidCap Secured Loan Facility (continued):

with the exit fee has been recorded in other long-term liability in the accompanying condensed consolidated balance sheets. The assets associated with this exit fee are accreted to interest expense through the maturity of the Midcap Loan. In addition, the Company may prepay all or any portion of the Loan at any time subject to a prepayment premium of: (i) 5% of the Loan amount prepaid in the first year of the Loan and (ii) 3% of the Loan amount prepaid in each year thereafter. In addition, if the Company receives the second of two anticipated database lock milestone payments (the “Database Lock Payments”) from Endo in connection with the Endo Agreement, the Company may prepay 50% of the principal amount of the Loan then outstanding and, concurrently and at the Company’s election, either: (i) pay to MidCap a cash prepayment fee of 2% of the principal amount of the Loan and all obligations thereunder outstanding as of the date of prepayment or (ii) issue to MidCap a warrant (in a form substantially similar to the MidCap Warrant) to purchase shares of Common Stock equal to 2.0% of the prepayment amount, with the number of shares being calculated using the Black-Scholes pricing model.

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

The Credit Agreement provides that events of default include: (i) failure to make payment of principal or interest on the Loan when required, (ii) failure to perform obligations under the Credit Agreement and related documents, (iii) defaults in other indebtedness and breaches of material agreements of the Borrowers, (iv) if any Borrower shall generally not pay its debts as such debts become due and similar insolvency matters, (v) material adverse changes to the Borrowers (subject to a 10-day notice and cure period), (vi) if the Company ceases to be a publicly-listed and reporting company, (vii) failure to receive the Database Lock Payments by June 30, 2014, and (viii) certain other events, including certain adverse actions taken by the Food and Drug Administration or other governmental authorities. Upon an event of default, the Borrower’s obligations under the Credit Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the Borrower’s obligations under the Credit Agreement will bear interest at a rate equal to the lesser of: (i) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default or (ii) the maximum rate allowable under law. The balance of the secured loan facility due to MidCap as of March 31, 2014 is $17.3 million, and is recorded in the accompanying condensed consolidated March 31, 2014 balance sheet, net of unamortized discount of $0.7 million.

The following table represents future maturities of the MidCap obligation as of March 31, 2014:

Years ending March 31,
2014	$7,333,334
2015	8,000,000
2016	2,666,666

Total maturities	18,000,000
Unamortized discount	(739,763)

Total Midcap obligation	$17,260,237

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value
Measurements Using:
Liabilities
Derivative liabilities- free standing warrants	$—	$7,470,271	$—	$7,470,271	$—	$4,315,183	$—	$4,315,183

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using observable inputs (Level 2). The table reflects net gains and losses for all financial liabilities categorized as Level 2 as of March 31, 2014 and December 31, 2013.

	$	Number of Warrants
Liabilities:
Warrant liability as of December 31, 2013	$4,315,183	1,999,436
Decrease due to exercise of warrants	(1,670,370)	(515,000)
Increase in fair value of warrants	4,825,458	—

Warrant liability as of March 31, 2014	$7,470,271	1,484,436

The derivative (loss) gain recognized in the condensed consolidated statements of operations reflects to the change in fair value of these warrant liabilities.

9.	Stockholders’ Equity:

Stock-based compensation:

During the three months ended March 31, 2014, a total of 109,685 options to purchase Common Stock with an aggregate fair market value of approximately $0.6 million were granted to Company employees. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period. The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2014 follows:

Expected price volatility	76.23-78.05%
Risk-free interest rate	1.58%
Weighted average expected life in years	6 years
Dividend yield	—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

9.	Stockholders’ Equity (continued):

Option activity during the three months ended March 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,192,927	$3.82
Granted in 2014:
Officers and Directors	—	—
Others	109,685	7.63
Exercised	(826,236)	3.10
Forfeitures	—	—

Outstanding at March 31, 2014	3,476,376	$4.12	$15,034,087

Options outstanding at March 31, 2014 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	2,429,532	5.64	$3.13
$5.01 – 10.00	1,046,844	4.37	$6.42

	3,476,376			$15,034,087

Options exercisable at March 31, 2014 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	2,051,682	5.08	$3.01
$5.01 – 10.00	881,500	3.36	$6.33

	2,933,182			$12,998,927

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 was $5.13. There were no options granted during the three months ended March 31, 2014 whose exercise price was lower than the estimated market price of the stock at the grant date. A summary of the status of the Company’s non-vested stock options as of January 1, 2014, and changes during the three months ended March 31, 2014 is summarized as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2014	614,468
Granted	109,685
Vested	(180,959)
Forfeited	—

Nonvested at March 31, 2014	543,194	$3.29	$2,035,160

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

9.	Stockholders’ Equity (continued):

As of March 31, 2014, there was approximately $14.6 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2017.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrants outstanding at March 31, 2014, all of which are exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01 – 5.00	1,663,114	1.23	$3.56	$8,121,117

During the three months ended March 31, 2014, a total of 515,000 shares of Common Stock underlying warrants were exercised for proceeds to the Company of $2.6 million. Also during the three months ended March 31, 2014, there were 178,678 shares of Common Stock underlying a warrant exercised on a cashless basis, which resulted in a net exercise of 97,549 shares to the warrant holder.

Common Stock

In November 2013, the Company filed a shelf registration statement which registered up to $75 million of the Company’s securities for potential future issuance, and such registration statement was declared effective on December 18, 2013. Concurrently with the filing of such registration statement, the Company established an “at-the-market” offering program utilizing the universal shelf registration for up to $15 million of Common Stock. Cantor Fitzgerald & Co. is the placement agent for such offering program. In January 2014, the Company sold 658,489 shares of Common Stock under such offering program for approximate net proceeds of $3.9 million.

On February 7, 2014, the Company entered into a definitive Securities Purchase Agreement with certain institutional investors relating to a registered direct offering by the Company of 7,500,000 shares of the Company’s Common Stock, par value $.001 per share. The shares were sold at a price of $8.00 per share, yielding net offering proceeds of $58.2 million. The offering price per share was determined based on an approximately 3.1% discount to the closing price of the Common Stock on February 7, 2014.

During the three months ended March 31, 2014, Company employees, directors and affiliates exercised approximately 0.8 million stock options, with net proceeds to the Company of approximately $2.6 million.

Preferred Stock

The Company has authorized five million “blank check” shares of $.001 par value convertible preferred stock. At March 31, 2014, 2,709,300 shares of Series A Preferred were outstanding.

Restricted Stock Units:

During the three months ended March 31, 2014, a total of 997,500 restricted stock units (“RSUs”) were granted to members of the Company’s senior management, with a fair market value of approximately $8.8 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years.

Also during the three months ended March 31, 2014, a total of 359,446 RSUs that were previously granted to members of the Company’s senior management vested. Such vested RSUs had a fair market value of approximately $3.2 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

9.	Stockholders’ Equity (continued):

Performance Long Term Incentive Plan

In December 2012, the Company’s Board of Directors approved the BDSI Performance Long Term Incentive Plan (“LTIP”). The LTIP is designed as an incentive for the Company’s senior management to generate revenue for the Company.

The LTIP consists of RSUs (which are referred to in this context as Performance RSUs) which are rights to acquire shares of Common Stock. All Performance RSUs granted under the LTIP will be granted under the Company’s 2011 Equity Incentive Plan (as the same may be amended, supplemented or superseded from time to time) as “Performance Compensation Awards” under such plan. The participants in the LTIP are either named executive officers or senior officers of the Company.

The term of the LTIP began with the Company’s fiscal year ended December 31, 2012 and lasts through the fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (with 100,000 Performance RSUs being reserved for future hires). The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of revenue by the Company, as reported in our Annual Report on Form 10-K. During the three months ended March 31, 2014, a total of 4,447 RSUs vested, subject to performance criteria.

10.	Commitments and contingencies:

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

On March 26, 2014, the Company participated in an oral hearing for the appeal, in which both parties presented arguments before the Patent Trial & Appeal Board (“PTAB”). The Company is now awaiting a decision from the PTAB on MonoSol’s appeal of the USPTO’s rejection of all the claims of the ’588 Patent. On April 17, 2014, the PTAB issued a Decision on Appeal affirming the USPTO’s rejection (and confirming the invalidity) of all the claims of the ’588 Patent. MonoSol has one month from the PTAB Decision date to request a rehearing and two months from the PTAB Decision date to appeal the Decision to the Federal Court of Appeals.

Based on the Company’s original assertion that its proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the USPTO, the Company remains very confident in their original stated position regarding this matter. Thus far the Company has proven that the “original” ’292 and ’891 patents, in light of their reissuance with fewer and narrower claims, were indeed invalid and the third and final patent, ’588, has had all claims rejected and appears to have had a similar fate. Importantly, the Company will continue to defend this case vigorously, and anticipates that MonoSol’s claims against the Company will ultimately be rejected.

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

On January 31, 2014, the Company filed in Court a motion for stay pending the outcome of the inter partes review proceedings. The Court scheduled a hearing on the motion to dismiss and motion to stay had been scheduled for April 25, 2014. At the Court hearing, both the RB Plaintiffs and the Company had the opportunity to present arguments to the Court on the pending motions. The Company is presently awaiting a decision from the Court on the motions.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

11.	Subsequent events:

On April 3, 2014, the Company announced the enrollment of the first patient in the RHAPSODY Study, a Phase 3 clinical trial of the Company’s Clonidine Topical Gel product for the treatment of painful diabetic neuropathy.

On May 6, 2014, the Company announced the randomization of more than half of the planned number of patients required for its ongoing initial Phase 3 study of Clonidine Topical Gel, the Company’s proposed treatment for painful diabetic neuropathy (PDN). An interim analysis of the study, which will be based on the first 50% of patients entering the study, is now anticipated to occur in the third quarter of 2014.

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

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Product Royalty Revenues. We recognized $1.0 million in product royalty revenue during the three months ended March 31, 2014 under our license agreement with Meda. No such revenue was reported in the corresponding period of 2013. The product royalty revenues can be attributed to a percentage of net sales revenue of the ONSOLIS® product under our license agreement with Meda.

Research and Development Reimbursements. We recognized $8.5 million of reimbursable revenue related to our agreement with Endo during the three months ended March 31, 2014. There was no such reimbursable revenue in the corresponding period of 2013. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceeds $45 million, that are related to the Buprenorphine chronic pain program and reimbursable from Endo.

Contract Revenues. We recognized $11.3 million and $1.6 million in contract revenue during the three months ended March 31, 2014 and 2013, respectively, under our license agreement with Endo. We also recognized $0.05 million during each of the three months ended March 31, 2014 and 2013, in contract revenue related to previously deferred revenue under our license agreement with Meda. The increase in contract revenues during the three months ended March 31, 2014 can be attributed to the $10 million milestone payment received from Endo associated with a Phase III study database lock.

Cost of Product Royalty Revenues. We recognized $0.7 million and $0.4 million in cost of product royalties during the three months ended March 31, 2014 and 2013, respectively. Both periods include minimum quarterly payments to CDC.

Research and Development Expenses. During the three months ended March 31, 2014 and 2013, research and development expenses totaled $14.6 million and $12 million, respectively. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, which includes ONSOLIS®, BEMA® Buprenorphine for chronic pain and BUNAVAIL™ for the treatment of opioid dependence. We also began development activities for Topical Clonidine Gel for painful diabetic neuropathy. Research and development expenses generally include contractor services, compensation for scientific personnel and other costs directly related to the development and application of drug technologies. Research and Development expenses increased during the three months ended March 31, 2014 due to Buprenorphine Chronic Pain clinical trial expenses. The opioid experienced trial and long term safety study included more patients when compared to last year at this time due to expansion of both studies. However, it should be noted that approximately $8.5 million of this expense is reimbursable by Endo and such reimbursement have been recorded as revenue and shown as research and development reimbursements for the three months ended March 31, 2014.

General and Administrative Expenses, net. During the three months ended March 31, 2014 and 2013, general and administrative expenses totaled $4.6 million and $2.9 million, respectively. General and administrative costs include commercialization costs anticipating the BUNAVAIL™ launch, legal, accounting and management wages, and consulting and professional fees, travel costs, and stock compensation expenses. The increase in general and administrative expenses during the three months ended March 31, 2014 can be attributed to marketing and sales expense in preparation of a BUNAVAIL™ launch in the second half of 2014.

Interest (expense) income, net. During the three months ended March 31, 2014 we had net interest expense of $0.6 million, consisting of $0.4 million of scheduled interest payments and $0.2 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap, offset by interest income of $0.04 million. During the three months ended March 31, 2013, we had interest income, dividends and gains of $0.05 million.

Derivative (loss) gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the three months ended March 31, 2014, our stock price increased by $2.55. This is the largest component of the Black-Scholes change. As a result, our derivative liability also increased, resulting in a $4.8 million charge to income. During the three months ended March 31, 2013, our stock price decreased, and the volatility used in the calculation also decreased. As a result, our warrant liability decreased, resulting in a $1 million gain. This gain was partially offset by a $0.02 million loss from the cancellation in 2013 of 2 million previously owned Biovest options.

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements, revenue generated as a result of our worldwide license and development agreement with Meda regarding ONSOLIS® and revenue generated as a result of our January 2012 agreement with Endo regarding our BEMA® Buprenorphine product candidate. We intend to finance our research and development, commercialization and working capital needs from existing cash, royalty revenue, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

At March 31, 2014, we had cash and cash equivalents of approximately $88.2 million. We generated approximately $0.6 million of cash from operations during the three months ended March 31, 2014. As of March 31, 2014, we had stockholders’ equity of approximately $64.6 million versus a deficit of approximately $(0.8) million at December 31, 2013. We believe that our existing cash as of the date of this Quarterly Report, together with other expected cash inflows from other milestones and royalties, is sufficient to fully fund our planned level of operations through the second quarter of 2015.

Additional capital may be required to support our commercialization activities for BUNAVAIL™, or should BUNAVAIL™ not be approved, to fund any additional requirements the FDA may request prior to considering it for approval, clinical development programs for BEMA® Buprenorphine (the scale of which is being governed in large part by the requirements of our agreement with Endo), our clinical development of Clonidine Topical Gel for painful diabetic neuropathy, the reformulation project for and anticipated commercial relaunch of ONSOLIS® and for general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. There can be no assurance that additional funding, when and if required, will be available at commercially available terms, if at all.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$119,223	$119,223	$—	$—	$—
Employment agreements	1,224,347	1,224,347	—	—	—
Secured loan facility	18,000,000	7,333,334	10,666,666	—	—
Interest on secured loan facility	2,052,037	1,363,218	688,819	—	—
Minimum royalty expenses*	8,625,000	1,500,000	3,000,000	3,000,000	1,125,000

Total contractual cash obligations**	$30,020,607	$11,540,122	$14,355,485	$3,000,000	$1,125,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
**	Endo has worldwide rights to market, upon FDA approval, our BEMA® Buprenorphine product. Under our agreement with Endo, among other deliverables, we are required to conduct and pay for certain specific clinical trials and, in connection with such specific trials, provide clinical trial materials, as outlined in a mutually agreed development plan. The costs for such trials and materials will depend on the size and scope of the specified trials. The Endo agreement does not specify minimums in terms of the cost of the trials, but does provide for a cost sharing arrangement under which we will be responsible for a material amount of such costs, up to a certain threshold, whereupon Endo will be responsible for a significantly less amount of such costs (if any are incurred), up to second threshold amount, and thereafter, costs (if any are incurred) will be shared equally by us and Endo.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, product rights, and licenses, all of which are accounted for based on GAAP related to Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but is tested annually in December for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from eleven to thirteen years. Our carrying value of goodwill at March 31, 2014 was $2.715 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements or the underlying patents. Our carrying value of other amortizing intangible assets at March 31, 2014 was $5 million, net of accumulated amortization of $6 million. We begin amortizing capitalized intangibles on their date of acquisition.

Impairment Testing

Goodwill is tested for impairment annually in December or more frequently if impairment indicators are present. Our impairment test is performed at the reporting unit level. The FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The update allows us to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount, and is effective for fiscal years beginning after December 15, 2011. Should our qualitative impairment assessment not be conclusive, we perform a traditional two-step quantitative impairment test.

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

With regard to the impairment of long-lived assets other than goodwill (our other amortizing intangibles), impairment exists if the sum of the future estimated undiscounted cash flows related to the asset is less than the carrying amount of the intangible asset or to its related group of assets. In that circumstance, then an impairment charge is recorded for the excess of the carrying amount of the intangible over the estimated discounted future cash flows related to the asset.

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

There were no impairment charges during the three months ended March 31, 2014 or 2013.

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

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. We may from time to time have amounts on deposit in excess of the insured limits. As of March 31, 2014, we had approximately $88 million, which exceed these insured limits.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of any commercial launch of BUNAVAIL™) and royalty or milestone payments, if any, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2013 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Related To ONSOLIS®

On November 2, 2010, MonoSol filed an action against us and our commercial partners for ONSOLIS® in the Federal District Court of New Jersey (“DNJ”) for alleged patent infringement and false marking. We were formally served in this matter on January 19, 2011. MonoSol claims that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which we and our partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588) (the “’588 Patent”). Of note, the BEMA® technology itself is not at issue in the case, nor is BEMA® Buprenorphine or BUNAVAIL™, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol is seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

We strongly refute as without merit MonoSol’s assertion of patent infringement, which relates to our confidential, proprietary manufacturing process for ONSOLIS®. On February 23, 2011, we filed our initial answer in this case. In our answer, we stated our position that our products, methods and/or components do not infringe MonoSol’s ’588 Patent because they do not meet the limitations of any valid claim of such patent. Moreover, in our answer, we stated our position that MonoSol’s ’588 Patent is actually invalid and unenforceable for failure to comply with one or more of the requirements of applicable U.S. patent law.

On September 12, 2011, we filed a request for inter partes reexamination in the United States Patent and Trademark Office (“USPTO”) of MonoSol’s ’588 Patent demonstrating that all claims of such patent were anticipated by or obvious in the light of prior art references, including several prior art references not previously considered by the USPTO, and thus invalid. On September 16, 2011, we filed in court a motion for stay pending the outcome of the reexamination proceedings, which subsequently was granted due to the results of the USPTO proceedings as described below.

On November 28, 2011, we announced that we were informed by the USPTO that it had rejected all 191 claims of MonoSol’s ’588 Patent. On January 20, 2012, we filed requests for reexamination before the USPTO of MonoSol’s US patent No 7,357,891 (the “’891 Patent”), and No 7,425,292 (the “’292 Patent”), the two additional patents asserted by MonoSol, demonstrating that all claims of those two patents were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus invalid.

In February and March 2012, respectively, the USPTO granted the requests for reexamination we filed with respect to MonoSol’s ’292 and ’891 Patents. In its initial office action in each, the USPTO rejected every claim in each patent. Based on the action of the USPTO on these three patent reexaminations, the court in our case with MonoSol conducted a status conference on March 7, 2012, at which it granted our motion to stay the case pending final outcome of the reexamination proceedings in the USPTO.

As expected, in the ’891 Patent and ’292 Patent Ex Parte Reexamination proceedings, MonoSol amended the claims several times and made multiple declarations and arguments in an attempt to overcome the rejections made by the USPTO. These amendments, declarations and other statements regarding the claim language significantly narrowed the scope of their claims in these two patents. In the case of the ’891 Patent, not one of the original claims survived reexamination and five separate amendments were filed confirming our position that the patent was invalid. Additionally, we believe that arguments and admissions made by MonoSol prevent it from seeking a broader construction during any subsequent litigation by employing arguments or taking positions that contradict those made during prosecution.

A Reexamination Certificate for MonoSol’s ’891 Patent in its amended form was issued August 21, 2012 (Reexamined Patent No. 7,357,891C1 or the ’891C1 Patent). A Reexamination Certificate for MonoSol’s ’292 Patent in its amended form was issued on July 3, 2012 (Reexamined Patent No. 7,425,292C1 or the ’292C1 Patent). These actions by the USPTO confirm the invalidity of the original patents and through the narrowing of the claims in the reissued patents strengthens our original assertion that our products and technologies do not infringe on MonoSol’s original patents.

Inter partes reviews, a new USPTO process to review the patentability of one or more claims of patents, was enacted in September, 2012. As such, on June 12, 2013, despite our previously noted success in the prior ex parte reexaminations for the ’292 and ’891 Patents, we availed ourselves of this new process and filed requests for inter partes reviews on the narrowed yet reexamined patents, the ’292C1 and ’891C1 Patents, to challenge their validity and continue to strengthen our position. This inter partes review process allows us to actively participate in the reviews and address any of MonoSol’s arguments and representations made during the review process, which heightens our ability to invalidate these patents. On November 13, 2013, the USPTO decided not to institute the two inter partes reviews for the ’891C1 and ’292C1 Patents. The USPTO’s decision was purely on statutory grounds and based on a technicality (in that the IPRs were not filed within what the UPSTO determined to be the statutory period) rather than substantive grounds. Thus, even though the inter partes reviews were not instituted, the USPTO decision preserves our right to raise the same arguments at a later time (e.g., during litigation). Regardless, our assertion that our products and technologies do not infringe the original ’292 and ’891 Patents and, now, the reexamined ’891C1 and ’292C1 Patents remains the same.

Importantly, in the case of MonoSol’s ’588 Patent, the USPTO on July 20, 2012 issued a second Office Action closing prosecution and rejecting for a second time all claims as anticipated or obvious. It also rejected the amended claims proposed by MonoSol as unclear and lacking support. Then, on January 23, 2013, the USPTO issued a Right of Appeal Notice, rejecting all claims of the ’588 Patent and closing reexamination proceedings. This action confirms that all claims of this patent are also invalid, but unlike ’292 and ’891, the USPTO has not found that any amended or narrower claims should be granted. On February 22, 2013, MonoSol filed both a Notice of Appeal to the Board of Patent Appeals and Interferences and a Request for Continuing Examination of the ’588 Patent. On March 12, 2013, we filed a petition requesting the USPTO to deny MonoSol’s February 22, 2013 Request to Continue Examination and to allow the proceedings to go to an appeal. Subsequently, on July 3, 2013, the USPTO denied MonoSol’s February 22, 2013 Request to Continue Examination. After reviewing MonoSol’s Appeal Brief (filed June 24, 2013) and our Respondent’s Brief (filed July 24, 2013), the USPTO formally initiated the appeals process with the Examiner’s Answer on August 8, 2013, which affirmed the rejection of all the claims in the ’588 Patent. On March 26, 2014, we participated in an oral hearing for the appeal, in which both parties presented arguments before the Patent Trial & Appeal Board (“PTAB”). On April 17, 2014 the PTAB

issued a Decision on Appeal affirming the Examiner’s rejection (and confirming the invalidity) of all the claims of the ’588 Patent. MonoSol has one month from the PTAB Decision date to request a rehearing and two months from the PTAB decision date to appeal the Decision to the Federal Court of Appeals.

Based on our original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against us while the third has had all claims rejected by the USPTO, we remain very confident in our original stated position regarding this matter. Thus far, we have proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, ’588, has had all claims rejected and appears to have had a similar fate. Importantly, we will continue to defend this case vigorously, and we anticipate that MonoSol’s claims against us will ultimately be rejected.

Litigation Related To BUNAVAILTM

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol (collectively, the “RB Plaintiffs”) filed an action against us relating to our BUNAVAIL™ product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL™ is a proposed treatment for opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL™, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832) (the “’832 Patent”). We believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL™.

We believe that this action is in response to a 2013 decision wherein the FDA recently ruled in favor of our position in two Citizen Petitions filed by the RB Plaintiffs that sought to prevent the FDA from accepting and filing our NDA for BUNAVAIL™. The two Citizen Petitions, filed on December 2, 2011 and August 13, 2013, respectively, included requests that the FDA refuse to accept for filing any NDAs submitted using the 505 (b)(2) regulatory pathway for buprenorphine/naloxone products consisting of a polymer film for application to the buccal mucosal membranes (such as BUNAVAIL™), unless such application references the NDA for Suboxone® (buprenorphine/naloxone) sublingual film (and not the Suboxone® sublingual tablet NDA). Suboxone® is an approved product for opioid dependence. The requirement to reference the Suboxone® film formulation, which is under patent exclusivity with Orange Book-listed patents, including the ’832 Patent, was aimed at delaying the eventual approval of BUNAVAIL™. FDA did not agree with these arguments and in its decision on September 18, 2013, it denied the requests and subsequently, accepted and filed the BUNAVAIL™ NDA.

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

On January 15, 2014, we filed a request for inter partes review in the USPTO of the ’832 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid.

On January 31, 2014, we filed in Court a motion for stay pending the outcome of the inter partes review proceedings. The Court scheduled a hearing on the motion to dismiss and motion to stay had been scheduled for April 25, 2014. At the Court hearing, both the RB Plaintiffs and we had the opportunity to present arguments to the Court on the pending motions. We are now awaiting a decision from the Court on the motions.

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

Agreement with Quintiles

On September 25, 2013, we entered into a Master Services Agreement with Quintiles Commercial US, Inc. (“Quintiles”) under which we choose Quintiles to support our commercial sales and related efforts for BUNAVAIL. Initially, we were not required to undertake any material outlays under this agreement. On March 27, 2014, we agreed with Quintiles on a scope of work for the BUNAVAIL™ project, which solidified the relationship, thus making the Master Services Agreement more meaningful to our company. Under the Master Services Agreement as modified by the scope of work, we agreed with Quintiles on the economic arrangements for the project as well as other customary provisions, including provisions relating to termination and indemnification.

Item 6.	Exhibits.

Number	Description

10.1	Master Services Agreement, dated September 25, 2013, between the Company and Quintiles Commercial US, Inc. +

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
+	Confidential treatment has been requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: May 9, 2014	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary and Chief Financial Officer (Principal Accounting Officer)

S-1