Form 10-Q
period 2014-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2014-08-07
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were 49,315,401 shares of company Common Stock issued and 49,299,910 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,364,276	$23,175,809
Accounts receivable	12,639,549	2,794,040
Inventory	795,374	—
Prepaid expenses and other current assets	600,998	630,657

Total current assets	92,400,197	26,600,506
Equipment, net	237,908	178,168
Idle equipment, net (note 1)	3,462,926	2,844,718
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	9,050,000
Accumulated amortization	(6,238,680)	(5,753,502)

Total other intangible assets	4,711,320	5,196,498
Other assets	313,690	470,535

Total assets	$103,841,041	$38,005,425

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,496,763	$10,415,981
Notes payable, current maturities	7,333,334	7,333,333
Deferred revenue, current (notes 3 and 4)	1,302,766	2,927,088
Derivative liabilities (note 8)	10,761,692	4,315,183

Total current liabilities	28,894,555	24,991,585
Notes payable, less current maturities	8,009,099	11,844,706
Deferred revenue, long-term	4,440,889	1,281,485
Other long-term liabilities	700,000	700,000

Total liabilities	42,044,543	38,817,776
Commitments and contingencies (note 10)	—	—
Stockholders’ equity (deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,139,000 and 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock outstanding in 2014 and 2013, respectively.	2,139	2,709
Common Stock, $.001 par value; 75,000,000 shares authorized; 49,125,877 and 38,204,384 shares issued; 49,110,386 and 38,188,893 shares outstanding in 2014 and 2013, respectively	49,126	38,204
Additional paid-in capital	224,421,204	150,506,927
Treasury stock, at cost, 15,491 shares	(47,183)	(47,183)
Accumulated deficit	(162,628,788)	(151,313,008)

Total stockholders’ equity (deficit)	61,796,498	(812,351)

Total liabilities and stockholders’ equity (deficit)	$103,841,041	$38,005,425

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product royalties	$892,098	$855,101	$1,846,088	$855,101
Research and development reimbursements	2,317,584	—	10,769,563	—
Contract revenues	10,674,895	1,908,949	21,958,728	3,530,926

Total Revenues:	13,884,577	2,764,050	34,574,379	4,386,027

Cost of product royalty revenues	686,966	690,207	1,412,563	1,065,207

Expenses:
Research and development	7,982,976	12,758,215	22,606,197	24,790,383
General and administrative	7,249,960	3,110,754	11,871,984	6,021,010
Related party general and administrative, net	6,000	13,000	12,000	29,500

Total Expenses:	15,238,936	15,881,969	34,490,181	30,840,893

Loss from operations	(2,041,325)	(13,808,126)	(1,328,365)	(27,520,073)
Interest (expense) income, net	(518,773)	96,006	(1,074,018)	168,516
Derivative (loss) gain	(4,120,324)	392,586	(8,945,782)	1,417,537
Other income (expense), net	9,053	(95,477)	32,385	(118,631)

Net loss before taxes	(6,671,369)	(13,415,011)	(11,315,780)	(26,052,651)

Income tax expense	—	—	—	(85,000)
Net loss attributable to common stockholders	(6,671,369)	$(13,415,011)	(11,315,780)	$(26,137,651)

Basic earnings per share:	$(0.14)	$(0.35)	$(0.24)	$(0.69)

Diluted earnings per share:	$(0.14)	$(0.35)	$(0.24)	$(0.69)

Weighted average common stock shares outstanding:	48,521,351	37,998,610	46,290,712	37,756,309

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, January 1, 2014	2,709,300	$2,709	38,204,384	$38,204	$150,506,927	$(47,183)	$(151,313,008)	$(812,351)
Stock-based compensation	—	—	—	—	2,479,256	—	—	2,479,256
Restricted stock awards	—	—	363,893	364	(364)	—	—	—
Exercise of stock options	—	—	932,391	932	2,831,602	—	—	2,832,534
Exercise of warrants	—	—	798,871	799	3,993,557	—	—	3,994,356
Cashless exercise of warrants	—	—	97,549	98	(98)	—	—	—
Shares issued pursuant to registered direct offering, net	—	—	7,500,000	7,500	58,173,672	—	—	58,181,172
Shares issued pursuant to an at the market offering, net	—	—	658,489	659	3,855,042	—	—	3,855,701
Warrant derivative liability reclassified to equity	—	—	—	—	2,499,273	—	—	2,499,273
Short swing profit return	—	—	—	—	82,337	—	—	82,337
Conversion of preferred shares to common shares	(570,300)	(570)	570,300	570	—	—	—	—
Net loss	—	—	—	—	—	—	(11,315,780)	(11,315,780)

Balances, June 30, 2014	2,139,000	$2,139	49,125,877	$49,126	$224,421,204	$(47,183)	$(162,628,788)	$61,796,498

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Six months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(11,315,780)	$(26,137,651)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	509,741	685,759
Debt costs	321,240	—
Derivative loss (gain)	8,945,782	(1,417,537)
Purchase of Arcion license with common stock	—	2,072,136
Stock-based compensation expense	2,479,256	1,365,259
Changes in assets and liabilities:
Accounts receivable	(9,845,509)	11,796
Inventory	(795,374)	—
Prepaid expenses and other assets	29,659	(21,672)
Accounts payable and accrued liabilities	(601,493)	1,121,820
Income tax payable	—	85,000
Deferred revenue	1,535,082	(3,530,926)

Net cash flows from operating activities	(8,737,396)	(25,766,016)

Investing activities:
Purchase of equipment	(1,020,237)	(1,648)

Net cash flows from investing activities	(1,020,237)	(1,648)

Financing activities:
Proceeds from sale of securities	62,036,873	—
Proceeds from exercise of stock options	2,832,534	9,235
Proceeds from exercise of common stock warrants	3,994,356	—
Payment of notes payable	(4,000,000)	—
Return of short swing profits	82,337	—

Net cash flows from financing activities	64,946,100	9,235

Net change in cash and cash equivalents	55,188,467	(25,758,429)
Cash and cash equivalents at beginning of period	23,175,809	63,189,307

Cash and cash equivalents at end of period	$78,364,276	$37,430,878

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

1. Basis of presentation:

Overview:

The accompanying unaudited condensed consolidated financial statements of BioDelivery Sciences International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc., a Delaware corporation (“Arius One”), and Arius Two, Inc., a Delaware corporation (“Arius Two”), and its majority-owned, inactive subsidiary, Bioral Nutrient Delivery, LLC, a Delaware limited liability company (“BND”, together with Arius One and Arius Two, collectively, the “Company” or “we”, “us” or similar terminology) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated.

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

The Company’s franchise currently consists of four products or product candidates, three of which utilize the Company’s patented BioErodible MucoAdhesive (“BEMA”) drug delivery technology, a thin film applied to the inner lining of the cheek. ONSOLIS® (fentanyl buccal soluble film) is approved in the U.S., Canada, E.U. (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant, adult patients with cancer. The commercial rights to ONSOLIS® are licensed to Meda AB (“Meda”) for all territories worldwide except for Taiwan (licensed to TTY Biopharm Co. Ltd. (“TTY”)) and South Korea (licensed to Kunwha Pharmaceutical Co., Ltd. (“Kunwha”)).

The Company’s second product using the BEMA® technology is BUNAVAIL™ (buprenorphine naloxone buccal film), which was approved by the U.S. Food and Drug Administration (“FDA”) in June 2014 for the maintenance treatment of opioid dependence. The Company intends to commercialize BUNAVAIL™ with a launch scheduled for late third quarter 2014. As with all other buprenorphine containing products for opioid dependence, the approval of BUNAVAIL™ carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL™ on QT prolongation (i.e., an abnormal lengthening of the heartbeat). The clinical study results must be reported to the FDA by the end of 2016.

The Company’s third product using the BEMA® technology, BEMA® Buprenorphine, is in Phase 3 development for the treatment of moderate to severe chronic pain and is licensed on a worldwide basis to Endo Health Solutions, Inc. (“Endo”). Positive study results for two pivotal Phase 3 trials for this product were reported by the Company in January and July 2014.

The Company’s fourth product in development is Clonidine Topical Gel for the treatment of painful diabetic neuropathy, which was licensed from Arcion Therapeutics, Inc. (“Arcion”) in March 2013. In June 2014, the Company announced the completion of patient enrollment for the Company’s Phase 3 study of Clonidine Topical Gel.

The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2013 Annual Report.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

1. Basis of presentation (continued):

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Inventory

The Company utilizes contract manufacturers in all phases of the creation of BUNAVAIL™. The Company is only directly responsible for supplying the active ingredient to the contract manufacturer. At June 30, 2014, inventory includes the cost of raw materials and the initial BUNAVAIL™ blending work (initial process of product manufacturing) at our contract manufacturer related to the pending launch of BUNAVAIL™. Inventory is stated at the lower of cost or market using the specific identification method, and cost is determined on a first-in, first-out basis. As of June 30, 2014, inventory is composed of $0.2 million of raw materials and $0.6 million of work in process.

Equipment

Office and Manufacturing equipment are carried at cost less accumulated depreciation, which is computed on a straight-line basis over their estimated useful lives, generally three to ten years.

Due to the postponement of the U.S. re-launch of ONSOLIS® (see note 3), related manufacturing equipment, net, totaling $2.8 million has been deemed idle, and has been reclassified to idle equipment, net in the accompanying condensed consolidated balance sheet as of June 30, 2014. During the six months ended June 30, 2014, the $0.7 million of additions to idle equipment, net, is related to manufacturing equipment that will be used for the expected commercialization of BUNAVAIL™. Such equipment has not yet been placed into service. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment of this equipment during the six months ended June 30, 2014.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for the Company in the first quarter of the year ending December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Significant new financing and operating sources during the six months ended June 30, 2014 consisted of:

•	approximately $58.2 million in net proceeds from certain institutional investors related to a definitive securities purchase agreement (see note 9);

•	approximately $3.9 million in net proceeds via an “at-the-market” offering program utilizing the Company’s universal shelf registration (see note 9);

•	approximately $21.9 million in contract revenue under the Endo agreement (see note 4);

•	approximately $10.8 million in research and development reimbursements under the Endo agreement (see note 4);

•	approximately $0.4 million in net royalties under the Meda agreements;

•	approximately $2.8 million from the exercise of stock options; and

•	approximately $4.0 million from the exercise of warrants.

Significant new financing and operating sources during the year ended December 31, 2013 consisted of:

•	approximately $19.8 million in net proceeds from a secured loan facility from MidCap Financial SBIC, LP, as agent and lender (“MidCap”) (see note 7);

•	approximately $2.8 million in research and development reimbursements under the Endo agreement;

•	approximately $1.8 million in net royalties under the Meda agreements;

•	approximately $0.3 million in contract revenue from licensing and supply agreement (see note 6); and

•	approximately $0.4 million from the exercise of stock options and warrants.

At June 30, 2014, the Company had cash and cash equivalents of approximately $78.4 million. The Company used $8.7 million of cash from operations during the six months ended June 30, 2014. As of June 30, 2014, the Company had stockholders’ equity of $61.8 million, versus deficit of $(0.8) million at December 31, 2013. The Company believes that existing cash as of the date of this Quarterly Report, together with the June 6, 2014 approval and the upcoming commercialization of BUNAVAIL™ , and, the BEMA® Buprenorphine program’s expected regulatory milestones is sufficient to fully fund the Company’s planned level of operations through the end of 2015.

Additional capital may be required to support commercialization activities for BUNAVAIL™, including sales force sizing, the clinical development of Clonidine Topical Gel for painful diabetic neuropathy, the final regulatory activities prior to the relaunch of ONSOLIS®, for potential new product acquisitions or in-licenses, and for general working capital. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Also, available capital may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. In addition, there can be no assurance that additional funding, when and if required, will be available at commercially available terms, if at all.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The Company determined that upon inception of both the U.S. and EU Meda arrangements, all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue, which included $5.0 million in milestones received during the year ended December 31, 2012. At June 30, 2014, there was remaining deferred revenue of $1.2 million which was related to the Meda research and development services. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferred revenue accordingly on a quarterly basis.

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. The Company earned $1.8 million and $0.9 million in product royalty revenue for the six months ended June 30, 2014 and 2013, respectively. The Company has incurred cost of product royalty revenue of approximately $1.4 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively, which included minimum royalty expenses that the Company is obligated to pay CDC IV, LLC (“CDC”) and NB Athyrium LLC (“Athyrium”) regardless of actual sales.

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

On March 12, 2012, the Company announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide Risk Evaluation and Mitigation Strategy (“REMS”) until the product formulation could be modified to address two appearance-related issues raised by FDA during an inspection of the manufacturing facility of the Company’s North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (“Aveva”). Specifically, the FDA identified the formation of microscopic crystals and a fading of the color in the mucoadhesive layer during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specification before additional product can be manufactured and distributed.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

3. Meda License, Development and Supply Agreements (continued):

The source of microcrystal formation and the potential for fading of ONSOLIS® was found to be specific to a buffer used in its formulation. ONSOLIS® has been reformulated and the Company believes the appearance issues have been resolved. The Company is working with Meda, its commercial partner, to determine the timing of the submission to FDA. Once submitted, FDA’s review of the application may take up to 6 months and as such the relaunch is not expected before 2015.

On May 21, 2012, the Company announced receipt of a pre-launch milestone payment of $2.5 million from Meda in conjunction with the first country registration and pricing approval for BREAKYL™. A final milestone payment related to the EU of $2.5 million was paid at the time of commercial launch, which occurred in October 2012. BREAKYL™ is commercialized in the EU by Meda.

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

Pursuant to the Endo Agreement, the Company has received (or is expected to receive upon satisfaction of applicable conditions) the following payments (some portion(s) of which will be utilized by the Company to support its development obligations under the Endo Agreement with respect to BEMA® Buprenorphine):

•	$30 million non-refundable upfront license fee (received January 17, 2012);

•	$15 million for enhancement of intellectual property rights (earned in May 2012);

•	$20 million for full enrollment in two clinical trials ($10 million earned in January 2014 and $10 million earned in June 2014);

•	$60 million upon certain future regulatory events;

•	up to an aggregate of $55 million based on the achievement of four separate post-approval sales thresholds; and

•	sales-based royalties in a particular percentage range on U.S. sales of BEMA® Buprenorphine, and royalties in a lesser range on sales outside the United States, subject to certain restrictions and adjustments.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

4. Endo License and Development Agreement (continued):

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

Based on this analysis, $15.6 million of the up-front license fee was allocated to the license (which was estimated to have a value significantly in excess of $30 million), and $14.4 million to clinical development services (which is inclusive of the cost of CTM). Although the intellectual property component was considered a separate deliverable, no distinct amount of the up-front payment was assigned to this deliverable because the Company determined the deliverable to be perfunctory. The amount allocated to the license was recognized as revenue in January 2012. The portion of the upfront license fee allocated to the clinical development services deliverable of $14.4 million is being recognized as those services are performed. The Company estimates that such clinical development services will extend into the first half of 2015. Based on the estimated proportion of those services performed through June 30, 2014, $5.2 million was recognized as revenue in fiscal year 2012, $6.3 million was recognized as revenue in fiscal year 2013 and $1.8 million was recognized as contract revenue during the six months ended June 30, 2014 in the accompanying condensed statements of operations. As a result, $1.1 million remains deferred at June 30, 2014.

The Company analyzed the milestone payments noted above to determine if such milestones are substantive. This determination included an analysis of the Company’s performance to achieve each milestone, the enhancement of value of the delivered items, the timing of performance related to the milestone, and the reasonability of the milestone relative to all the deliverables and payment terms. The Company concluded that each of the milestones is substantive and therefore has and will recognize revenue when milestones are earned.

The term of the Endo Agreement shall last, on a country-by-country basis, until the later of: (i) 10 years from the date of the first commercial sale of BEMA® Buprenorphine in a particular country or (ii) the date on which the last valid claim of the Company’s patents covering BEMA® Buprenorphine in a particular country has expired or been invalidated. The Endo Agreement shall be subject to termination: (i) by Endo, at any time, upon a specific timeframe of prior written notice to the Company, (ii) by Endo and the Company upon mutual written agreement, (iii) by either party upon a material default or breach of the Endo Agreement and such default or breach is not cured within a specified timeframe, (iv) the voluntary or involuntary bankruptcy of either party or (v) by the Company if Endo does not meet certain diligence obligations outside of the United States.

On February 16, 2012, the Company announced that the U.S. Patent and Trademark Office issued a Notice of Allowance regarding its patent application (No. 13/184306), which patent will extend the exclusivity of the BEMA® drug delivery technology for the Company’s BEMA® Buprenorphine and BUNAVAIL™ product candidates from 2020 to 2027. On April 17, 2012, the Company announced that this patent was granted. As a result, pursuant to the Endo Agreement, the Company received a milestone payment from Endo in the amount of $15 million in May 2012. As discussed above, this milestone had been evaluated to be a substantive milestone, and therefore was recognized as revenue when the milestone was earned.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

4. Endo License and Development Agreement (continued):

On June 25, 2014, the database for the pivotal Phase 3 efficacy study of BEMA® Buprenorphine in opioid-experienced patients was locked. As a result, the locking of the database triggered a $10 million milestone payment from Endo per the Company’s license agreement. As such, the Company recorded a $10 million receivable and corresponding contract revenue in the accompanying 2014 condensed consolidated statement of operations. The payment was subsequently received from Endo early July 2014.

The remaining milestone payments are expected to be recognized as revenue as they are achieved, except that one milestone is contingently refundable for a period of time. Revenue related to such contingently refundable milestone is expected to be recognized as refund provisions, as defined in the agreement, expire. Sale threshold payments and sales-based royalties will be recognized as they accrue under the terms of the Endo Agreement.

The Company is reimbursed by Endo for certain contractor costs when these costs go beyond set thresholds as outlined in the Endo Agreement. Endo reimburses the Company for this spending at cost and the Company receives no mark-up or profit. The gross amount of these reimbursed research and development costs are reported as research and development reimbursement revenue in the accompanying consolidated statements of operations. The Company acts as a principal, has discretion to choose suppliers, bears credit risk and may perform part of the services required in the transactions. Therefore, these reimbursements are treated as revenue to the Company. The actual expenses creating the reimbursements are reflected as research and development expense.

Beginning in March 2014, total reimbursable contractor costs exceeded a set threshold, at which point all such expenses are to be borne at a rate of 50% by Endo and 50% by the Company. In connection with the Endo Agreement, Endo has continued to reimburse the Company for 100% of such costs, with 50% thereof to be taken as a credit against potential future milestones associated with achievement of certain regulatory events. During the six months ended June 30, 2014, the Company received $3.5 million of such prepayments, which have been recorded as deferred revenue, long term in the accompanying condensed consolidated 2014 balance sheet. During the six months ended June 30, 2014, the Company recognized $10.8 million of reimbursable expenses related to its Endo agreement, which is recorded as revenue and shown as research and development reimbursements on the accompanying condensed consolidated statements of operations.

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

Upon execution of the Arcion Agreement, the Company issued to Arcion 500,516 unregistered shares of Common Stock with a fair market value of $2.1 million, which shares are subject to a nine month lock-up and certain limitations on sales thereafter. The issuance of such shares (delivered April 2013) was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. In addition, the Company is required to make the following payments to Arcion:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

5. Arcion License Agreement (continued):

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

In conjunction with this transaction, the March 2013 payment to Arcion of $2.1 million in unregistered Common Stock was for in-process research and development and has been recorded as research and development expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013.

On April 3, 2014, the Company announced the enrollment of the first patient in the RHAPSODY Study, a Phase 3 clinical trial of the Clonidine Topical Gel for the treatment of painful diabetic neuropathy. On June 26, 2014, the Company announced that it completed randomization of all patients required based on the initial planned sample size for the study.

On August 6, 2014, the Company announced that it has completed a pre-specified interim analysis. The purpose of the interim analysis was to allow for a sample size adjustment if necessary to maintain appropriate statistical power to detect a treatment effect between Clonidine Topical Gel and placebo. As a result of the interim analysis, a total of approximately 80 additional patients will be added to the ongoing trial in an effort to maintain 90% power to detect a statistically significant difference between Clonidine Topical Gel and placebo.

This will extend patient enrollment until year-end with top-line results expected by the end of the first quarter of 2015.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

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

7. MidCap Secured Loan Facility:

On July 5, 2013, the Company, Arius One and Arius Two (the “Borrowers”) entered into a $20 million secured loan facility (the “Loan Transaction” and such loan, the “Loan”) with MidCap as agent and lender pursuant to the terms and conditions of the Credit and Security Agreement, dated as of July 5, 2013 (as amended on July 3, 2014 with an effective date of June 29, 2014), among the Borrowers and MidCap (the “Credit Agreement”). The Company received net proceeds in the aggregate amount of $19.8 million and has and will use the Loan proceeds for general corporate purposes or other activities of the Borrower permitted under the Credit Agreement.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

7. MidCap Secured Loan Facility (continued):

The fair value of the warrants was determined based upon the Black Scholes valuation model using the following key assumptions:

Market price of stock	$4.41
Term of warrant	5 years
Volatility	81.05%
Risk free interest rate	2.9%

The Loan has a term of 36 months with interest only payments until February 1, 2014. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at June 30, 2014 and December 31, 2013). Upon execution of the Credit Agreement, the Company paid to MidCap a closing fee of 0.5% of the aggregate Loan amount. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 3.5% of the aggregate Loan amount. The 3.5% exit fee has been recorded as deferred loan costs, the current portion of which is included in prepaid expenses and other current assets and the long-term portion in other assets. Additionally, the liability associated with the exit fee has been recorded in other long-term liability in the accompanying condensed consolidated balance sheets. The assets associated with this exit fee are accreted to interest expense through the maturity of the Midcap Loan. In addition, the Company may prepay all or any portion of the Loan at any time subject to a prepayment premium of: (i) 5% of the Loan amount prepaid in the first year of the Loan and (ii) 3% of the Loan amount prepaid in each year thereafter.

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

The Credit Agreement provides that events of default include: (i) failure to make payment of principal or interest on the Loan when required, (ii) failure to perform obligations under the Credit Agreement and related documents, (iii) defaults in other indebtedness and breaches of material agreements of the Borrowers, (iv) if any Borrower shall generally not pay its debts as such debts become due and similar insolvency matters, (v) material adverse changes to the Borrowers (subject to a 10-day notice and cure period), (vi) if the Company ceases to be a publicly-listed and reporting company and (vii) certain other events, including certain adverse actions taken by the Food and Drug Administration or other governmental authorities. Upon an event of default, the Borrower’s obligations under the Credit Agreement may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the Borrower’s obligations under the Credit Agreement will bear interest at a rate equal to the lesser of: (i) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default or (ii) the maximum rate allowable under law.

The balance of the secured loan facility due to MidCap as of June 30, 2014 is $16 million, and is recorded in the accompanying condensed consolidated June 30, 2014 balance sheet, net of unamortized discount of $0.7 million. Effective June 29, 2014, the Company and MidCap amended the Credit Agreement to (i) remove the failure to receive the Database Lock Payments by June 30, 2014 as an event of default and (ii) delete the ability of the Company to prepay a portion of the Loan with the Database Lock Payments.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

7. MidCap Secured Loan Facility (continued):

The following table represents future maturities of the MidCap obligation as of June 30, 2014:

Years ending June 30,
2014	$7,333,334
2015	8,000,000
2016	666,666

Total maturities	16,000,000
Unamortized discount	(657,567)

Total Midcap obligation	$15,342,433

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value
Measurements Using:
Liabilities
Derivative liabilities- free standing warrants	$—	$10,761,692	$—	$10,761,692	$—	$4,315,183	$—	$4,315,183

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using observable inputs (Level 2). The table reflects net gains and losses for all financial liabilities categorized as Level 2 as of June 30, 2014 and December 31, 2013.

	$	Number of Warrants
Liabilities:
Warrant liability as of December 31, 2013	$4,315,183	1,999,436
Decrease due to exercise of warrants	(2,499,273)	(798,871)
Increase in fair value of warrants	8,945,782	—

Warrant liability as of June 30, 2014	$10,761,692	1,200,565

The derivative (loss) gain recognized in the condensed consolidated statements of operations reflects the change in fair value of these warrant liabilities.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

9. Stockholders’ Equity:

Stock-based compensation:

During the six months ended June 30, 2014, a total of 109,685 options to purchase Common Stock with an aggregate fair market value of approximately $0.6 million were granted to Company employees. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period. The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the six months ended June 30, 2014 follows:

Expected price volatility	76.23-78.05%
Risk-free interest rate	1.58%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the six months ended June 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,192,927	$3.82
Granted in 2014:
Officers and Directors	—	—
Others	109,685	7.63
Exercised	(939,206)	3.10
Forfeitures	—	—

Outstanding at June 30, 2014	3,363,406	$4.15	$26,639,362

Options outstanding at June 30, 2014 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	2,331,562	5.43	$3.14
$5.01 – 10.00	1,031,844	4.79	$6.43

	3,363,406			$26,639,362

Options exercisable at June 30, 2014 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	1,977,664	4.89	$3.02
$5.01 – 10.00	866,500	3.12	$6.35

	2,844,164			$22,845,641

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

9. Stockholders’ Equity (continued):

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 was $5.13. There were no options granted during the six months ended June 30, 2014 whose exercise price was lower than the estimated market price of the stock at the grant date. A summary of the status of the Company’s non-vested stock options as of January 1, 2014, and changes during the six months ended June 30, 2014 is summarized as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2014	614,468
Granted	109,685
Vested	(204,911)
Forfeited	—

Nonvested at June 30, 2014	519,242	$3.33	$3,793,721

As of June 30, 2014, there was approximately $11.6 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2017.

Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrants outstanding at June 30, 2014, all of which are exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01 – 5.00	1,379,244	1.23	$3.26	$12,151,262

During the six months ended June 30, 2014, a total of 798,871 shares of Common Stock underlying warrants were exercised for proceeds to the Company of $4 million. Also during the six months ended June 30, 2014, there were 178,678 shares of Common Stock underlying a warrant exercised on a cashless basis, which resulted in a net issuance of 97,549 shares to the warrant holder.

Common Stock

In November 2013, the Company filed a shelf registration statement which registered up to $75 million of the Company’s securities for potential future issuance, and such registration statement was declared effective on December 18, 2013. Concurrent with the filing of such registration statement, the Company established an “at-the-market” offering program utilizing the universal shelf registration for up to $15 million of Common Stock. Cantor Fitzgerald & Co. is the placement agent for such offering program. In January 2014, the Company sold 658,489 shares of Common Stock under such offering program for approximate net proceeds of $3.9 million.

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

During the six months ended June 30, 2014, Company employees, directors and affiliates exercised approximately 0.9 million stock options, with net proceeds to the Company of approximately $2.8 million.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

9. Stockholders’ Equity (continued):

Preferred Stock

The Company has authorized five million “blank check” shares of $.001 par value convertible preferred stock. During the six months ended June 30, 2014, 570,300 shares of Series A Preferred stock converted to common stock. At June 30, 2014, 2,139,000 shares of Series A Preferred were outstanding.

Earnings Per Share

During the six months ended June 30, 2014 and 2013, outstanding stock options, warrants and convertible preferred stock of 6.8 million and 8.9 million, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Restricted Stock Units:

During the six months ended June 30, 2014, a total of 995,619 restricted stock units (“RSUs”) were granted to members of the Company’s senior management, with a fair market value of approximately $8.8 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years.

Also during the six months ended June 30, 2014, a total of 359,446 RSUs that were previously granted in 2013 to members of the Company’s senior management vested. Such vested RSUs had a fair market value of approximately $3.2 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended.

Performance Long Term Incentive Plan

In December 2012, the Company’s Board of Directors (the “Board”) approved the BDSI Performance Long Term Incentive Plan (“LTIP”). The LTIP is designed as an incentive for the Company’s senior management to generate revenue for the Company.

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

The term of the LTIP began with the Company’s fiscal year ended December 31, 2012 and lasts through the fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (with 100,000 Performance RSUs being reserved for future hires). The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of revenue by the Company, as reported in its Annual Report on Form 10-K. During the six months ended June 30, 2014, a total of 4,447 RSUs vested, subject to performance criteria.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

10. Commitments and contingencies (continued):

On March 26, 2014, the Company participated in an oral hearing for the appeal, in which both parties presented arguments before the Patent Trial & Appeal Board (“PTAB”). On April 17, 2014 the PTAB issued a Decision on Appeal affirming the Examiner’s rejection (and confirming the invalidity) of all the claims of the ’588 Patent. MonoSol did not request a rehearing by the May 17, 2014 due date for making such a request and did not appeal the Decision to the Federal Court of Appeals by the June 17, 2014 due date for making such an appeal. Therefore, the Company expects the USPTO to issue a Certificate of Reexamination cancelling the ‘588 Patent claims, which should happen before the end of 2014.

Based on the Company’s original assertion that its proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the USPTO, the Company remains very confident in its original stated position regarding this matter. Thus far, the Company has proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, ’588, was invalid as well with all its claims soon to be cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, the possibility exists that the stay on the case could be lifted. If this occurs, the Company will continue to defend this case vigorously and seek a dismissal, but ultimately, the Company anticipates that MonoSol’s claims against the Company will be rejected.

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

On May 21, 2014 the Court granted the Company’s motion to dismiss. In doing so, the Court dismissed the case in its entirety. The RB Plaintiffs did not appeal the Court Decision by the June 21, 2014 due date and therefore, the dismissal will stand and the RB Plaintiffs loses the ability to challenge the Court Decision in the future. The possibility exists, however, that the RB Plaintiffs could file another suit alleging infringement of the ‘832 Patent. If this occurs, based on the Company’s original position that its BUNAVAIL™ product does not infringe the ‘832 Patent, the Company would defend the case vigorously (as the Company has done so previously), and the Company anticipates that such claims against the Company ultimately would be rejected.

11. Subsequent events:

On July 17, 2014, the Company held its 2014 Annual Meeting of Stockholders (the “Annual Meeting”). During the Annual Meeting, the amendment to the Company’s 2011 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan by 2,000,000 shares from 6,800,000 to 8,800,000 was approved by stockholders.

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

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Product Royalty Revenues. We recognized $0.9 million in product royalty revenue during each of the three months ended June 30, 2014 and 2013, under our license agreement with Meda. The product royalty revenues can be attributed to a percentage of net sales revenue of the BREAKYL™ product under our license agreement with Meda.

Research and Development Reimbursements. We recognized $2.3 million of reimbursable revenue related to our agreement with Endo during the three months ended June 30, 2014. There was no such reimbursable revenue in the corresponding period of 2013. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceeds $45 million that are related to the Buprenorphine chronic pain program and reimbursable from Endo.

Contract Revenues. We recognized $10.6 million and $1.9 million in contract revenue during the three months ended June 30, 2014 and 2013, respectively, under our license agreement with Endo. We also recognized $0.05 million during each of the three months ended June 30, 2014 and 2013, in contract revenue related to previously deferred revenue under our license agreement with Meda. The increase in contract revenues during the three months ended June 30, 2014 can be attributed to the $10 million milestone earned from Endo that was associated with the BEMA® Buprenorphine chronic pain database lock.

Cost of Product Royalty Revenues. We recognized $0.7 million in cost of product royalties during each of the three months ended June 30, 2014 and 2013. Both periods include minimum quarterly payments to CDC.

Research and Development Expenses. During the three months ended June 30, 2014 and 2013, research and development expenses totaled $8 million and $12.8 million, respectively. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, which includes ONSOLIS®, BEMA® Buprenorphine for chronic pain and BUNAVAIL™ for the treatment of opioid dependence. Research and development expenses generally include contractor services, compensation for scientific personnel and other costs directly related to the development and application of drug technologies. Research and Development expenses decreased during the three months ended June 30, 2014 because the BEMA® Buprenorphine study for Opioid Naïve patients was finished in early 2014. In addition, BUNAVAIL™ clinical trials were completed prior to 2014.

General and Administrative Expenses. During the three months ended June 30, 2014 and 2013, general and administrative expenses totaled $7.2 million and $3.1 million, respectively. General and administrative costs include commercialization costs anticipating the BUNAVAIL™ launch, legal, accounting and management wages, and consulting and professional fees, travel costs, and stock compensation expenses. The increase in general and administrative expenses during the three months ended June 30, 2014 can be attributed to marketing and sales expenses in preparation for the launch of BUNAVAIL™ in the second half of 2014.

Interest (expense) income, net. During the three months ended June 30, 2014 we had net interest expense of $0.5 million, consisting of $0.4 million of scheduled interest payments and $0.2 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap, offset by interest income of $0.03 million. During the three months ended June 30, 2013, we had interest income, dividends and gains of $0.1 million.

Derivative (loss) gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the three months ended June 30, 2014, our stock price increased by $3.44. This is the largest component of the Black-Scholes change. As a result, our derivative liability also increased, resulting in a $4.1 million charge to income. During the three months ended June 30, 2013, our stock price decreased, and the volatility used in the calculation also decreased. As a result, our warrant liability decreased, resulting in a $0.4 million gain. This gain was partially offset by a $0.02 million loss from the cancellation in 2013 of warrants to purchase up to 2 million shares of Common Stock previously owned by Biovest.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Product Royalty Revenues. We recognized $1.8 million and $0.9 million in product royalty revenue during the six months ended June 30, 2014 and 2013, respectively, under our license agreement with Meda. Product royalty revenue is earned through sales of BREAKYL™ in Europe. Product Royalty Revenues increased during 2014 due to a large order of BREAKYL™ in France in the second quarter.

Research and Development Reimbursements. We recognized $10.8 million of reimbursable revenue related to our agreement with Endo during the six months ended June 30, 2014. There was no such reimbursable revenue in the corresponding period of 2013. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceeds $45 million that are related to the Buprenorphine chronic pain program and reimbursable from Endo.

Contract Revenues. We recognized $21.9 million and $3.5 million in contract revenue during the six months ended June 30, 2014 and 2013, respectively, under the Endo Agreement. The increase in contract revenues during the six months ended June 30, 2014 can be attributed to the $10 million milestone payment received from Endo associated with a Phase 3 study database lock and the $10 million milestone earned from Endo associated with the BEMA® Buprenorphine chronic pain database lock. We also recognized $1.8 million and $0.1 million during the six months ended June 30, 2014 and 2013, respectively, in contract revenue related to previously deferred revenue under our license agreement with Meda.

Cost of Product Royalties. We recognized $1.4 million and $1.1 million in cost of product royalties during the six months ended June 30, 2014 and 2013, respectively. Both periods include minimum quarterly payments to CDC and the 2013 period also includes cost of product royalties in support of the EU commercial launch of BREAKYL™.

Research and Development Expenses. During the six months ended June 30, 2014 and 2013, research and development expenses totaled $22.6 million and $24.8 million, respectively. Contributing to the lower 2014 expenses was the completion of the BUNAVAIL™ program for the treatment of opioid dependence and compilation of the NDA, as well as a 2013 charge of $2.1 million for in-process research and development (paid in Common Stock) associated with the aforementioned license agreement with Arcion. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, particularly with respect to ONSOLIS®, BEMA® Buprenorphine for chronic pain and BUNAVAIL™ for the treatment of opioid dependence. Funding of this research in 2014 and 2013 was obtained through contract revenue, deferred license revenue, a private placement stock offering, exercise of options by employees and directors and sales of securities. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA® drug delivery technologies.

General and Administrative Expenses. During the six months ended June 30, 2014 and 2013, general and administrative expenses totaled $11.9 million and $6 million, respectively. General and administrative costs include legal, accounting and management wages, legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. The increase in general and administration expenses can be attributed to BUNAVAIL™ commercialization efforts in 2014, which increased spending by $3.8 million. In addition, patent related expenses increased by $1.0 million associated with the MonoSol litigation.

Interest (expense) income, net. During the six months ended June 30, 2014 we had net interest expense of $1.1 million, consisting of $0.8 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap, offset by interest income of $0.07 million. During the six months ended June 30, 2013, we had interest income, dividends and gains of $0.2 million.

Derivative (loss) gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the six months ended June 30, 2014, our stock price increased. This is the largest component of the Black-Scholes change. As a result, our warrant liability also increased, resulting in an $8.9 million charge to income. During the six months ended June 30, 2013, our stock price decreased. Therefore, our derivative liability decreased, resulting in a $1.4 million gain. This gain included a $0.02 million gain on the value of our former Biovest warrant.

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

At June 30, 2014, we had cash and cash equivalents of approximately $78.4 million. We used approximately $8.7 million of cash from operations during the six months ended June 30, 2014. As of June 30, 2014, we had stockholders’ equity of approximately $61.8 million versus a deficit of approximately $(0.8) million at December 31, 2013. We believe that our existing cash as of the date of this Quarterly Report, together with the June 6, 2014 approval and the upcoming commercialization of BUNAVAIL™ , and, the BEMA® Buprenorphine program’s expected regulatory milestones is sufficient to fully fund our planned level of operations through the end of 2015.

Additional capital may be required to support our commercialization activities for BUNAVAIL™, including sales force sizing, our clinical development of Clonidine Topical Gel for painful diabetic neuropathy, the final regulatory activities prior to the relaunch of ONSOLIS®, for potential new product acquisitions or in-licenses, and for general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Also, available capital may be consumed more rapidly than currently anticipated, resulting in the need for additional funding. In addition, there can be no assurance that additional funding, when and if required, will be available at commercially available terms, if at all.

Accordingly, we may need to potentially raise additional capital, which may be available to us through a variety of sources, including:

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$89,417	$89,417	$—	$—	$—
Employment agreements	886,292	886,292	—	—	—
Secured loan facility	16,000,000	7,333,334	8,666,666	—	—
Interest on secured loan facility	1,516,030	1,055,934	460,096	—	—
Minimum royalty expenses*	8,250,000	1,500,000	3,000,000	3,000,000	750,000

Total contractual cash obligations**	$26,741,739	$10,864,977	$12,126,762	$3,000,000	$750,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.

**	Endo has worldwide rights to market, upon FDA approval, our BEMA® Buprenorphine product. Under our agreement with Endo, among other deliverables, we are required to conduct and pay for certain specific clinical trials and, in connection with such specific trials, provide clinical trial materials, as outlined in a mutually agreed development plan. The costs for such trials and materials will depend on the size and scope of the specified trials. The Endo agreement does not specify minimums in terms of the cost of the trials, but does provide for a cost sharing arrangement under which we will be responsible for a material amount of such costs, up to a certain threshold, whereupon Endo will be responsible for a significantly less amount of such costs (if any are incurred), up to second threshold amount, and thereafter, costs (if any are incurred) will be shared equally by us and Endo.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, product rights, and licenses, all of which are accounted for based on GAAP related to Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but is tested annually in December for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from eleven to thirteen years. Our carrying value of goodwill at June 30, 2014 was $2.7 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements or the underlying patents. Our carrying value of other amortizing intangible assets at June 30, 2014 was $4.7 million, net of accumulated amortization of $6.2 million. We begin amortizing capitalized intangibles on their date of acquisition.

Impairment Testing

Goodwill is tested for impairment annually in December or more frequently if impairment indicators are present. Our impairment test is performed at the reporting unit level. The FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The update allows us to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount. Should our qualitative impairment assessment not be conclusive, we perform a traditional two-step quantitative impairment test.

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

There were no impairment charges during the six months ended June 30, 2014 or 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Ultra Short Term Government Funds. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. We may from time to time have amounts on deposit in excess of the insured limits. As of June 30, 2014, we had approximately $78.2 million, which exceed these insured limits.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Importantly, in the case of MonoSol’s ’588 Patent, the USPTO on July 20, 2012 issued a second Office Action closing prosecution and rejecting for a second time all claims as anticipated or obvious. It also rejected the amended claims proposed by MonoSol as unclear and lacking support. Then, on January 23, 2013, the USPTO issued a Right of Appeal Notice, rejecting all claims of the ’588 Patent and closing reexamination proceedings. This action confirms that all claims of this patent are also invalid, but unlike ’292 and ’891, the USPTO has not found that any amended or narrower claims should be granted. On February 22, 2013, MonoSol filed both a Notice of Appeal to the Board of Patent Appeals and Interferences and a Request for Continuing Examination of the ’588 Patent. On March 12, 2013, we filed a petition requesting the USPTO to deny MonoSol’s February 22, 2013 Request to Continue Examination and to allow the proceedings to go to an appeal. Subsequently, on July 3, 2013, the USPTO denied MonoSol’s February 22, 2013 Request to Continue Examination. After reviewing MonoSol’s Appeal Brief (filed June 24, 2013) and our Respondent’s Brief (filed July 24, 2013), the USPTO formally initiated the appeals process with the Examiner’s Answer on August 8, 2013, which affirmed the rejection of all the claims in the ’588 Patent. On March 26, 2014, we participated in an oral hearing for the appeal, in which both parties presented arguments before the Patent Trial & Appeal Board (“PTAB”). On April 17, 2014 the PTAB issued a Decision on Appeal affirming the Examiner’s rejection (and confirming the invalidity) of all the claims of the ’588 Patent. MonoSol did not request a rehearing by the May 17, 2014 due date for making such a request and did not appeal the Decision to the Federal Court of Appeals by the June 17, 2014 due date for making such an appeal. Therefore, we expect the USPTO to issue a Certificate of Reexamination cancelling the ‘588 Patent claims, which should happen before the end of 2014.

Based on our original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against us while the third has had all claims rejected by the USPTO, we remain very confident in our original stated position regarding this matter. Thus far, we have proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, ’588, was invalid as well with all its claims soon to be cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, the possibility exists that the stay on the case could be lifted. If this occurs, we will continue to defend this case vigorously and seek a dismissal, but ultimately, we anticipate that MonoSol’s claims against us will be rejected.

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

On May 21, 2014 the Court granted our motion to dismiss. In doing so, the Court dismissed the case in its entirety. The RB Plaintiffs did not appeal the Court Decision by the June 21, 2014 due date and therefore, the dismissal will stand and the RB Plaintiffs loses the ability to challenge the Court Decision in the future. The possibility exists, however, that the RB Plaintiffs could file another suit alleging infringement of the ‘832 Patent. If this occurs, based on our original position that our BUNAVAIL™ product does not infringe the ‘832 Patent, we would defend the case vigorously (as we have done so previously), and we anticipate that such claims against us ultimately would be rejected.

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

The source of microcrystal formation and the potential for fading of ONSOLIS® was found to be specific to a buffer used in its formulation. ONSOLIS® has been reformulated and we believe the appearance issues have been resolved. We are working with Meda, our commercial partner, to determine the timing of the submission to FDA. Once submitted, FDA’s review of the application may take up to 6 months and as such the relaunch is not expected before 2015.

Item 6. Exhibits.

Number	Description

10.1	First Amendment to Credit and Security Agreement, dated July 3, 2014, between the Company, Arius, Arius Two and Midcap Financial SBIC, LP.

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 7, 2014	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary and Chief Financial Officer (Principal Accounting Officer)

S-1