Form 10-Q
period 2014-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2014-11-05
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 51,301,429 shares of company Common Stock issued and 51,285,938 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$85,793,950	$23,175,809
Accounts receivable	205,229	2,794,040
Inventory	2,023,786	—
Prepaid expenses and other current assets	1,435,394	630,657

Total current assets	89,458,359	26,600,506
Equipment, net	1,464,484	178,168
Idle equipment, net	2,738,898	2,844,718
Goodwill	2,715,000	2,715,000
Other intangible assets:
Licenses	1,900,000	1,900,000
Acquired product rights	9,050,000	9,050,000
Accumulated amortization	(6,481,269)	(5,753,502)

Total other intangible assets	4,468,731	5,196,498
Other assets	235,268	470,535

Total assets	$101,080,740	$38,005,425

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$13,076,126	$10,415,981
Notes payable, current maturities	8,000,000	7,333,333
Deferred revenue, current	842,792	2,927,088
Derivative liabilities	12,579,418	4,315,183

Total current liabilities	34,498,336	24,991,585
Notes payable, less current maturities	6,091,296	11,844,706
Deferred revenue, long-term	5,647,989	1,281,485
Other long-term liabilities	700,000	700,000

Total liabilities	46,937,621	38,817,776
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,139,000 and 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock outstanding at September 30, 2014 and December 31, 2013, respectively.	2,139	2,709
Common Stock, $.001 par value; 75,000,000 shares authorized; 50,584,518 and 38,204,384 shares issued; 50,569,027 and 38,188,893 shares outstanding at September 30, 2014 and December 31, 2013, respectively	50,585	38,204
Additional paid-in capital	242,022,624	150,506,927
Treasury stock, at cost, 15,491 shares	(47,183)	(47,183)
Accumulated deficit	(187,885,046)	(151,313,008)

Total stockholders’ equity (deficit)	54,143,119	(812,351)

Total liabilities and stockholders’ equity (deficit)	$101,080,740	$38,005,425

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product royalties	$11,832	$924,272	$1,857,920	$1,779,373
Research and development reimbursements	1,297,761	—	12,067,324	—
Contract revenues	512,774	2,072,590	22,471,502	5,603,516

Total Revenues:	1,822,367	2,996,862	36,396,746	7,382,889

Cost of sales	462,802	643,486	1,875,365	1,708,693

Expenses:
Research and development	6,769,698	16,387,194	29,375,895	41,177,577
Selling, general and administrative	13,648,648	3,049,005	25,532,632	9,099,515

Total Expenses:	20,418,346	19,436,199	54,908,527	50,277,092

Loss from operations	(19,058,781)	(17,082,823)	(20,387,146)	(44,602,896)
Interest expense, net	(514,718)	(450,328)	(1,588,736)	(281,812)
Derivative (loss) gain	(5,684,893)	(917,863)	(14,630,675)	499,671
Other income (expense), net	2,134	(35,433)	34,519	(154,061)

Net loss before taxes	(25,256,258)	(18,486,447)	(36,572,038)	(44,539,098)

Income tax expense	—	—	—	(85,000)
Net loss attributable to common stockholders	$(25,256,258)	$(18,486,447)	$(36,572,038)	$(44,624,098)

Basic earnings per share:	$(0.51)	$(0.49)	$(0.77)	$(1.18)

Diluted earnings per share:	$(0.51)	$(0.49)	$(0.77)	$(1.18)

Weighted average common stock shares outstanding:	49,555,815	38,076,606	47,391,040	37,864,248

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER, 30, 2014

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balances, January 1, 2014	2,709,300	$2,709	38,204,384	$38,204	$150,506,927	$(47,183)	$(151,313,008)	$(812,351)
Stock-based compensation	—	—	—	—	4,857,230	—	—	4,857,230
Restricted stock awards	—	—	473,893	474	(474)	—	—	—
Exercise of stock options	—	—	1,331,063	1,331	4,571,588	—	—	4,572,919
Exercise of warrants	—	—	1,099,012	1,099	4,929,697	—	—	4,930,796
Cashless exercise of warrants	—	—	218,367	219	(219)	—	—	—
Shares issued pursuant to registered direct offering, net	—	—	7,500,000	7,500	58,173,672	—	—	58,181,172
Shares issued pursuant to an at the market offering, net	—	—	1,187,499	1,188	12,535,426	—	—	12,536,614
Warrant derivative liability reclassified to equity	—	—	—	—	6,366,440	—	—	6,366,440
Short swing profit return	—	—	—	—	82,337	—	—	82,337
Conversion of preferred shares to common shares	(570,300)	(570)	570,300	570	—	—	—	—
Net loss	—	—	—	—	—	—	(36,572,038)	(36,572,038)

Balances, September 30, 2014	2,139,000	$2,139	50,584,518	$50,585	$242,022,624	$(47,183)	$(187,885,046)	$54,143,119

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(36,572,038)	$(44,624,098)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	783,127	936,231
Debt costs	481,858	101,975
Derivative loss (gain)	14,630,675	(499,671)
Purchase of Arcion license with common stock	—	2,072,136
Stock-based compensation expense	4,857,230	2,487,730
Changes in assets and liabilities:
Accounts receivable	2,588,811	(364,636)
Inventory	(2,023,786)	—
Prepaid expenses and other assets	(804,738)	(131,660)
Accounts payable and accrued liabilities	2,977,872	299,974
Income tax payable	—	85,000
Deferred revenue	2,282,208	(5,303,516)

Net cash flows from operating activities	(10,798,781)	(44,940,535)

Investing activities:
Purchase of equipment	(1,553,583)	(5,521)

Net cash flows from investing activities	(1,553,583)	(5,521)

Financing activities:
Proceeds from sale of common stock	70,717,786	—
Proceeds from exercise of stock options	4,572,919	347,434
Proceeds from notes payable and warrants	—	20,000,000
Deferred financing fees	—	(224,917)
Proceeds from exercise of common stock warrants	4,930,796	—
Payment of notes payable	(5,333,333)	—
Return of short swing profits	82,337	—
Change in amounts due to related parties	—	(69,706)

Net cash flows from financing activities	74,970,505	20,052,811

Net change in cash and cash equivalents	62,618,141	(24,893,245)
Cash and cash equivalents at beginning of period	23,175,809	63,189,307

Cash and cash equivalents at end of period	$85,793,950	$38,296,062

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation:

Overview:

The accompanying unaudited condensed consolidated financial statements of BioDelivery Sciences International, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Arius Pharmaceuticals, Inc., a Delaware corporation (“Arius One”), and Arius Two, Inc., a Delaware corporation (“Arius Two”), and its majority-owned, inactive subsidiary, Bioral Nutrient Delivery, LLC, a Delaware limited liability company (“BND”, together with Arius One and Arius Two, collectively, the “Company” or “we”, “us” or similar terminology) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014, and for all periods presented, have been made. All intercompany accounts and transactions have been eliminated.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 14, 2014 (the “2013 Annual Report”). The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all information and notes required by GAAP for complete financial statements. The Company has reclassified certain amounts within expenses in the Statements of Operations for the three and nine month periods ended September 30, 2013 as well as certain amounts within cash flows from operating activities in the Statements of Cash Flows for the nine months ended September 30, 2013 to conform to the current year presentation. These reclassifications had no effect on the measurement of total expenses, loss from operations, or net loss attributable to common stockholders or aggregate cash flows from operating, investing or financing activities.

The Company is a specialty pharmaceutical company that is leveraging its novel and proprietary patented drug delivery technologies to develop and commercialize, either on its own or in partnerships with third parties, new applications of proven therapeutics. The Company is focusing on developing products to meet unmet patient needs in the areas of pain management and addiction.

The Company’s franchise currently consists of four products or product candidates, three of which utilize the Company’s patented BioErodible MucoAdhesive (“BEMA”) drug delivery technology, a thin film applied to the inner lining of the cheek. ONSOLIS® (fentanyl buccal soluble film) is approved in the U.S., Canada, EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant, adult patients with cancer. The commercial rights to ONSOLIS® are licensed to Meda AB (“Meda”) for all territories worldwide except for Taiwan (licensed to TTY Biopharm Co. Ltd. (“TTY”)) and South Korea (licensed to Kunwha Pharmaceutical Co., Ltd. (“Kunwha”)).

The Company’s second product using the BEMA® technology is BUNAVAIL™ (buprenorphine and naloxone) buccal film, which was approved by the U.S. Food and Drug Administration (“FDA”) in June 2014 for the maintenance treatment of opioid dependence. The Company is commercializing BUNAVAIL™ with a launch scheduled for fourth quarter 2014. As with all other buprenorphine containing products for opioid dependence, the approval of BUNAVAIL™ carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL™ on QT prolongation (i.e., an abnormal lengthening of the heartbeat). The clinical study results must be reported to the FDA by the end of 2016.

The Company’s third product using the BEMA® technology, BEMA® Buprenorphine, is for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate and is licensed on a worldwide basis to Endo Health Solutions, Inc. (“Endo”). Positive study results for two pivotal Phase 3 trials for this product were reported by the Company in January and July 2014. In August 2014, the Company announced that, along with Endo, it engaged in a positive pre-New Drug Application (“NDA”) meeting with the FDA regarding its BEMA® Buprenorphine product.

The Company’s fourth product is Clonidine Topical Gel, which is currently in Phase 3 development for the treatment of painful diabetic neuropathy (“PDN”), which was licensed from Arcion Therapeutics, Inc. (“Arcion”) in March 2013. In June 2014, the Company announced the completion of patient enrollment for the Company’s Phase 3 study of Clonidine Topical Gel. In August 2014, the Company announced that it had completed a pre-specified interim analysis of the ongoing initial pivotal Phase 3 trial for Clonidine Topical Gel.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation (continued):

The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2013 Annual Report.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Inventory

The Company utilizes contract manufacturers in all phases of the creation of BUNAVAIL™. At September 30, 2014, inventory includes the cost of raw materials, work in process and finished goods at the Company’s contract manufacturer and third party logistics provider related to the pending launch of BUNAVAIL™. Inventory is stated at the lower of cost or market using the specific identification method, and cost is determined on a first-in, first-out basis. As of September 30, 2014, inventory is composed of $0.4 million of raw materials, $0.3 million of work in process and $1.3 million of finished goods.

Equipment

Office and Manufacturing equipment are carried at cost less accumulated depreciation, which is computed on a straight-line basis over their estimated useful lives, generally three to ten years.

Due to the postponement of the U.S. re-launch of ONSOLIS® (see note 3), related manufacturing equipment, net, totaling $2.7 million has been deemed idle, and has been reclassified to idle equipment, net in the accompanying condensed consolidated balance sheets. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment of this equipment during the nine months ended September 30, 2014.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation (continued):

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

2. Liquidity and management’s plans:

Since inception, the Company has financed its operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of its worldwide license and development agreement with Meda regarding ONSOLIS® and revenue generated as a result of its January 2012 agreement with Endo regarding its BEMA® Buprenorphine product candidate. The Company intends to finance its research and development, commercialization and working capital needs from existing cash, royalty revenue, potential sales revenue from the commercialization of BUNAVAIL™, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding Common Stock options and warrants to purchase Common Stock.

Significant new financing and operating sources during the nine months ended September 30, 2014 consisted of:

•	approximately $58.2 million in net proceeds from certain institutional investors related to a definitive securities purchase agreement (see note 9);

•	approximately $12.5 million in net proceeds from an “at-the-market” offering program utilizing the Company’s universal shelf registration (see note 9);

•	approximately $22.3 million in contract revenue under the Endo agreement (see note 4);

•	approximately $12.1 million in research and development reimbursements under the Endo agreement (see note 4);

•	approximately $4.6 million from the exercise of stock options; and

•	approximately $4.9 million from the exercise of warrants.

Significant new financing and operating sources during the year ended December 31, 2013 consisted of:

•	approximately $19.8 million in net proceeds from a secured loan facility from MidCap Financial SBIC, LP, as agent and lender (“MidCap”) (see note 7);

•	approximately $2.8 million in research and development reimbursements under the Endo agreement;

•	approximately $1.8 million in net royalties under the Meda agreements;

•	approximately $0.3 million in contract revenue from licensing and supply agreement (see note 6); and

•	approximately $0.4 million from the exercise of stock options and warrants.

At September 30, 2014, the Company had cash and cash equivalents of approximately $85.8 million. The Company used $10.8 million of cash from operations during the nine months ended September 30, 2014. The Company believes that existing cash as of the date of this Quarterly Report, combined with anticipated revenues associated with the commercialization of BUNAVAIL™ and anticipated regulatory milestone payments from Endo relating to BEMA® Buprenorphine will be sufficient to fully fund the Company’s planned level of operations through the end of 2015. Included in the Company’s planned level of operations are: (i) commercialization activities for BUNAVAIL™ (ii) support of Endo’s activities with BEMA® Buprenorphine relating to NDA compilation, submission and review, (iii) the clinical development of Clonidine Topical Gel, (iv) the final regulatory activities required for the resubmission of ONSOLIS® regulatory package for product reintroduction and (v) funding of general working capital requirements. Additional capital may be required to support these efforts as well as potential new product acquisitions or in-licenses, and the ability to scale up or reduce personnel and associated costs are factors considered by management throughout the product development and commercialization life cycle. However, available capital may be consumed more rapidly than currently anticipated, resulting in the need for additional funding, and there is a risk that additional funding, when and if required, may not be available at commercially favorable terms, if at all.

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

The Company determined that upon inception of both the U.S. and EU Meda arrangements, all deliverables are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda that were related to these deliverables were recorded as deferred revenue. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue, which included $5.0 million in milestones received during the year ended December 31, 2012. At September 30, 2014, there was remaining deferred revenue of $0.9 million which was related to the Meda research and development services. As time progresses, the Company will on a quarterly basis continue to estimate the time required for ongoing obligations, and adjust the remaining deferred revenue accordingly.

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. The Company earned $1.9 million and $1.8 million in product royalty revenue for the nine months ended September 30, 2014 and 2013, respectively. The Company has incurred cost of sales related to the ONSOLIS® product of approximately $1.9 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively, which included minimum royalty expenses that the Company is obligated to pay CDC IV, LLC (“CDC”) and NB Athyrium LLC (“Athyrium”) regardless of actual sales.

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

On March 12, 2012, the Company announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide Risk Evaluation and Mitigation Strategy (“REMS”) until the product formulation could be modified to address two appearance-related issues raised by the FDA during an inspection of the manufacturing facility of the Company’s North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (“Aveva”). Specifically, the FDA identified the formation of microscopic crystals and a fading of the color in the mucoadhesive layer during the 24-month shelf life of the product. While these changes do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and product specification before additional product can be manufactured and distributed.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Meda License, Development and Supply Agreements (continued):

The source of microcrystal formation and the potential for fading of ONSOLIS® was found to be specific to a buffer used in its formulation. This buffer and the coloring agent have both been removed in the reformulated product. As such, the Company believes the appearance issues have been resolved. The Company now has 9 months of product stability data on this formulation that shows no signs of microcrystal formation or color changes. The Company has prepared the necessary regulatory documentation that it believes the FDA will need to approve this change. The Company is working with its commercial partner, MEDA, who is responsible for the NDA and all regulatory filings including the one involving this matter. MEDA is in control of determining when this documentation will be submitted to the FDA. Once submitted, the FDA’s review of the application may take up to 6 months.

On May 21, 2012, the Company announced receipt of a pre-launch milestone payment of $2.5 million from Meda in conjunction with the first country registration and pricing approval for BREAKYL™. A final milestone payment related to the EU of $2.5 million was received at the time of commercial launch, which occurred in October 2012. BREAKYL™ is commercialized in the EU by Meda.

On September 13, 2012, the Company executed a Manufacturing, Supply, and License Agreement, effective April 26, 2012, with Lohmann Therapie-Systeme AG (“LTS”), under which LTS will manufacture and supply the Company its BREAKYL™ product for distribution outside of the U.S. and Canada. The Company is required to supply the BREAKYL™ product to Meda, Kunwha and TTY pursuant to its obligations under certain license and supply agreements under which Meda, Kunwha, and TTY develop and commercialize the BREAKYL™ product. In conjunction with the agreement, LTS has waived all royalties on products that it will produce. This does not preclude royalties that the Company would owe to LTS if the Company produces BREAKYL™ with another company.

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

Pursuant to the Endo Agreement, the Company has received (or expects to receive upon satisfaction of applicable conditions) the following payments (some portion(s) of which will be utilized by the Company to support its development obligations under the Endo Agreement with respect to BEMA® Buprenorphine):

•	$30 million non-refundable upfront license fee (received January 17, 2012);

•	$15 million for enhancement of intellectual property rights (earned in May 2012);

•	$20 million for full enrollment in two clinical trials ($10 million earned in January 2014 and $10 million earned in June 2014);

•	$10 million upon FDA acceptance of filing NDA;

•	up to $50 million upon regulatory approval;

•	up to an aggregate of $55 million based on the achievement of four separate post-approval sales thresholds; and

•	sales-based royalties in a particular percentage range on U.S. sales of BEMA® Buprenorphine, and royalties in a lesser range on sales outside the United States, subject to certain restrictions and adjustments.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Endo License and Development Agreement (continued):

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

Based on this analysis, $15.6 million of the up-front license fee was allocated to the license (which was estimated to have a value significantly in excess of $30 million), and $14.4 million to clinical development services (which is inclusive of the cost of CTM). Although the intellectual property component was considered a separate deliverable, no distinct amount of the up-front payment was assigned to this deliverable because the Company determined the deliverable to be perfunctory. The amount allocated to the license was recognized as revenue in January 2012. The portion of the upfront license fee allocated to the clinical development services deliverable of $14.4 million is being recognized as those services are performed. The Company estimates that such clinical development services will extend into the first half of 2015. Based on the estimated proportion of those services performed through September 30, 2014, $5.2 million was recognized as revenue in fiscal year 2012, $6.3 million was recognized as revenue in fiscal year 2013 and $2.3 million was recognized as contract revenue during the nine months ended September 30, 2014 in the accompanying condensed statements of operations. As a result, $0.6 million remains deferred at September 30, 2014.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Endo License and Development Agreement (continued):

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

On June 25, 2014, the database for the pivotal Phase 3 efficacy study of BEMA® Buprenorphine in opioid-experienced patients was locked. As a result, the locking of the database triggered a $10 million milestone payment from Endo per the Company’s license agreement. Such payment was received during July 2014 and has been recorded as contract revenue in the accompanying 2014 condensed consolidated statement of operations.

In August 2014, the Company announced that along with Endo, it engaged in a positive pre-NDA meeting with the FDA regarding the BEMA® Buprenorphine product.

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

Beginning in March 2014, total reimbursable contractor costs exceeded a set threshold, at which point all such expenses are to be borne at a rate of 50% by Endo and 50% by the Company. In connection with the Endo Agreement, Endo has continued to reimburse the Company for 100% of such costs, with 50% thereof to be taken as a credit against potential future milestones associated with achievement of certain regulatory events. At September 30, 2014, the Company has recorded $4.8 million of such prepayments, as deferred revenue, long term in the accompanying condensed consolidated balance sheet. During the nine months ended September 30, 2014, the Company recognized $12.1 million of reimbursable expenses related to its Endo agreement, which is recorded as revenue and shown as research and development reimbursements on the accompanying condensed consolidated statements of operations.

5. Arcion License Agreement:

On March 26, 2013, the Company entered into a definitive Exclusive License Agreement (the “Arcion Agreement”) with Arcion pursuant to which Arcion agreed to grant to the Company an exclusive commercial world-wide license, with rights of sublicense, under certain patent and other intellectual property rights related to in-process research and development to develop, manufacture, market, and sell gel products containing clonidine (or a derivative thereof), alone or in combination with other active ingredients, for topical administration for the treatment of PDN and other indications (the “Arcion Products”).

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

In conjunction with this transaction, the March 2013 payment to Arcion of $2.1 million in unregistered Common Stock was for in-process research and development and has been recorded as research and development expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2013.

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

This will extend patient enrollment until year-end with top-line results expected near the end of the first quarter of 2015.

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

TTY License and Supply Agreement

On October 7, 2010, the Company announced a license and supply agreement with TTY for the exclusive rights to develop and commercialize BEMA® Fentanyl in the Republic of China, Taiwan. The agreement results in potential milestone payments to the Company of up to $1.3 million, which includes an upfront payment of $0.3 million, which was recorded as contract revenue in 2010. In addition, the Company will receive an ongoing royalty based on net sales. TTY will be responsible for the regulatory filing of BEMA® Fentanyl in Taiwan as well as future commercialization in that territory. The term of the agreement with TTY is for the period from October 4, 2010 until the date 15 years after first commercial sale unless the agreement is extended in writing or earlier terminated as provided for in the agreement.

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

7. MidCap Secured Loan Facility:

On July 5, 2013, the Company entered into a $20 million secured loan facility (the “Loan Transaction” and such loan, the “Loan”) with MidCap as agent and lender pursuant to the terms and conditions of the Credit and Security Agreement, dated as of July 5, 2013 (as amended on July 3, 2014 with an effective date of June 29, 2014), among the Borrowers and MidCap (the “Credit Agreement”). The Company received net proceeds in the aggregate amount of $19.8 million and has and will use the Loan proceeds for general corporate purposes or other activities of the Borrower permitted under the Credit Agreement.

In addition, pursuant to the Loan Transaction, the Company issued to MidCap a warrant (the “MidCap Warrant”) to purchase 357,356 unregistered shares of Common Stock, which warrant has an exercise price of $4.20 per share, the 20-day volume-weighted average share price of the Common Stock prior to the closing of the Loan. The MidCap Warrant is exercisable for a term of five years and contains cashless exercise provisions and customary, anti-dilution protection provisions. The proceeds of the secured loan facility were allocated to the note payable and Midcap warrants (which qualified for equity accounting) based on their relative fair values, as follows:

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

The Loan has a term of 36 months with interest only payments until February 1, 2014. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at September 30, 2014 and December 31, 2013). Upon execution of the Credit Agreement, the Company paid to MidCap a closing fee of 0.5% of the aggregate Loan amount. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 3.5% of the aggregate Loan amount. The 3.5% exit fee has been recorded as deferred loan costs, the current portion of which is included in prepaid expenses and other current assets and the long-term portion in other assets. Additionally, the liability associated with the exit fee has been recorded in other long-term liability in the accompanying condensed consolidated balance sheets. The assets associated with this exit fee are accreted to interest expense through the maturity of the Midcap Loan. In addition, the Company may prepay all or any portion of the Loan at any time subject to a prepayment premium of: (i) 5% of the Loan amount prepaid in the first year of the Loan and (ii) 3% of the Loan amount prepaid in each year thereafter.

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

The balance of the secured loan facility due to MidCap as of September 30, 2014 is $14.7 million, and is recorded in the accompanying condensed consolidated balance sheet, net of unamortized discount of $0.6 million. Effective June 29, 2014, the Company and MidCap amended the Credit Agreement to (i) remove the failure to receive the database lock payments by June 30, 2014 as an event of default and (ii) delete the ability of the Company to prepay a portion of the Loan with the database lock payments.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. MidCap Secured Loan Facility (continued):

The following table represents future maturities of the MidCap obligation as of September 30, 2014:

Years ending September 30,
2015	8,000,000
2016	6,666,667

Total maturities	14,666,667
Unamortized discount	(575,371)

Total Midcap obligation	$14,091,296

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value
Measurements Using:
Liabilities
Derivative liabilities- free standing warrants	$—	$12,579,418	$—	$12,579,418	$—	$4,315,183	$—	$4,315,183

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using observable inputs (Level 2). The table reflects net gains and losses for all financial liabilities categorized as Level 2 as of September 30, 2014 and December 31, 2013.

	$	Number of Warrants
Liabilities:
Warrant liability as of December 31, 2013	$4,315,183	1,999,436
Decrease due to exercise of warrants	(6,366,440)	(1,099,011)
Increase in fair value of warrants	14,630,675	—

Warrant liability as of September 30, 2014	$12,579,418	900,425

The derivative (loss) gain recognized in the condensed consolidated statements of operations reflects the change in fair value of these warrant liabilities.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stockholders’ Equity:

Stock-based compensation

During the nine months ended September 30, 2014, a total of 152,265 options to purchase Common Stock with an aggregate fair market value of approximately $1 million were granted to Company employees. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period. The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2014 follows:

Expected price volatility	74.7-78.05%
Risk-free interest rate	1.00-1.58%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the nine months ended September 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,192,927	$3.82
Granted in 2014:
Officers and Directors	—	—
Others	152,265	9.41
Exercised	(1,337,878)	3.48
Forfeitures	—	—

Outstanding at September 30, 2014	3,007,314	$4.26	$38,598,170

Options outstanding at September 30, 2014 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	2,059,390	5.25	$3.10
$5.01 – 10.00	905,344	4.01	$6.44
$10.01-15.00	23,744	9.82	$12.44
$15.01-20.00	18,836	9.99	$15.95

	3,007,314			$38,598,170

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stockholders’ Equity (continued):

Options exercisable at September 30, 2014 are as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	1,725,513	4.69	$2.98
$5.01 – 10.00	740,000	2.84	$6.35
$10.01-15.00	—
$15.01-20.00	—

	2,465,513			$32,321,327

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 was $6.77. There were no options granted during the nine months ended September 30, 2014 whose exercise price was lower than the estimated market price of the stock at the grant date. A summary of the status of the Company’s non-vested stock options as of January 1, 2014, and changes during the nine months ended September 30, 2014 is summarized as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2014	614,468
Granted	152,265
Vested	(224,932)
Forfeited	—

Nonvested at September 30, 2014	541,801	$3.33	$6,276,843

As of September 30, 2014, there was approximately $11.3 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2017.

On July 17, 2014, the Company held its 2014 Annual Meeting of Stockholders (the “Annual Meeting”). During the Annual Meeting, stockholders approved the amendment to the Company’s 2011 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan by 2,000,000 shares from 6,800,000 to 8,800,000.

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrants outstanding at September 30, 2014, all of which are exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01 – 5.00	900,425	0.56	$3.12	$12,578,937

During the nine months ended September 30, 2014, approximately 1.1 million shares of Common Stock underlying warrants were exercised for proceeds to the Company of $4.9 million. Also during the nine months ended September 30, 2014, there were 357,356 shares of Common Stock underlying a warrant exercised on a cashless basis, which resulted in a net issuance of 218,367 shares to the warrant holder.

In October, 2014, 0.6 million shares of Common Stock underlying warrants were exercised for proceeds to the Company of approximately $1.9 million.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stockholders’ Equity (continued):

Common Stock

In November 2013, the Company filed a shelf registration statement which registered up to $75 million of the Company’s securities for potential future issuance, and such registration statement was declared effective on December 18, 2013. Concurrent with the filing of such registration statement, the Company established an “at-the-market” offering program utilizing the universal shelf registration for up to $15 million of Common Stock. Cantor Fitzgerald & Co. is the placement agent for such offering program. In January 2014, the Company sold 658,489 shares of Common Stock under such offering program for approximate net proceeds of $3.9 million. In September and October 2014, the Company sold 529,010 and 116,911 shares of Common Stock, respectively, under such offering program for approximate net proceeds of $8.6 million and $1.9 million, respectively.

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

During the nine months ended September 30, 2014, Company employees, directors and affiliates exercised approximately 1.3 million stock options, with net proceeds to the Company of approximately $4.6 million.

Preferred Stock

The Company has authorized five million “blank check” shares of $.001 par value convertible preferred stock. During the nine months ended September 30, 2014, 570,300 shares of Series A Preferred stock converted to common stock. At September 30, 2014, 2,139,000 shares of Series A Preferred were outstanding.

Earnings Per Share

During the nine months ended September 30, 2014 and 2013, outstanding stock options, warrants and convertible preferred stock of 6 million and 9.2 million, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Recovery of Stockholder Short Swing Profit

In February 2014, three executive officers of the Company paid a total of approximately $0.08 million to the Company, representing the disgorgement of short swing profits under Section 16(b) under the Exchange Act. The amount was recorded as additional paid-in capital.

Restricted Stock Units

During the nine months ended September 30, 2014, a total of 995,619 RSUs were granted to members of the Company’s senior management, with a fair market value of approximately $8.8 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years.

During the nine months ended September 30, 2014, a total of 110,000 RSUs were granted to members of the Company’s board of directors, with a fair market value of approximately $1.5 million. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over one year. Additionally, there were 15,000 RSUs granted to two new board members, with a market value of approximately $0.2 million. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in 2015.

Also during the nine months ended September 30, 2014, the following RSUs vested; 1) a total of 359,446 RSUs that were previously granted in 2013 to members of the Company’s senior management with a fair market value of approximately $3.2 million, 2) a total of 55,000 RSUs that were previously granted in 2013 to members of the Company’s board of directors with a fair market value of approximately $0.7 million and 3) a total of 55,000 RSUs that were granted in 2014 to members of the Company’s board of directors with a fair market value of approximately $0.7 million. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended.

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

The term of the LTIP began with the Company’s fiscal year ended December 31, 2012 and lasts through the fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (with 100,000 Performance RSUs being reserved for future hires). The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of revenue by the Company, as reported in its Annual Report on Form 10-K. During the nine months ended September 30, 2014, a total of 4,447 RSUs vested, subject to performance criteria.

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

Importantly, in the case of MonoSol’s ’588 Patent, at the conclusion of the reexamination proceedings (and its appeals process), on April 17, 2014, the PTAB issued a Decision on Appeal affirming the Examiner’s rejection (and confirming the invalidity) of all the claims of the ’588 Patent. MonoSol did not request a rehearing by the May 17, 2014 due date for making such a request and did not further appeal the Decision to the Federal Court of Appeals by the June 17, 2014 due date for making such an appeal. Subsequently, on August 5, 2014, the USPTO issued a Certificate of Reexamination cancelling the ‘588 Patent claims.

Based on the Company’s original assertion that its proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the USPTO, the Company remains very confident in its original stated position regarding this matter. Thus far, the Company has proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, the possibility exists that the stay on the case could be lifted. If this occurs, the Company will continue to defend this case vigorously and seek a dismissal, but ultimately, the Company anticipates that MonoSol’s claims against the Company will be rejected.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Commitments and contingencies (continued):

On January 31, 2014, the Company filed in Court a motion for stay pending the outcome of the inter partes review proceedings. The Court scheduled a hearing on the motion to dismiss and motion to stay had been scheduled for April 25, 2014. At the Court hearing, both the RB Plaintiffs and the Company had the opportunity to present arguments to the Court on the pending motions.

On May 21, 2014 the Court granted the Company’s motion to dismiss. In doing so, the Court dismissed the case in its entirety. The RB Plaintiffs did not appeal the Court Decision by the June 21, 2014 due date and therefore, the dismissal will stand and the RB Plaintiffs lose the ability to challenge the Court Decision in the future. The possibility exists, however, that the RB Plaintiffs could file another suit alleging infringement of the ‘832 Patent. If this occurs, based on the Company’s original position that its BUNAVAIL™ product does not infringe the ‘832 Patent, the Company would defend the case vigorously (as the Company has done so previously), and the Company anticipates that such claims against the Company ultimately would be rejected.

On September 20, 2014, based upon the Company’s position and belief that its BUNAVAIL™ product does not infringe any patents owned by the RB Plaintiffs, the Company proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North Carolina, requesting the Court to make a determination that the Company’s BUNAVAIL™ product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the DJ Action, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and all challenged claims were rejected for both anticipation and obviousness. For the ‘080 Patent, all claims remain rejected in an inter partes reexamination and the reexamination is currently in the appeals process, with the oral hearing scheduled for November 5, 2014. For the ‘378 Patent, an IPR was filed on June 1, 2014. As in prior litigation proceedings, the Company believes these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude.

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and its commercial partner) relating to the Company’s BUNAVAIL™ product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL™, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent (U.S. Patent No. 8,765,167) (‘167 Patent). As with prior actions by the RB Plaintiffs, the Company believes this is another anticompetitive attempt by the RB Plaintiffs to distract the Company’s efforts from commercializing BUNAVAIL™. The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. In this regard, on October 28, 2014, the Company recently filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid.

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

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Product Royalty Revenues. We recognized $0.01 million and $0.9 million in product royalty revenue during the three months ended September 30, 2014 and 2013, respectively, under our license agreement with Meda AB (“Meda”). The product royalty revenues can be attributed to a percentage of net sales revenue of the BREAKYL™ product under our license agreement with Meda. The decrease in product royalty revenues during the three months ended September 30, 2014 can be attributed to lower BREAKYL™ sales during the third quarter 2014 as compared to the third quarter of 2013.

Research and Development Reimbursements. We recognized $1.3 million of reimbursable revenue related to our agreement with Endo Health Solutions, Inc. (“Endo”) during the three months ended September 30, 2014. There was no such reimbursable revenue in the corresponding period of 2013. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceeds $45 million that are related to the Buprenorphine chronic pain program and are reimbursable from Endo.

Contract Revenues. We recognized a total of $0.5 million and $2.1 million in related deferred contract revenue during the three months ended September 30, 2014 and 2013, respectively, the majority of which relate to the Endo license agreement as well as $0.3 million in contract revenue during the three months ended September 30, 2013 under the TTY Biopharm Co. Ltd. (“TTY”) agreement. The decrease in contract revenues during the three months ended September 30, 2014 can be attributed to lower research and development spending during the third quarter 2014 as compared to the third quarter of 2013.

Cost of Sales. We recognized $0.5 million and $0.6 million in cost of sales during each of the three months ended September 30, 2014 and 2013, respectively. Both periods include minimum quarterly payments to CDC and BREAKYL™ cost of sales.

Research and Development Expenses. During the three months ended September 30, 2014 and 2013, research and development expenses totaled $6.8 million and $16.4 million, respectively. Our scientific staff continues to work toward development and application of our BEMA® delivery technology, which includes ONSOLIS®, BEMA® Buprenorphine for chronic pain and BUNAVAIL™ for the treatment of opioid dependence. Research and development expenses generally include contractor services, compensation for scientific personnel and other costs directly related to the development and application of drug technologies. Research and Development expenses decreased during the three months ended September 30, 2014 because the BEMA® Buprenorphine study for Opioid Naïve patients was finished in early 2014. In addition, BUNAVAIL™ clinical trials were completed prior to 2014.

Selling, General and Administrative Expenses. During the three months ended September 30, 2014 and 2013, selling, general and administrative expenses totaled $13.6 million and $3 million, respectively. Selling, general and administrative costs include commercialization costs anticipating the BUNAVAIL™ launch, legal, accounting and management wages, and consulting and professional fees, travel costs, and stock compensation expenses. The increase in selling, general and administrative expenses during the three months ended September 30, 2014 can be attributed to marketing and sales expenses in preparation for the launch of BUNAVAIL™, U.S. Food and Drug Administration (“FDA”) product fees and patent expense in the third quarter of 2014.

Interest expense, net. During the three months ended September 30, 2014 we had net interest expense of $0.5 million, consisting of $0.35 million of scheduled interest payments and $0.16 million of related amortization of discount and loan costs related to the July 2013 long term debt secured loan facility. During the three months ended September 30, 2013 we had net interest expense of $0.5 million, consisting of $0.4 million of scheduled interest payments and $0.1 million of related amortization of discount and loan costs related to the July 2013 long term debt secured loan facility, offset by interest income of $0.01 million.

Derivative (loss) gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the three months ended September 30, 2014, our stock price increased, which is the largest component of the Black-Scholes change. As a result, our derivative liability also increased, resulting in a $5.7 million charge to income. During the three months ended September 30, 2013, our stock price also increased, and the volatility used in the calculation increased. As a result, our warrant liability increased, resulting in a $0.9 million charge to income.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Product Royalty Revenues. We recognized $1.9 million and $1.8 million in product royalty revenue during the nine months ended September 30, 2014 and 2013, respectively, under our license agreement with Meda. Product royalty revenue is earned through sales of BREAKYL™ in Europe.

Research and Development Reimbursements. We recognized $12.1 million of reimbursable revenue related to our agreement with Endo during the nine months ended September 30, 2014. There was no such reimbursable revenue in the corresponding period of 2013. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceeds $45 million that are related to the Buprenorphine chronic pain program and reimbursable from Endo.

Contract Revenues. We recognized a total of $22.5 million and $5.6 million in contract revenue during the nine months ended September 30, 2014 and 2013, respectively, the majority of which relate to the milestones in connection with the Endo license agreement as well as $0.3 million in contract revenue during the nine months ended September 30, 2013 under the TTY agreement. The increase in contract revenues during the nine months ended September 30, 2014 can be attributed to two $10 million milestone payments received from Endo regarding two Phase 3 study database locks associated with the BEMA® Buprenorphine chronic pain program with Endo.

Cost of Sales. We recognized $1.9 million and $1.7 million in cost of sales during the nine months ended September 30, 2014 and 2013, respectively. Both periods include minimum quarterly payments to CDC and the 2013 period also includes cost of sales in support of the commercial launch of BREAKYL™. The increase in cost of sales during the nine months ended September 30, 2014 can be attributed to the addition of BUNAVAIL™ cost of sales.

Research and Development Expenses. During the nine months ended September 30, 2014 and 2013, research and development expenses totaled $29.4 million and $41.2 million, respectively. Contributing to the lower 2014 expenses were the completion of the BUNAVAIL™ program for the treatment of opioid dependence and compilation of the NDA, and a 2013 charge of $2.1 million for in-process research and development (paid in Common Stock) associated with our license agreement with Arcion Therapeutics, Inc. (“Arcion”). Our scientific staff continues to work toward development and application of our BEMA® delivery technology, particularly with respect to ONSOLIS®, BEMA® Buprenorphine for chronic pain and BUNAVAIL™ for the treatment of opioid dependence. Research and development expenses generally include compensation for scientific personnel, research supplies, facility rent, manufacturing equipment depreciation and a portion of overhead operating expenses and other costs directly related to the development and application of the BEMA® drug delivery technologies.

Selling, General and Administrative Expenses. During the nine months ended September 30, 2014 and 2013, selling, general and administrative expenses totaled $25.5 million and $9.1 million, respectively. Selling, general and administrative costs include legal, accounting and management wages, legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. The increase in selling, general and administration expenses can be attributed to BUNAVAIL™ commercialization efforts, FDA product fees and patent costs in 2014.

Interest expense, net. During the nine months ended September 30, 2014 we had net interest expense of $1.6 million, consisting of $1.2 million of scheduled interest payments and $0.5 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap, offset by interest income of $0.07 million. During the nine months ended September 30, 2013, we had net interest expense of $0.3 million, consisting of $0.4 million of scheduled interest payments and $0.1 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap, offset by interest income of $0.2 million.

Derivative (loss) gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the nine months ended September 30, 2014, our stock price increased, which is the largest component of the Black-Scholes change. As a result, our warrant liability also increased, resulting in a $14.6 million charge to income. During the nine months ended September 30, 2013, our stock price decreased. Therefore, our derivative liability decreased, resulting in a $0.5 million gain.

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

At September 30, 2014, we had cash and cash equivalents of approximately $85.8 million. We used $10.8 million of cash from operations during the nine months ended September 30, 2014. We believe that existing cash as of the date of this Quarterly Report, combined with anticipated revenues associated with the commercialization of BUNAVAIL™ and anticipated regulatory milestone payments from Endo relating to BEMA® Buprenorphine will be sufficient to fully fund our planned level of operations through the end of 2015. Included in our planned level of operations are: (i) commercialization activities for BUNAVAIL™ (ii) support of Endo’s activities with BEMA® Buprenorphine relating to NDA compilation, submission and review, (iii) the clinical development of Clonidine Topical Gel, (iv) the final regulatory activities required for the resubmission of ONSOLIS® regulatory package for product reintroduction and (v) funding of general working capital requirements.

Additional capital may be required to support these efforts as well as potential new product acquisitions or in-licenses, and the ability to scale up or reduce personnel and associated costs are factors considered by management throughout the product development and commercialization life cycle. However, available capital may be consumed more rapidly than currently anticipated, resulting in the need for additional funding, and there is a risk that additional funding, when and if required, may not be available at commercially favorable terms, if at all.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$59,611	$59,611	$—	$—	$—
Employment agreements	1,317,141	1,317,141	—	—	—
Secured loan facility	14,666,667	8,000,000	6,666,667	—	—
Interest on secured loan facility	1,274,546	997,262	277,284	—	—
Secured loan exit fee	700,000	—	700,000	—	—
Minimum royalty expenses*	7,875,000	1,500,000	3,000,000	3,000,000	375,000

Total contractual cash obligations**	$25,892,965	$11,874,014	$10,643,951	$3,000,000	$375,000

*	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
**	Endo has worldwide rights to market, upon FDA approval, our BEMA® Buprenorphine product. Under our agreement with Endo, among other deliverables, we are required to conduct and pay for certain specific clinical trials and, in connection with such specific trials, provide clinical trial materials, as outlined in a mutually agreed development plan. The costs for such trials and materials will depend on the size and scope of the specified trials. The Endo agreement does not specify minimums in terms of the cost of the trials, but does provide for a cost sharing arrangement under which we will be responsible for a material amount of such costs, up to a certain threshold, whereupon Endo will be responsible for a significantly less amount of such costs (if any are incurred), up to second threshold amount, and thereafter, costs (if any are incurred) will be shared equally by us and Endo.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, product rights, and licenses, all of which are accounted for based on generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, goodwill is not amortized but is tested annually in December for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired, as discussed below. The carrying value of goodwill at September 30, 2014 was $2.7 million.

We amortize intangibles with limited useful lives based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements or the underlying patents. The carrying value of other amortizing intangible assets at September 30, 2014 was $4.5 million, net of accumulated amortization of $6.5 million. We begin amortizing capitalized intangibles on their date of acquisition.

Impairment Testing

Goodwill is tested for impairment annually in December or more frequently if impairment indicators are present. Our impairment test is performed at the reporting unit level. The Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Testing Goodwill for Impairment”. The update allows us to qualitatively assess whether the fair value of a reporting unit is less than its carrying amount. Should our qualitative impairment assessment not be conclusive, we perform a traditional two-step quantitative impairment test.

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

There were no impairment charges during the nine months ended September 30, 2014 or 2013.

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

Revenue recognition

We periodically enter into license and development agreements to develop and commercialize our products. The arrangements typically are multi-deliverable arrangements that are funded through up-front payments and milestones and covered under generally accepted accounting standards promulgated through ASC Topic 605. We have two major agreements (Meda and Endo) that are described fully in the financial statement notes 3 and 4. We adopted the milestone method of revenue recognition in 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Government T-Bills. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. We may from time to time have amounts on deposit in excess of the insured limits. As of September 30, 2014, we had approximately $85.6 million of cash, which exceed these insured limits.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of the commercial launch of BUNAVAIL™) and royalty or milestone payments, if any, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2013 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Importantly, in the case of MonoSol’s ’588 Patent, at the conclusion of the reexamination proceedings (and its appeals process), on April 17, 2014, the PTAB issued a Decision on Appeal affirming the Examiner’s rejection (and confirming the invalidity) of all the claims of the ’588 Patent. MonoSol did not request a rehearing by the May 17, 2014 due date for making such a request and did not further appeal the Decision to the Federal Court of Appeals by the June 17, 2014 due date for making such an appeal. Subsequently, on August 5, 2014, the USPTO issued a Certificate of Reexamination cancelling the ‘588 Patent claims.

Based on our original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against us while the third has had all claims rejected by the USPTO, we remain very confident in our original stated position regarding this matter. Thus far, we have proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, the possibility exists that the stay on the case could be lifted. If this occurs, we will continue to defend this case vigorously and seek a dismissal, but ultimately, we anticipate that MonoSol’s claims against us will be rejected.

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

On January 15, 2014, we filed a request for inter partes review (IPR) in the USPTO of the ’832 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid.

On January 31, 2014, we filed in Court a motion for stay pending the outcome of the inter partes review proceedings. The Court scheduled a hearing on the motion to dismiss and motion to stay had been scheduled for April 25, 2014. At the Court hearing, both the RB Plaintiffs and we had the opportunity to present arguments to the Court on the pending motions.

On May 21, 2014 the Court granted our motion to dismiss. In doing so, the Court dismissed the case in its entirety. The RB Plaintiffs did not appeal the Court Decision by the June 21, 2014 due date and therefore, the dismissal will stand and the RB Plaintiffs lose the ability to challenge the Court Decision in the future. The possibility exists, however, that the RB Plaintiffs could file another suit alleging infringement of the ‘832 Patent. If this occurs, based on our original position that our BUNAVAIL™ product does not infringe the ‘832 Patent, we would defend the case vigorously (as we have done so previously), and we anticipate that such claims against us ultimately would be rejected.

On September 20, 2014, based upon our position and belief that our BUNAVAIL™ product does not infringe any patents owned by the RB Plaintiffs, we proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North Carolina, requesting the Court to make a determination that our BUNAVAIL™ product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the DJ Action, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and all challenged claims were rejected for both anticipation and obviousness. For the ‘080 Patent, all claims remain rejected in an inter partes reexamination and the reexamination is currently in the appeals process, with the oral hearing scheduled for November 5, 2014. For the ‘378 Patent, an IPR was filed on June 1, 2014. As in prior litigation proceedings, we believe these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude.

On September 22, 2014, the RB Plaintiffs filed an action against us (and our commercial partner) relating to our BUNAVAIL™ product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL™, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent (U.S. Patent No. 8,765,167) (‘167 Patent). As with prior actions by the RB Plaintiffs, we believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL™. We strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. In this regard, on October 28, 2014, we recently filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid.

Item 1A. Risk Factors.

1. The following risk factor is intended to update and replace the risk factor captioned “We will be subject to risks if we seek to develop our own sales force” appearing in the 2013 Annual Report in order to account for our BUNAVAIL™ commercial activities.

BUNAVAIL™ is the first product that we have elected to commercialize. If we are unable to adequately develop, implement, or manage our sales, marketing and distribution capabilities, either on our own or through third parties who perform these functions, our commercialization efforts for BUNAVAIL™ or any future product we may commercialize would not produce the desired results, which would hurt our revenues and results of operations.

Prior to our decision to commercialize BUNAVAIL™, we have relied on third parties to manage sales and marketing efforts for us, including Meda for ONSOLIS® and, if BEMA® Buprenorphine is approved, Endo. We therefore have little experience as a company in commercializing a product, and our sales, marketing and distribution capabilities are new. As such, we may not achieve success in marketing and promoting BUNAVAIL™, or any other products we develop or acquire in the future or products we may commercialize through the exercise of co-promotion rights. Specifically, in order to optimize the commercial potential of BUNAVAIL™, we must execute upon our commercialization plan effectively and efficiently. In addition, we must continually assess and modify our commercialization plan in order to adapt to the promotional response. Further, we must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around BUNAVAIL™ as an appropriate therapy. In addition, we must provide our sales forces with the highest quality training, support, guidance and oversight in order for them to effectively promote BUNAVAIL™. If we fail to perform these commercial functions in the highest quality manner, BUNAVAIL™ will not achieve its maximum commercial potential or any level of success at all. With respect to BUNAVAIL™, we rely on our agreement with Quintiles, who is responsible for providing our sales force on an outsourced basis. Should our relationship with Quintiles deteriorate or if our agreement with Quintiles is terminated, our sales efforts with BUNAVAIL™ would likely suffer materially and we may not be able to keep or reconstitute our sales force. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products, as is the requirement for BUNAVAIL™. The deterioration or loss of our sales force would materially and adversely impact our ability to generate sales revenue, which would hurt our results of operations. Finally, we are competing and expect to compete with other companies that currently have extensive and well-funded marketing and sales operations, and our marketing and sales efforts may be unable to compete against these other companies, which would also hurt our results of operations.

2. The following risk factor is intended to update the risk factor captioned “If users of our products and product candidates are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our proposed formulations or products may be limited and we may not achieve material revenues” appearing in the 2013 Annual Report in order to account for our BUNAVAIL™ commercial activities.

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

The ability of Meda to sell ONSOLIS® and our ability to commercialize BUNAVAIL™ will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Consumers and third-party payers are increasingly challenging the prices charged for drugs and medical services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our drugs.

3. The following risk factor is intended to update the risk factor captioned “Government and other efforts to reform the healthcare industry could have adverse effects on our company, including the inability of users of our current and future approved products to obtain adequate reimbursement from third-party payers, which could lead to diminished market acceptance of, and revenues from, such products” appearing in the 2013 Annual Report in order to account for our BUNAVAIL™ commercial activities.

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

Furthermore, the ability of Meda to sell ONSOLIS® (once it is reformulated and placed back on the market in the U.S. and Canada) and our ability to commercialize BUNAVAIL™ and our product candidates with partners such as Endo or otherwise will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers, managed care, and other organizations and may all result in lower prices for or rejection of our products, which could further have a material adverse effect on our revenues (royalty or otherwise) and results of operations.

4. The following risk factor is intended to update the risk factor captioned “We have limited manufacturing experience and therefore depend on third parties to formulate and manufacture our products. We may not be able to secure or maintain the manufacture of sufficient quantities or at an acceptable cost necessary to successfully commercialize or continue to sell our products” appearing in the 2013 Annual Report in order to account for our BUNAVAIL™ commercial activities.

We have limited manufacturing experience and therefore depend on third parties to formulate and manufacture our products. We may not be able to secure or maintain the manufacture of sufficient quantities or at an acceptable cost necessary to successfully commercialize or continue to sell our products.

Our management’s expertise has primarily been in the areas of research and development, formulation development and clinical trial phases of pharmaceutical product development. Our management’s experience in the manufacturing of pharmaceutical products is more limited and we have limited equipment and no facilities of our own from which these activities could be performed. Therefore, we are fully dependent on third parties for our formulation development, manufacturing and the packaging of our products. This is particularly true with respect to ARx LLC (“ARx”), the primary manufacturer of our approved and commercialized product, BUNAVAIL™. We also rely on Aveva Drug Delivery Systems, Inc. (“Aveva”), the manufacturer of ONSOLIS® in the U.S., and LTS Lohmann Therapie-Systeme AG (“LTS”), the manufacturer for BREAKYL™ in the E.U. This reliance exposes us to the risk of not being able to directly oversee the production and quality of the manufacturing process and provide ample commercial supplies to formulate sufficient product to conduct clinical trials and maintain adequate supplies to meet market demand for our products.

Furthermore, these third party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or any other unforeseeable acts that may delay or limit production, which could leave our commercial partners with inadequate supplies of product to sell, especially when regulatory requirements or customer demand necessitate the need for additional product supplies. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes, and the inability of third party manufacturers like ARx, Aveva and LTS to consistently supply quality product when required would have a material adverse effect on our ability to commercialize and sell our products.

These risks associated with reliance on key third party manufacturers was demonstrated in March 2012, when Meda temporarily suspended distribution of ONSOLIS® following discussions with the FDA regarding certain appearance issues with the product. Specifically, the FDA raised concerns about two appearance issues with ONSOLIS® following an inspection of Aveva’s manufacturing facility. On March 12, 2012, we announced the postponement of the U.S. and Canadian relaunch of ONSOLIS® until the product formulation can be modified to address these issues. Therefore, ONSOLIS® is not currently being marketed in the US and Canada and the relaunch and additional manufacturing of ONSOLIS® for those jurisdictions has been postponed until such product issues have been resolved. Any future manufacturing interruptions or related supply issues could have an adverse effect on our company, including loss of sales and royalty revenue and claims by or against us or our partners for breach of contract.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

The source of microcrystal formation and the potential for fading of ONSOLIS® was found to be specific to a buffer used in its formulation. This buffer and the coloring agent have both been removed in the reformulated product. As such, we believe the appearance issues have been resolved. We now have 9 months of product stability data on this formulation that shows no signs of microcrystal formation or color changes. We have prepared the necessary regulatory documentation that we believe the FDA will need to approve this change. We are working with our commercial partner, MEDA, who is responsible for the NDA and all regulatory filings including the one involving this matter. MEDA is in control of determining when this documentation will be submitted to the FDA. Once submitted, the FDA’s review of the application may take up to 6 months.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: November 5, 2014	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2014	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary and Chief Financial Officer (Principal Accounting Officer)

S-1