Form 10-K
period 2014-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2015-03-16
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31361

BioDelivery Sciences International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2089858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4131 ParkLake Avenue, Suite #225 Raleigh, NC	27612
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 919-582-9050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.001	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $310,944,998 based on the closing sale price of the company’s common stock on such date of $12.07 per share, as reported by the NASDAQ Capital Market.

As of March 12, 2015, there were 52,320,866 shares of company common stock issued and 52,305,375 shares of company common stock outstanding.

BioDelivery Sciences International, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2014

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “BDSI,” the “Company,” “we,” “us” and “our” or similar terms refer to BioDelivery Sciences International, Inc., a Delaware corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report and the documents we have filed with the Securities and Exchange Commission (which we refer to herein as the SEC) that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (or the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	our plans and expectations regarding the timing and outcome of research, development, commercialization, manufacturing, marketing and distribution efforts relating to our BEMA® (as defined below) drug delivery technology platform and any of our approved products or product candidates;

•	the domestic and international regulatory process and related laws, rules and regulations governing our technologies and our approved and proposed products and formulations, including: (i) the timing, status and results of our or our commercial partners’ filings with the U.S. Food and Drug Administration and its foreign equivalents, (ii) the timing, status and results of non-clinical work and clinical studies, including regulatory review thereof and (ii) the heavily regulated industry in which we operate our business generally;

•	our ability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our products and product candidates;

•	our ability, or the ability of our commercial partners, to actually develop, commercialize, manufacture or distribute our products and product candidates, including for BUNAVAIL®, which is the first product we are self-commercializing;

•	our ability to generate commercially viable products and the market acceptance of our BEMA® technology platform and our proposed products and product candidates;

•	our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;

•	our expectations about the potential market sizes and market participation potential for our approved or proposed products;

•	the protection and control afforded by our patents or other intellectual property, and any interest patents or other intellectual property that we license, of our or our partners’ ability to enforce our rights under such owned or licensed patents or other intellectual property;

•	the outcome of ongoing or potential future litigation (and related activities, including inter partes reviews and inter partes reexaminations) or other claims or disputes relating to our business, technologies, products or processes;

•	our expected revenues (including sales, milestone payments and royalty revenues) from our products or product candidates and any related commercial agreements of ours;

•	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to address any regulatory issues that have arisen or may in the future arise;

•	our ability to retain members of our management team and our employees; and

•	competition existing today or that will likely arise in the future.

The foregoing does not represent an exhaustive list of risks that may impact the forward-looking statements used herein or in the documents incorporated by reference herein. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance and related forward-looking statements.

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

Overview

We are a specialty pharmaceutical company that is developing and commercializing, either on our own or in partnerships with third parties, new applications of approved therapeutics to address important unmet medical needs using both proven and new drug delivery technologies. We have developed and are continuing to develop pharmaceutical products aimed principally in the areas of pain management and addiction. We were incorporated in the State of Indiana in 1997 and were reincorporated as a Delaware corporation in 2002.

Our approved products and certain of our product candidates utilize the novel, patent protected and proprietary BioErodible MucoAdhesive (or BEMA®) drug delivery technology, a small, erodible polymer film for application to the buccal mucosa (the lining inside the cheek). Our first U.S. Food and Drug Administration (which we refer to as the FDA) approved product, ONSOLIS® (fentanyl buccal soluble film), as well as our approved product BUNAVAIL® (buprenorphine and naloxone buccal film) and our product candidate, BELBUCA™ (formerly referred to as BEMA® Buprenorphine), utilize our BEMA® technology.

We have worked with other delivery technologies in the past, and as part of our corporate growth strategy, we have licensed, and will continue to seek to acquire or license, additional drug delivery technologies or drugs utilizing the delivery or other technologies of other companies. Clonidine Topical Gel, which we licensed from Arcion Therapeutics (or Arcion) in 2013, and our 2015 agreement with Evonik Corporation (or Evonik) to develop a buprenorphine depot injection formulation, do not utilize the BEMA® technology and allowed us to diversify our portfolio while maintaining a focus in pain and addiction. As we gain access to such technologies, we seek to formulate these technologies with proven, FDA approved therapeutics and utilize our development and commercialization experience to, either by ourselves or through partnerships, navigate the resulting products through the regulatory review process and ultimately bring them to the marketplace.

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

An overview of our approved products and key products in development or awaiting approval is set out below:

BELBUCA™ (BEMA® Buprenorphine) for Chronic Pain

BELBUCA™ is a partial mu-opioid agonist and a potential treatment for the management of pain severe enough to require daily, around the clock, long-term opioid treatment for which alternative treatment options are inadequate. As described further below, our commercial partner for this product has filed a New Drug Application (or NDA) with the FDA for BELBUCA™ and we are awaiting the outcome of the FDA’s review.

In January 2012, we announced the signing of a worldwide licensing and development agreement for BELBUCA™ (which we refer to herein as the Endo Agreement) with Endo Pharmaceuticals, Inc. (or Endo) under which we granted to Endo the exclusive, worldwide rights to develop and commercialize BELBUCA™ for the treatment of chronic pain. The financial terms of our agreement with Endo include: (i) a $30 million upfront, non-refundable license fee, which we received in January 2012; (ii) $95 million in potential milestone payments based on achievement of pre-defined intellectual property, clinical development and regulatory events (some of which we have received); (iii) $55 million in potential sales threshold payments upon achievement of designated sales levels; and (iv) a tiered, mid- to upper-teen royalty on net sales of BELBUCA™ in the United States and a mid- to high-single digit royalty on net sales of BELBUCA™ outside the United States. Endo is one of the premier companies in the area of pain management and has demonstrated significant achievements in the pain space, particularly with the development, launch and commercialization of a portfolio of pain therapeutics including Opana® ER, Lidoderm® and Voltaren® Gel. We believe BELBUCA™ is an excellent fit with Endo’s pain portfolio and will, if approved, add a Schedule III opioid to their branded pain franchise. BELBUCA™ would complement Endo’s pain therapeutics portfolio providing the company with an opportunity to offer a “ladder” of pain products, aligned with pain severity and opioid scheduling. In particular, BELBUCA™ would potentially be aligned with the needs of pain specialists and primary care physicians who seek an alternative to Schedule II opioids for the treatment of moderate to severe chronic pain that is not adequately controlled with commonly prescribed first-line therapies (e.g., NSAIDs).

One of the key intellectual property milestones under our Endo Agreement was achieved in February 2012, when the U.S. Patent and Trademark Office (or USPTO) issued a Notice of Allowance regarding one of our patent applications (No. 13/184306) which, once the patent was granted in April 2012, extended the exclusivity of the BEMA® drug delivery technology for BELBUCA™ (as well as BUNAVAIL®, as discussed below) from 2020 to 2027. As a result, we received a milestone payment from Endo in the amount of $15 million in May 2012, and also related to the issuance of the patent, will receive an additional milestone payment of $20 million at the time of approval of a New Drug Application (or NDA) by the FDA for BELBUCA™ for the treatment of chronic pain. Such amounts are included in the aforementioned $95 million in potential milestone payments based on intellectual property and clinical development and regulatory events.

In May 2012, in close collaboration with Endo, we initiated two Phase 3 clinical studies – one in opioid naïve and one in opioid experienced populations. The Phase 3 clinical trials were enriched-enrollment, double-blind, randomized withdrawal studies to evaluate the efficacy and safety of BELBUCA™ in the treatment of chronic lower back pain in opioid naive and opioid experienced populations. Patients titrated to a well-tolerated, effective dose were randomized to either continue on that dose of BELBUCA™, or receive placebo (BEMA® film with no active drug), with treatment continuing for 12 weeks. The primary efficacy endpoint was the mean change in the daily average pain numerical rating scale (NRS-Pain) scores from baseline (just prior to randomization) to week twelve of the double-blind treatment period. Pain was self-reported daily on an 11-point numeric rating scale (daily NRS; 0=no pain, 10=worst possible pain).

Interim analyses were conducted as part of the Phase 3 protocol in both the opioid naïve and opioid experienced studies to allow for adjustments to the sample size in order to maintain appropriate study power to detect statistically significant differences between BELBUCA™ and placebo. The analyses were conducted by an independent biostatistician. We and Endo announced in September 2013 that, as a result of the interim analyses, no sample size adjustment would be necessary to the opioid naïve study and that additional patients would be added to the ongoing opioid experienced study. The outcomes of the interim analyses were significant because they utilized actual study data to confirm or adjust sample sizes, and importantly, maintain probability of a successful outcome.

On January 23, 2014, we announced with Endo positive top-line results from the Phase 3 efficacy study of BELBUCA™ in opioid-“naïve” subjects. The trial successfully met its primary efficacy endpoint in demonstrating that BELBUCA™ resulted in significantly (p<0.005) improved chronic pain relief compared to placebo. Additional secondary endpoints were supportive of the efficacy of BELBUCA™ compared to placebo. The most commonly reported adverse events in patients treated with BELBUCA™ compared to placebo were nausea (10% vs. 8%, respectively), vomiting (4% vs. 2%, respectively) and constipation (4% vs. 2%, respectively). The locking of the database for the opioid naïve study triggered a $10 million milestone payment from Endo per the terms of the license agreement, which we received in February 2014.

On July 7, 2014, we announced with Endo positive top-line results from the Phase 3 efficacy study of BELBUCA™ in opioid-“experienced” subjects. The trial successfully met its primary efficacy endpoint in demonstrating that BELBUCA™ resulted in significantly (p<0.0001) improved chronic pain relief compared to placebo. Additional secondary endpoints were supportive of the efficacy of BELBUCA™ compared to placebo. The most commonly reported adverse events in patients treated with BELBUCA™ compared to placebo were nausea (7.5% vs. 7.4%, respectively) and vomiting (5.5% vs. 2.3%, respectively). Locking of the database for the opioid experienced study triggered an additional $10 million milestone payment from Endo per the terms of the license agreement, which we received July 2014.

On December 23, 2014, we and Endo announced the NDA submission for BELBUCA™, which was accepted by FDA in February 2015. Acceptance of the filing of the NDA by FDA triggers an additional $10 million milestone payment from Endo, to be received within 60 days of acceptance. BELBUCA™ is subject to a ten month FDA review, which could result in an approval in the fourth quarter of 2015 and allow for product launch in early 2016.

BUNAVAIL® (buprenorphine and naloxone) buccal film

We believe that the widespread use of buprenorphine for the treatment of opioid dependence and the need for improved means of delivery to address existing administration challenges present an additional commercial opportunity. Therefore, we developed a BEMA® formulation of buprenorphine and naloxone specifically for the treatment of opioid dependence. The product combines a “high dose” of buprenorphine along with an abuse deterrent agent, naloxone. BUNAVAIL® provides us with an opportunity to compete in the growing opioid dependence market which, according to Symphony Health, approached $1.8 billion in sales in the U.S in 2014.

In September 2012, we announced the positive outcome of the pivotal pharmacokinetic study comparing BUNAVAIL® to Suboxone® sublingual tablets. The study was designed to compare the relative bioavailability of buprenorphine and naloxone between BUNAVAIL® and the reference product, Suboxone® tablets. The results demonstrated that the two key pharmacokinetic parameters, maximum drug plasma concentration (Cmax) and total drug exposure (AUC), for buprenorphine were comparable to Suboxone® sublingual tablet, and that the same parameters for naloxone were similar or less than Suboxone® tablet. This was followed by initiation of the safety study requested by FDA, assessing the safety and tolerability of BUNAVAIL® in patients converted from a stable dose of Suboxone® (buprenorphine/naloxone) sublingual tablets or films. A total of 249 patients were enrolled in the study, (191 patients completed) which completed in December 2012. Results of the study showed a very favorable safety and tolerability profile along with strong study subject retention and high dose form acceptability ratings. Data showed that over 91% of patients who switched from Suboxone® film or tablets considered the taste of BUNAVAIL® to be very pleasant, pleasant or neutral and over 82%

rated the ease of use of BUNAVAIL® as very easy, easy or neutral. The study also showed a decrease in the incidence of constipation symptoms from 41% at baseline, before conversion of patients from Suboxone tablets or films to BUNAVAIL®, to 13% following 12 weeks of treatment with BUNAVAIL®.

On July 31, 2013, we submitted the NDA for BUNAVAIL® to the FDA for review, and on June 6, 2014, we announced the FDA approval of BUNAVAIL for the maintenance treatment of opioid dependence as part of a complete treatment plan to include counseling and psychosocial support.

Following thorough review and analysis of a variety of commercialization strategies, which included entertaining commercial partnerships, a decision was made to commercialize BUNAVAIL® utilizing both internal and external resources. In March 2014, we announced we had entered into an agreement with Quintiles to support the launch and commercialization of BUNAVAIL®. Under terms of the agreement, Quintiles provides a range of services to support the commercialization of BUNAVAIL® in the U.S., including recruiting and training a field sales force. Separately, we entered into an agreement with Ashfield Market Access to provide managed markets and trade support for BUNAVAIL®. Ashfield Market Access, which is led by industry veterans including those who led GlaxoSmithKline’s managed markets group for more than 20 years, took responsibility for executing a payer strategy aimed at maximizing patient access to BUNAVAIL®.

On November 3, 2014, we announced the availability of BUNAVAIL® in the U.S. where it is being supported by a 60-person field sales force and a full marketing effort targeting the nearly 5,000 physicians who are responsible for approximately 90% of prescriptions for buprenorphine products for the treatment of opioid dependence, according to Symphony Health.

ONSOLIS® (fentanyl buccal soluble film)

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

We granted commercialization and distribution rights for ONSOLIS® on a worldwide basis (except in South Korea and Taiwan) to Meda. Meda’s U.S. subsidiary, Meda Pharmaceuticals, based in Somerset, New Jersey, is a specialty pharmaceutical company that develops, markets and sells branded prescription therapeutics. Meda secured access to additional markets through acquisition of European businesses from Valeant Pharmaceuticals International, Inc., which we refer to herein as Valeant and a joint venture with Valeant covering Australia, Mexico and Canada.

In 2010, we secured commercialization rights for ONSOLIS® for the remaining worldwide territories through execution of licensing agreements with KUNWHA Pharmaceutical Co., Ltd. (or Kunwha), for South Korea and TTY Biopharm Co., Ltd. (or TTY) for Taiwan where the product will be marketed as PAINKYL™.

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

On December 29, 2011, the FDA approved a “class-wide” REMS program covering all transmucosal fentanyl products under a single risk management program. The program, which is referred to as the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program, was designed to ensure informed risk-benefit decisions before initiating treatment with a transmucosal fentanyl product, and while patients are on treatment, to ensure appropriate use. The TIRF REMS program was implemented in March 2012. The approved program covers all marketed transmucosal fentanyl products under a single program which will enhance patient safety while limiting the potential administrative burden on prescribers and their patients. One common program also ended the disparity in prescribing requirements for ONSOLIS® compared to similar products and provided ONSOLIS® with the opportunity for retail and inpatient facility access.

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide REMS until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, raised by the FDA during an inspection of our North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (or Aveva). While the appearance issues do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and its specification before it can be manufactured and distributed. The source of microcrystal formation and the potential for fading of ONSOLIS® was found to be specific to a buffer used in its formulation. We modified the formulation and as of the date of this report have 12 months of stability data on the reformulated product that shows no signs of microcrystal formation or color changes.

On January 27, 2015, we announced that we had entered into an assignment and revenue sharing agreement with Meda to return back to us the marketing authorizations for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Once the NDA has been returned, we will have the right to work directly with the FDA and submit a prior approval supplement that responds to FDA questions and requests and will hopefully lead to the re-introduction of the product. FDA’s review of the application may take up to 6 months; therefore, it is possible to have a decision before the end of 2015.

Clonidine Topical Gel

In March 2013, we announced our entry into a worldwide Exclusive License Agreement (which we refer to as the Arcion Agreement) with privately held Arcion, under which we will develop and commercialize Clonidine Topical Gel (formerly ARC4558) for the treatment of painful diabetic neuropathy (or PDN) and potentially other indications. Under the terms of the agreement, we made an upfront payment of $2 million to Arcion in the form of unregistered shares of our common stock. Additional financial terms of the licensing agreement include a milestone payment to Arcion of $2.5 million in unregistered shares of our common stock upon acceptance by the FDA of a NDA for Clonidine Topical Gel and a cash payment to Arcion of between $17.5 and $35 million upon NDA approval, depending on certain regulatory and commercial considerations. In addition, the licensing agreement includes sales milestones and low single-digit royalties on net worldwide sales.

We believe that the PDN market is highly under-served by existing products and therefore there is a strong scientific rationale for developing a topical treatment for PDN that delivers analgesia in a way that avoids systemic side effects. Evidence has shown that clonidine stimulates an inhibitory receptor in the skin associated with pain fibers. Arcion has assessed its effectiveness in reducing pain in PDN in a double-blind, placebo-controlled, Phase 2 study where the primary study endpoint was the change in pain intensity over a 3 month treatment period in diabetic foot pain. A significant treatment difference was seen in the planned subset analysis of diabetic patients who had documented evidence of “functioning pain receptors” in the skin of the lower leg (p=0.01, n=63) thus, at a minimum, supporting the effectiveness of topical clonidine in diabetic patients with functioning pain receptors of the skin. In the overall population that included patients without “functioning nerve receptors”, there was a trend favoring topical Clonidine Topical Gel (p=0.07, n= 182), though the overall results did not reach statistical significance.

Oral medications that are approved for the treatment of PDN include anticonvulsants such as Lyrica (pregabalin), the antidepressant Cymbalta® (duloxetine) and the opioid Nucynta® ER (tapentadol ER), with sales for the treatment of neuropathic pain totaling over $3 billion in the U.S. according to Datamonitor. These treatments are modestly effective in relieving symptoms and their use can be limited by adverse effects and drug interactions.

We met with representatives of the FDA on November 21, 2013 to discuss the development program for Clonidine Topical Gel for the treatment of PDN. The FDA agreed with the proposed clinical program which included two placebo-controlled studies and one long term safety study in patients suffering from painful diabetic neuropathy, the number of treated subjects required for the safety assessment and the plan for data integration of previously performed and planned clinical studies. The discussion provided us with the input and clarity needed to move the program directly to Phase 3. It also appears that the FDA recognizes the need for new treatment options for PDN by confirming Fast Track designation for the program that could potentially lead to a priority review.

In early April 2014, we announced enrollment of the first patient in the Phase 3 clinical study of Clonidine Topical Gel for PDN, and in early August 2014, we announced that we completed a pre-specified interim analysis of the study. The interim analysis was performed on data from the first 50% of patients who completed the study. The purpose of the interim analysis was to allow for a sample size adjustment if necessary to maintain appropriate statistical power to detect a treatment effect between Clonidine Topical Gel and placebo. As a result of the interim analysis, a total of approximately 80 additional patients were to be added to the trial in an effort to maintain 90% percent power to detect a statistically significant difference between Clonidine Topical Gel and placebo. The analysis was conducted by an independent biostatistician.

If the initial placebo controlled study meets its primary endpoint, the results for which are anticipated to be available by the end of the first quarter of 2015, and we initiate the second placebo controlled study in early 2015, we could be in a position to submit an NDA in 2016.

Buprenorphine Depot Injection

In 2014, we entered into an exclusive agreement with Evonik to develop and commercialize a proprietary, injectable microparticle formulation of buprenorphine potentially capable of providing 30 days of continuous therapy following a single subcutaneous injection. Microsphere-based, long acting, buprenorphine injectable depot has the ability to change the treatment paradigm in opioid dependence. Such a dosage form has the opportunity to improve therapy compliance through continuous delivery of drug for up to 30 days and addresses challenges regarding patient adherence to long-term buprenorphine treatment, which is critical to successfully manage opioid dependence and the potential for misuse and diversion.

While we plan to pursue an indication for the maintenance treatment of opioid dependence, we have also secured the rights and plans to develop a product for the treatment of chronic pain in patients requiring continuous opioid therapy. As part of the agreement, we will have the right to license the product(s) following the attainment of Phase 1 ready formulations. At that point, Evonik could receive downstream payments for milestones related to regulatory filings and subsequent NDA approvals as well as product royalties. Evonik has the exclusive rights to develop the formulation and manufacture the product(s).

We plan to submit an Investigational New Drug application (or IND) for this product candidate to FDA in the second half of 2015.

Additional Overview Information

From our inception through December 31, 2014, we have recorded accumulated losses totaling approximately $205.5 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for our product candidates and general and administrative expenses. Ultimately, if we secure additional approvals from the FDA and other regulatory bodies throughout the world for our product candidates, our goal will be to augment our current sources of revenue and, as applicable, deferred revenue (principally licensing fees), with sales of such products or royalties from such sales, on which we may pay royalties or other fees to our licensors and/or third-party collaborators as applicable.

We intend to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	commercializing our approved products such as BUNAVAIL®;

•	partnering with other pharmaceutical companies such as Meda and Endo to assist in the distribution of our products like ONSOLIS® and BELBUCA™, for which we would expect to receive an upfront payment, milestones and royalty payments; and

•	securing proceeds from public and private financings and other strategic transactions.

We have based our estimates of development costs, market size estimates, peak annual sales projections and similar matters described below and elsewhere in this Report on our market research, third party reports and publicly available information which we consider reliable. However, readers are advised that the projected dates for filing and approval of our INDs or NDAs with the FDA or other regulatory authorities, our estimates of development costs, our projected sales and similar metrics regarding BUNAVAIL®, ONSOLIS®, BELBUCA™, Clonidine Topical Gel, Buprenorphine Depot Injection or any other product candidates discussed below and elsewhere in this Report are merely estimates and subject to many factors, many of which may be beyond our control, which will likely cause us to revise such estimates. Readers are also advised that our projected sales figures do not take into account the royalties and other payments we will need to make to our licensors and strategic partners. Our estimates are based upon our management’s reasonable judgments given the information available and their previous experiences, although such estimates may not prove to be accurate.

The BEMA® Drug Delivery Technology

Our BEMA® drug delivery technology consists of a small, bi-layered erodible polymer film for application to the buccal mucosa (the lining inside the cheek). BEMA® films have the capability to deliver a rapid, reliable dose of drug across the buccal mucosa for time-critical conditions such as “breakthrough” cancer pain or in situations where gastrointestinal absorption of an oral drug is not practical or reliable, or in facilitating the administration of drugs with poor oral bioavailability.

We believe that the BEMA® technology permits control of two critical factors allowing for better dose-to-dose reproducibility: (i) the contact area for mucosal drug delivery, and (ii) the time the drug is in contact with that area, known as residence time. In contrast to competing transmucosal delivery systems like lozenges, buccal tablets and matrix-based delivery systems placed under the tongue or sprayed in the oral cavity, BEMA® products are designed to:

•	adhere to buccal mucosa in seconds and dissolve in minutes;

•	permit absorption without patients being required to move the product around in the mouth for absorption, thus avoiding patient intervariability;

•	provide a reproducible delivery rate, not susceptible to varying or intermittent contact with oral membranes; and

•	dissolve completely, leaving no residual product or waste and avoiding patient removal, and the possibility for diversion or disposal of partially used product.

We currently own the BEMA® drug delivery technology. We previously licensed the BEMA® drug delivery technology on an exclusive basis from Atrix Laboratories (previously known as QLT USA, Inc., now known as TOLMAR Therapeutics, Inc., which we refer to herein as Tolmar).

Overview of “Specialty Pharmaceuticals” and the 505(b)(2) Regulatory Pathway

Our corporate focus is “specialty pharmaceuticals” with characteristics that provide substantial points of differentiation from existing products. Our product portfolio is based on the application of drug delivery technologies and/or new dosage forms/indications to existing drugs for the creation of novel products. We then seek proprietary protection and FDA approval, and subsequently commercialize these products ourselves or through partners. We believe that research and development efforts focused on novel dose forms of FDA approved drugs is less risky than attempting to discover new drugs, sometimes called new chemical entities (known as NCEs). Our corporate focus came to initial fruition with the FDA’s approval of ONSOLIS® (fentanyl buccal soluble film) in 2009 and was replicated in 2014 with the approval of BUNAVAIL® (buprenorphine/naloxone buccal film). It is our goal to replicate this success with our current product candidates, and to identify new product candidates suitable for this development strategy that would add significant commercial value to us.

An important part of our strategy is the utilization of FDA’s 505(b)(2) NDA process for approval. Under the 505(b)(2) process, we are able to seek FDA approval of a new dosage form, dosage regimen or new indication of an FDA approved drug . This regulation enables us to partially rely on the FDA’s previous findings of safety and effectiveness for the drug, including clinical and nonclinical testing, and thereby reduce, although not eliminate, the need to engage in these costly and time consuming activities. A typical development program for a 505(b)(2) submission will include:

•	seven, 14 or 28-day multiple dose toxicity studies in a single species of animals,

•	pharmacokinetic evaluation of the new dosage form in humans,

•	stability data of the drug substance,

•	description of drug product components,

•	description and validation of manufacturing process,

•	one year stability data on three commercial scale batches of drug product, and

•	depending on the drug product, may include:

(i)	one or more placebo controlled clinical studies in humans to establish the efficacy of the product, and/or

(ii)	a long term clinical study to establish the safety of the product in the intended patient population.

This drug development and regulatory approval process is less extensive and lengthy than for a NCE and, as a result, we believe, is a more cost effective way to bring new product candidates to market.

We have and intend to continue to target drugs that have established markets and an opportunity to introduce a new form of delivery of that product in order to meet an unmet market need. As a result of employing well known drugs in novel technologies or new dosage forms/indications, we believe health care providers will be familiar with the drugs and accustomed to prescribing them. As with ONSOLIS®, BELBUCA™, BUNAVAIL® and Clonidine Topical Gel, our drug candidates have been through the regulatory process with safety and efficacy established for an indication, a formulation and a dose range. Consequently, our clinical trials need to demonstrate the safety and efficacy of our products in the chosen patient population.

Endo Licensing Agreement for BELBUCA™ (BEMA® Buprenorphine)

On January 6, 2012, we announced the signing of a world-wide licensing and development agreement for BELBUCA™ with Endo. Under terms of the agreement, Endo will be responsible for the manufacturing, distribution, marketing and sales of BELBUCA™ on a worldwide basis. Endo will commercialize BELBUCA™ outside the U.S. through its own efforts or through regional partnerships. In the U.S., both companies will collaborate on the planning and finalization of the Phase 3 clinical development program and regulatory strategy for BELBUCA™ for chronic pain. We will maintain responsibility for the conduct of planned clinical studies leading up to the submission of the NDA. Endo will have the responsibility of submitting the NDA and managing the interactions with the FDA.

In aggregate, the agreement is worth up to $180 million to us if all milestones or thresholds are met, which includes an upfront non-refundable license fee of $30 million (received January 2012), as well as intellectual property, development, regulatory and commercial milestone and sales threshold payments. Additionally, we will receive a tiered mid to upper teen royalty on U.S. net sales of BELBUCA™ and a tiered mid to upper single-digit royalty on sales outside the U.S. One of the key intellectual property milestones under our Endo Agreement was achieved when, in April 2012, the USPTO granted US Patent No. 8,147,866 (issued from US Patent Application No. 13/184,306), which will extend the exclusivity of the BEMA® drug delivery technology for BELBUCA™ (as well as BUNAVAIL® discussed below) from 2020 to 2027. As a result (and included in the aforementioned $180 million if all milestones or thresholds are met), we received a milestone payment in the amount of $15 million in May 2012, and have become eligible for an additional milestone payment of $20 million which will be paid at the time of approval of a NDA by the FDA for BELBUCA™. Additionally, we achieved another milestone with the locking of the database for our Phase 3 opioid naive clinical study on January 17, 2014. For the achievement of this milestone, per the terms of the agreement, we were due a milestone payment in the amount of $10 million, which was received February 2014 (which is included in the aforementioned $180 million if all milestones or thresholds are met) within thirty (30) days of the database lock. On June 25, 2014, the database for the pivotal Phase 3 efficacy study of BELBUCA™ in opioid-experienced patients was locked. The locking of the database triggered a $10 million milestone payment from Endo, which was received July 2014. On December 23, 2014, we and Endo announced the submission of a NDA for BELBUCA™ to the FDA, which was accepted February 23, 2015, which triggers a $10 million milestone payment due from Endo to us.

Meda Licensing Agreements for ONSOLIS®

North American Agreement. On September 5, 2007, we entered into a definitive License and Development Agreement with Meda and our subsidiary Arius pursuant to which we and Arius agreed to grant to Meda an exclusive commercial license to market, sell, and, following regulatory approval, continue development of ONSOLIS® in the United States, Mexico and Canada (which we refer to as the Meda North American License).

Pursuant to such license agreement, we have received or will receive:

•	a $30.0 million milestone payment (received in 2007).

•	a $29.8 million milestone payment for the approval of ONSOLIS® by the FDA and provision of commercial supplies of ONSOLIS® in the U.S. (received in 2009).

•	a double digit royalty on net sales of ONSOLIS® in the covered territories, subject to certain third party royalty payment costs and adjustments, as well as other adjustments in the event of certain specific supply disruptions. The license agreement provides for certain guaranteed minimum annual royalties to us during the second through seventh years following the product’s first commercial sale, which occurred in the fourth quarter of 2009.

•	sales milestones equaling an aggregate of $30 million will be payable at:

•	$10.0 million when and if annual sales meet or exceed $75.0 million;

•	$10.0 million when and if annual sales meet or exceed $125.0 million; and

•	$10.0 million when and if annual sales meet or exceed $175.0 million.

Also, pursuant to the Meda North American License, we have been granted certain rights to co-promote ONSOLIS® using our own sales force, with financial support by Meda for such efforts. In addition, Meda is subject to certain minimum sales representative calls and advertising and promotional expenditure requirements under the North American license agreement and has agreed to support all future costs of clinical development, such as additional indications for ONSOLIS® that do not involve studies in support of the NDA.

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

Assignment and Revenue Sharing Agreement. On January 23, 2015, we entered into an assignment and revenue sharing agreement with Meda (which we refer to as the Assignment Agreement), under which Meda will transfer back to us the marketing authorizations for ONSOLIS® for the United States and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico.

Under the Assignment Agreement, for a period of up to approximately one year, we shall have the right and shall use commercially reasonable efforts to work directly with the FDA to attempt to resolve certain previously disclosed issues relating to ONSOLIS® in the United States and seek, and attempt to negotiate a definitive license agreement with, one or more new commercial partners for ONSOLIS® in the United States, Canada and Mexico (each a Subject Country and collectively, the Subject Countries) (such an agreement, a Replacement License and such a partner, a Replacement Licensee).

Following the effective date of the Assignment Agreement, Meda’s rights and obligations related to the development and commercialization of ONSOLIS® in the Subject Countries shall be suspended. Prior to the entry by us into a Replacement License, we and Meda will negotiate in good faith a form of definitive termination agreement addressing in further detail the termination of the Meda North American License and its effects (which we refer to as the Termination Agreement). Pursuant to the Assignment Agreement, any Termination Agreement is required to include provisions requiring us to share with Meda various percentages of revenue received by the Company under any Replacement License for ONSOLIS® after, subject to certain limitations, first deducting from such revenue payments required to be made by us under that certain Clinical Development and License Agreement, dated July 14, 2005, as amended, between the us, our subsidiary, Arius Two, Inc., and CDC V, LLC.

In the event that we have not identified a Replacement Licensee and entered into a Replacement License by a certain agreed upon date, Meda will have the right, but not the obligation, to demand that the marketing authorizations, and the rights to pursue marketing authorizations, for ONSOLIS® in the Subject Countries revert back to Meda, with the full reinstatement of all of Meda’s rights and obligations under the Meda North American License. Notwithstanding the foregoing, Meda’s rights to terminate the Meda North American License remain unaffected by the Assignment Agreement. Subject to any such reversion of rights back to Meda or earlier termination, the Assignment Agreement shall terminate on the earlier of (i) the termination of the Meda North American License or (ii) on February 28, 2016 without Meda’s exercising its right to cause reactivation or our execution of a Replacement License with a Replacement Licensee.

Key Collaborative and Supply Relationships

We are and have been a party to collaborative agreements with corporate partners, contractors, universities and government agencies. Research collaboration may result in new inventions which are generally considered joint intellectual property unless invented solely by individuals we employ, or by third party transfer to us by contract. Our collaboration arrangements are intended to provide us with access to greater resources and scientific expertise in addition to our in-house capabilities. We also have supply arrangements with several of the key component producers of our delivery technology. Our collaborative and supply relationships include:

•	Endo. We believe that our agreement with Endo is currently one of our most important third party agreements. For a description of our agreements with Endo, please see “Endo Pharmaceutical Licensing Agreement for BELBUCA™” above.

•	Meda. We believe that our agreements with Meda are currently one of our most important third party agreements. For a description of our agreements with Meda, please see “Meda Licensing Agreements for ONSOLIS®” above.

•	Aveva Drug Delivery Systems. Effective October 17, 2005, we entered into an agreement with Aveva pursuant to which Aveva acts as our North American supplier of ONSOLIS® for clinical trials and commercial sale. Under the terms of this agreement, Aveva will be the sole supplier of ONSOLIS® for the United States, Mexico and Canada.

Our supply agreement with Aveva runs for a term of four years from the first commercial sale of ONSOLIS® (October 2009) and can be renewed for subsequent two year terms. Either we or Aveva can terminate the agreement on advanced written notice. On October 9, 2014, Aveva sent us written notice of their intent not to renew our supply agreement. Therefore, our supply agreement with Aveva will expire on October 15, 2015. We will seek alternative manufacturing arrangements for ONSOLIS® in the U.S. in the event we are able to secure a new commercial partner for the product.

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide REMS until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, raised by the FDA during an inspection of our North American manufacturing partner for ONSOLIS®, Aveva. While the appearance issues do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and its specification before it can be manufactured and distributed. The source of microcrystal formation and the potential for fading of ONSOLIS® was found to be specific to a buffer used in its formulation. We modified the formulation and as of the date of this report have 12 months of stability data on the reformulated product that shows no signs of microcrystal formation or color changes.

•	LTS Lohmann Therapie-Systeme AG. Effective December 15, 2006, we entered into a Process Development Agreement with LTS Lohmann Therapie-Systeme AG (which we refer to herein as LTS), pursuant to which LTS will undertake process development, scale-up activities and supply BREAKYL™ to us for European clinical trials. Under the agreement, LTS has granted us a license under European Patent No. 0 949 925, in regard to BREAKYL™ in the E.U.

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

•	ARx. Effective July 30, 2014, we entered into an agreement with ARx, LLC. Pursuant to which ARx acts as a supplier of BUNAVAIL® laminate or bulk product for the United States. Our supply agreement with ARx runs for a term from July 30, 2014 until December 31, 2019 and can be renewed for additional terms by mutual agreement.

•	Sharp. Effective March 6, 2014, we entered into an agreement with Sharp Corporation to punch or cut the BUNAVAIL® laminate or bulk product into individual dosage units and package them to supply the finished BUNAVAIL® film products. Our supply agreement with Sharp runs for an initial term from March 6, 2014 until December 31, 2016 and can be extended by mutual agreement for subsequent one year terms.

•	Quintiles. In March 2014, we announced we had entered into an agreement with Quintiles to support the launch of BUNAVAIL®. Under terms of the agreement, Quintiles provides a range of services to support the commercialization of BUNAVAIL® in the U.S., including recruiting and training a field sales force. Our agreement with Quintiles shall continue until terminated, and the agreement is terminable upon notice by either party and also in cases of breach of the agreement by either party.

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

During 2006 and 2007, we were a party to disputes with CDC. On September 5, 2007, in connection with CDC’s consent to the Meda North American licensing transaction, we and CDC entered into a Dispute Resolution Agreement (or DRA) pursuant to which we and CDC agreed to waive and dismiss with prejudice all current disputes between us and CDC. As a condition to CDC’s entry into the DRA and its consent to the Meda North American licensing transaction, we and CDC entered into a Royalty Purchase and Amendment Agreement, dated September 5, 2007 (or the RPAA) pursuant to which: (i) we granted CDC a right of first refusal on our financings, which replaced a right of first negotiation on financings previously held by CDC (which we refer to as the ROFR) and (ii) we granted CDC a 1% royalty on sales of the next BEMA® product, which will be BUNAVAIL®, including an active pharmaceutical ingredient other than fentanyl, to receive FDA approval. The ROFR terminated in accordance with its terms as of February 28, 2014 because, as provided for in the RPAA, we maintained a volume weighted average stock price of $9.00 per share for ten (10) trading days during any twenty (20) consecutive trading day period.

In connection with the 1% royalty grant as previously mentioned: (i) CDC shall have the option to exchange its royalty rights to BUNAVAIL® in favor of royalty rights to a substitute BEMA® product, (ii) we shall have the right, no earlier than six (6) months prior to the initial commercial launch of BUNAVAIL®, to propose in writing and negotiate the key terms pursuant to which it would repurchase the royalty from CDC, (iii) CDC’s right to the royalty shall immediately terminate at any time if annual net sales of BUNAVAIL® equal less than $7.5 million in any calendar year following the third (3rd) anniversary of initial launch of the product and CDC receives $18,750 in three (3) consecutive quarters as payment for CDC’s 1% royalty during such calendar year and (iv) CDC shall have certain information rights with respect to BUNAVAIL®. The amount of royalties which we may be required to pay (including estimates of the minimum royalties) is not presently determinable because product sales estimates cannot be reasonably determined and the regulatory approvals of the product for sale is not possible to predict. As such, we expect to record such royalties, if any, as cost of sales.

On May 12, 2011, we entered into an Amendment to the CDLA with CDC and NB Athyrium LLC (or Athyrium). Under the terms of the CDLA Amendment, among other matters, the parties agreed to increase the royalty rate to be received by CDC/Athyrium retroactively to the initial launch date of ONSOLIS® and, accordingly, we recorded $0.3 million as additional cost of product royalties for the year ended December 31, 2011. In addition, certain terms of the CLDA were amended and restated to clarify that royalty payments by us under the CDLA will be calculated based on Meda’s sales of ONSOLIS®, whereas previous royalty payments by us to CDC were calculated based on sales of ONSOLIS® by us to Meda. The difference between these two calculations resulted in a $1.1 million overpayment by us which was recorded as a prepayment. As a result, we did not pay any of the quarterly royalty payments (including any 2011 payments) due to CDC/Athyrium until the December 31, 2011 royalty calculation, which we paid during the first quarter of 2012

Research and Development

The significant majority of our research and development relating to our BEMA® technology is conducted through third parties in collaboration with us.

Research and development expenses include salaries and benefits for personnel involved in our research and development activities and direct and third party development costs, which include costs relating to the formulation and manufacturing of our product candidates, costs relating to non-clinical studies, including toxicology studies, and clinical trials, and costs relating to compliance with regulatory requirements applicable to the development of our product candidates. For the years ended December 31, 2014, 2013 and 2012, we spent approximately $34.3 million, $53.3 million and $35.4 million, respectively, on research and development, and such expenses represented approximately 47%, 81% and 78%, respectively, of our total operating expenses for such fiscal years.

Endo is responsible for reimbursing us for certain research and development clinical trial expenses that exceed $45 million, as detailed in our License and Development Agreement that was executed on January 5, 2012. For the years ended December 31, 2014 and 2013, we have incurred $12.7 million and $2.8 million, respectively, in such research and development expenses that are reimbursable by Endo to us. These reimbursable expenses are the primary activity within the reimbursable revenue account in the accompanying consolidated statement of operations as of December 31, 2014 and 2013.

Market Overview for ONSOLIS®, BELBUCA™, BUNAVAIL® and Our Product Candidates

The following table summarizes the status of our marketed product and our current product candidates and product concepts:

Product/Formulation	Indication	Development Status	Commercial Status
ONSOLIS®/BREAKYL™/ PAINKYL™ (U.S./E.U./Taiwan trade names, respectively)	Breakthrough cancer pain in opioid tolerant patients	Approval: U.S. in July 2009; Canada in May 2010; E.U. in October 2010 and Taiwan in July 2013	Partnered outside the U.S., Canada and Mexico

BELBUCA™	Moderate to severe chronic pain	NDA accepted February 2015	Partnered worldwide with Endo

BUNAVAIL®	Treatment of opioid dependence	Approval: June 2014	In-house commercialization

Clonidine Topical Gel	Treatment of painful diabetic neuropathy	Phase 3 program in process	In-house commercialization for specialty indications possible; primary care rights expected to be partnered

Buprenorphine Depot Injection	Opioid dependence and chronic pain	IND submission anticipated in late 2015	Not partnered

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

Below are some examples of companies seeking to develop potentially competitive technologies, though the examples are not all-inclusive. Many of these entities have significantly greater research and development capabilities than do we, as well as substantially more sales and marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ research, financial, sales and marketing, manufacturing and other resources. Such potential competitive technologies may ultimately prove to be safer, more effective, or less costly than any product candidates that we are currently developing or may be able to develop. Additionally, our competitive position may be materially affected by our ability to develop or successfully commercialize our drugs and technologies before any such competitor. Other external factors may also impact the ability of our products to meet expectations or effectively compete, including pricing pressures, healthcare reform and other government interventions as well as limitations on access that may be placed upon us through managed care organizations or through competitive contracting with payers.

There have been a growing number of companies developing products utilizing various thin film drug delivery technologies. While numerous over-the-counter pharmaceutical products have been brought to market in thin film formulations, few containing prescription products have been introduced in the U.S. Among the products to receive FDA approval are ONSOLIS® and BUNAVAIL® (BDSI), Suboxone® film (Indivior) and Zuplenz® (Galena). Leading companies in the development and manufacture of thin film technologies include LTS, ARx LLC and MonoSol Rx LLC (or MonoSol). In addition, a number of companies are developing improved versions of existing products using oral dissolving, nasal spray, aerosol, sustained release injection and other drug delivery technologies. We believe that potential competitors are seeking to develop and commercialize technologies for buccal, sublingual or mucosal delivery of various therapeutics or groups of therapeutics. While our information concerning these competitors and their development strategy is limited, we believe our technology can be differentiated because the BEMA® technology provides for a rapid and consistent delivery, high drug bioavailability and convenient use based on how the BEMA® technology adheres to the buccal membrane and dissolves. Our clinical trials across a number of BEMA® products have demonstrated that the technology is an effective means of drug delivery that is well tolerated and offers convenience to patients.

ONSOLIS®

According to the National Cancer Institute, there are approximately 12.5 million people in the United States diagnosed with or living with cancer. Cancer patients often suffer from a variety of symptoms including pain as a result of their cancer or cancer treatment. Pain is a widely prevalent symptom in cancer patients, and an estimated 50% to 90% of those with cancer also suffer from what is referred to as breakthrough cancer pain or “BTCP”. Following rapid onset that peaks in three to five minutes, BTCP episodes can last several minutes to an hour, and usually occur several times per day. BTCP can be difficult to treat due to its severity, rapid onset and the often unpredictable nature. Physicians typically treat BTCP with a variety of short-acting opioid medications, including morphine and fentanyl. A number of formulations of fentanyl are available employing a variety of drug delivery technologies, all which provide rapid onset and relatively short duration of action to address the fast onset and short duration of BTCP.

For ONSOLIS®, in the breakthrough cancer pain area, the market has become increasingly crowded and more competitive in recent years. The principal competitor has traditionally been Teva Pharmaceutical Industries Ltd. (NASDAQ:TEVA), which completed its acquisition of Cephalon, Inc. in October 2011. Teva markets both lozenge (Actiq®) and effervescent buccal tablet (Fentora®) formulations of fentanyl. Over the last year, newer products entries, particularly Subsys® (fentanyl sublingual spray) from Insys) have gained significant market share. Additional competitors include Galena Biopharma which licensed from Orexo and subsequently relaunched the sublingual tablet formulation of fentanyl (Abstral®) and DepoMed, which licensed a nasal spray formulation of fentanyl (Lazanda®) from Archimedes. In addition, multiple generic formulations of Actiq® are currently available.

The transmucosal fentanyl class has faced significant challenges following safety issues stemming from inappropriate use of Fentora® and the subsequent “Dear Doctor” letter (Cephalon Press Release, September 2007). Furthermore, the FDA imposed a requirement that REMS be required for all transmucosal fentanyl products. The class-wide REMS requirement includes education, healthcare provider and patient registration, and other elements to assure safe use. The FDA has the authority to remove from the market products that do not abide by the mandated REMS. In order for ONSOLIS® to be approved and launched, a REMS program needed to be accepted by the FDA and put in place prior to launch. In October 2009, ONSOLIS® was launched in the U.S. with an accompanying restrictive REMS program.

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

The FDA eventually abandoned individual REMS programs through the creation of a consortium consisting of all manufacturers of transmucosal fentanyl products. The goal of the group was to develop one single REMS program covering all products in the class. On December 29, 2011, the FDA approved a REMS program covering all transmucosal fentanyl products. The program, which is referred to as the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program, was designed to ensure informed risk-benefit decisions before initiating treatment with a transmucosal fentanyl product, and while patients are on treatment, to ensure appropriate use. The approved program covers all marketed transmucosal fentanyl products under a single program which is meant to enhance patient safety while limiting the potential administrative burden on prescribers and their patients. One common program ended the disparity in prescribing requirements for ONSOLIS® compared to similar products.

In 2014, the overall market for transmucosal fentanyl products for breakthrough pain according to Symphony Health, totaled $437 million in the U.S. The first approved product for the management of breakthrough cancer pain was Actiq® (oral transmucosal fentanyl citrate) which, according to Symphony Health, generated $12 million in sales in 2014. Total sales for generic versions of Actiq®, available from multiple manufacturers including Covidien, Teva and Actavis, totaled $56 million over the same period. Fentora® utilizes an effervescent tablet which is administered buccally. Fentora® was approved and launched in late 2006 and according to Symphony Health, generated $118 million in sales in 2014.

In December 2008, ProStrakan announced receipt of marketing authorization from the German regulatory authorities for their fentanyl sublingual tablet (under the brand name Abstral®; licensed from Orexo AB) which was subsequently launched in a number of countries. In January 2010, Abstral® was approved in the U.S. by the FDA, and Prostrakan launched Abstral® in the second quarter of 2011. In June 2012, Orexo announced that they would re-acquire the rights to Abstral® in the U.S. and subsequently licensed U.S. rights to Galena Biopharma. Galena relaunched Abstral® in 2014 and cumulative sales totaled $20 million at year end.

In the U.S., additional products have been approved by the FDA utilizing other delivery technologies to administer fentanyl. These products include intranasal Lazanda®, which was approved in June 2011, and a fentanyl sublingual spray formulation from Insys known as Subsys®, which received FDA approval in January 2012. Subsys®, which was launched in early 2012, was the first sublingual spray formulation of fentanyl, and the first product shown to relieve pain within five minutes. The rapid onset of action, coupled with aggressive promotion and a significant co-pay support program, has led to rapid growth. In 2014, Subsys® achieved a prescription market share in excess of 36%, or $217 million in sales.

Other potent pain products are also in development, including ARX-02 from AcelRx Pharmaceuticals, Inc. (NASDAQ:ACRX) which has a nano-tab drug/device delivery system containing sufentanil for the treatment of breakthrough pain. While we have limited information regarding this and potential other competitors and their development status and strategy, we believe that our technology may be differentiated because unlike these potential competitors, ONSOLIS® has a predefined residence time on the buccal membrane providing for consistent drug delivery from dose to dose. We believe that all of the competitive formulations of fentanyl will have intra-dose variability, meaning the patient may not get the same response each time the product is administered. In addition, it is our belief that the other competitive products may have tolerability issues and a higher level of potential abuse based on how they are delivered.

The chart below lists products or products in development that we believe may compete directly with ONSOLIS®.

Product	Company	Description	Status
Actiq® (oral transmucosal fentanyl citrate)	Teva/Generics	Fentanyl lozenge	Marketed (generics available)

Fentora® (fentanyl buccal tablet)	Teva	Effervescent buccal tablet	Marketed

Abstral® (fentanyl sublingual tablet)	Galena Biopharma	Sublingual tablet	Marketed

Lazanda® (fentanyl nasal spray)	DepoMed	Nasal spray	Marketed

Subsys® (fentanyl sublingual spray)	INSYS Therapeutics	Sublingual spray	Marketed

Fastanix/NAL 1239	NAL Pharmaceuticals	Orally dissolving film	Proposed ANDA

ARX-02	AcelRx Pharmaceuticals	Nanotab containing sufentanil	Phase 2 (U.S.)

In Europe, the total market for transmucosal fentanyl products continues to grow with the availability of new formulations, including ONSOLIS (marketed as BREAKYL in Europe by Meda). Multiple formulations of fentanyl have recently been approved and launched in Europe for the treatment of breakthrough cancer pain, including Abstral®, Effentora®, and Instanyl® (intranasal fentanyl spray).

BELBUCA™ (BEMA® Buprenorphine) for chronic pain

Chronic pain is often defined as any pain lasting more than 12 weeks. Whereas acute pain is a normal sensation that alerts us to possible injury, chronic pain persists – often for months or even longer. Chronic pain may arise from an initial injury, such as back sprain, or there may be an ongoing cause, such as an illness. Sometimes there is no clear cause. According to the National Institutes of Health, approximately 100 million people in the U.S. are living with chronic pain.

BELBUCA™ is intended to meet the need for a new narcotic and would be used for chronic pain, including lower back, osteoarthritis and rheumatoid arthritis. Compared to currently marketed products and products under development, we believe that BELBUCA™ will be differentiated based on the following features:

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

The BEMA® delivery system may enable us to provide this opioid in a form suitable for ambulatory care and, because of the safety advantage associated with this opioid, we believe that BELBUCA™ could be an ideal next step product for patients with incomplete pain relief on non-narcotic analgesics.

The pain market is well established, with many pharmaceutical companies marketing innovative products as well as generic versions of older, non-patent protected products. In 2014, according to data from Symphony Health, the U.S. opioid market exceeded $10 billion in annual sales. Due to the ability of BELBUCA™ to potentially participate in the chronic pain market, we estimate that BELBUCA™ for chronic pain has the potential to exceed $500 million in annual peak sales. BELBUCA™ is currently under review by FDA for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options don’t exist. A number of products may be competitors to BELBUCA™. A potential focus will be to position BELBUCA™ as a step up from NSAIDs instead of, or prior to, the common practice of prescribing hydrocodone containing combinations or the more addictive Schedule II narcotics. Indications for such use include pain associated with lower back and severe arthritis conditions. Marketed competitors for these indications include Tramadol (Ultram® ER from PriCara and Ryzolt® from Purdue), hydrocodone containing combination and extended release (Zohydro®) formulations, Butrans® (buprenorphine transdermal patch from Purdue) and the potent opioids such as OxyContin® from Purdue, Avinza® from Pfizer, Kadian® from Actavis and Nucynta® ER from DepoMed and others. Other competition includes multiple generic opioid formulations, new chemical entities in clinical development with different mechanisms of action and various combination formulations. We also believe that other companies may be exploring the use of buprenorphine in other delivery technologies, though we believe such products lag significantly behind BELBUCA™. This includes a sublingual spray formulation of buprenorphine from Insys which is being developed for the treatment of acute pain.

Additionally, “abuse deterrent” formulations of pain products are currently being marketed, in clinical development or under FDA review. These formulations, such as Embeda® and, Exalgo®, as well as new formulations of OxyContin® and Opana® ER use a variety of technologies to try and minimize abuse. New abuse deterrent formulations include Targiniq® ER (oxycodone/naloxone) and Hysingla™ ER (hydrocodone). Abuse deterrent products are likely to play an unclear but increasingly important role in prescribing, potentially even replacing the original product. An advantage of BELBUCA™ is that the compound, buprenorphine, may be inherently less likely to cause abuse and addiction given the lower propensity for the product to cause euphoria and is the current basis of its CIII classification.

The first buprenorphine formulation for the treatment of chronic pain was approved in 2010. Purdue Pharmaceuticals received FDA approval for Butrans® (buprenorphine transdermal system) in July. Butrans® is indicated for the management of moderate to severe chronic pain and delivers buprenorphine transdermally (through the skin) over a period of seven days. The approval of Butrans® signaled the interest and approvability of new formulations of buprenorphine. It is our view that the flexibility of dosing with a BEMA® formulation, wider range of doses and ease of use will make it a preferred formulation for a significant number of patients with chronic pain conditions. Butrans® was launched in early 2011. Sales of Butrans® in 2014 totaled over $192 million and continue to steadily grow. While limited information is available, other formulations of buprenorphine may also be in early stages of development for the treatment of pain.

In August 2014, the U.S. Drug Enforcement Administration (DEA) published in the Federal Register their final ruling moving hydrocodone combination products (such as Vicodin, Lortab, Norco, etc.) from Schedule III to the more-restrictive Schedule II, as recommended by the Assistant Secretary for Health of the U.S. Department of Health and Human Services (HHS) and as supported by the DEA’s own evaluation of relevant data. As a result of the ruling, hydrocodone containing products are now classified in the same category (Schedule II) as morphine and oxycodone. As a result of the change to Schedule II, access to these products will be more restricted. Among other changes, written prescriptions will be required and refills will not be permitted. The ruling also conveyed findings that hydrocodone combination products have a higher risk of abuse and addiction compared to Schedule III products. The ruling went into full effect in October 2014.

We recognized early the value of buprenorphine in the treatment of pain. Buprenorphine is one of the few remaining Schedule III opioids and has a lower risk of abuse and addiction compared to Schedule II opioids and thus will have fewer restrictions on dispensing. BELBUCA™ has the opportunity to provide a Schedule III option for the treatment of chronic pain and thus helping to replace the void left from the hydrocodone combination products. We believe the actions taken to restrict the use of hydrocodone combination products may markedly increase the utility and appeal of BELBUCA™ as it now addresses an important unmet medical need for Schedule III options.

In addition to direct competitors, there are other factors that impact the market for pain products in general. The significant pricing pressures and availability of generic products in the U.S. and other regions are likely to have increasing influence on the pharmaceutical market, including pain products. Additionally, opioids continue to garner increased scrutiny based on the growing problem of prescription drug abuse and addiction. It remains unclear what steps, if any beyond the reclassification of hydrocodone, the FDA or other government agencies may take to address the problem of opioid abuse and addiction. However, in July 2012 the FDA approved a class-wide REMS program for the extended release and long-acting opioids. The class-wide REMS program consists of a REMS-compliant educational program offered by an accredited provider of continuing medical education, patient counseling materials and a medication guide. BELBUCA™ is anticipated to fall within the existing class-wide REMS program.

BUNAVAIL®

In June 2014, BUNAVAIL® was approved by the FDA for the maintenance treatment of opioid dependence. BUNAVAIL® contains the partial opioid agonist buprenorphine, which binds to the same receptors as opiate drugs but has a higher affinity, slower onset and is both less addictive and less lethal in overdose. Naloxone, an opioid antagonist, is included as an abuse deterrent. When used as directed, the naloxone is swallowed and minimally absorbed; however, if misused (ie, dissolved and injected), the naloxone rapidly precipitates withdrawal symptoms.

Maintenance treatment with buprenorphine reduces the typical cravings and withdrawal symptoms associated with coming off opioid prescription painkillers and heroin. This allows the individual suffering from an addiction to opioids –along with counseling and support – to work toward recovery. On average, treatment lasts a couple months, reflecting relatively high dropout rates, but a significant number of people remain on buprenorphine treatment chronically, with nearly one-quarter of patients still on therapy after nine months. BUNAVAIL® provides an alternative treatment utilizing the advanced BEMA drug delivery technology. BUNAVAIL® provides the highest bioavailability of any buprenorphine-containing product for opioid dependence, allowing for effective treatment with half the dose compared to Suboxone film. Additionally, BUNAVAIL® offers convenient and discrete buccal administration and avoids the need for patients to avoid talking and swallowing during administration. Data has also demonstrated an excellent tolerability profile with a 68% reduction in the incidence of constipation in a Phase 3 trial in patients converted from Suboxone® sublingual tablets or film to BUNAVAIL® at the end of 12 weeks.

The total market for buprenorphine containing products for opioid dependence approached $1.8 billion in 2014. The market has grown significantly as a result of the rapidly escalating problem of prescription opioid misuse and abuse, a recent resurgence of heroin use, the growing number of physicians treating opioid dependence, and the inclusion of addiction treatment as an essential benefit in the Affordable Care Act. We estimate that BUNAVAIL® for the maintenance treatment of opioid dependence has the potential to achieve from between $200 to $250 million in annual peak sales.

The products currently marketed for this indication include Suboxone®, a sublingual film formulation of buprenorphine and naloxone, a sublingual tablet, Zubsolv®, and generic formulations of both buprenorphine and buprenorphine/naloxone tablets. Suboxone® film, the market leader, achieved sales of nearly $1.2 billion in the U.S. in 2014. While maintaining its dominance as the market leader in the U.S., Suboxone® film experienced a decline in sales and share due to increased use of generics and the availability of newer formulation of buprenorphine/naloxone. In December 2014, Reckitt Benckiser Group PLC, the manufacturer of Suboxone® sublingual tablets and films, announced that they completed the spin-off of that company’s pharmaceutical business (including the Suboxone® brand) under the name Indivior PLC in order to allow the consumer goods group to focus on its consumer health and hygiene products. The Indivior business will focus on addiction treatment and closely related areas including opioid overdose, cocaine overdose and alcohol dependence. In September 2012, Reckitt Benckiser announced that it had notified the FDA that they would be voluntarily discontinuing the distribution of Suboxone® tablets in the U.S. and subsequently halted further shipments in March 2013. The decision made by Reckitt Benckiser was reportedly due to accumulating data demonstrating significantly lower rates of accidental pediatric exposure with Suboxone® films compared with their tablet formulation due to the child-resistant, unit-dose packaging of the film versus a multi-dose bottle for the tablets. Additionally, Reckitt Benckiser filed a Citizens Petition to request that the FDA require all manufacturers of buprenorphine-containing products for the treatment of opioid dependence to implement public health safeguards including child-resistant, unit-dose packaging to reduce the risk of pediatric exposure. FDA subsequently rejected the Citizens Petition in February 2013, which allowed for the approval of the first generic formulations of Suboxone® tablets.

The actions taken by Reckitt Benckiser as well as patient preference for a film formulation of Suboxone® resulted in significant conversion of the Suboxone® market to the branded film formulation. In 2013, the sublingual film formulation of Suboxone® accounted for over 95% of total Suboxone® prescription sales.

Generic buprenorphine/naloxone tablet formulations were launched in early 2013 by Actavis and Amneal Pharmaceuticals and were followed by additional entrants including a generic formulation from Teva. The remaining prescription volume for Suboxone® tablets was rapidly converted to generics; however, the impact of generic buprenorphine/naloxone tablets on Suboxone® film sales has been somewhat limited to date. In 2014, generic buprenorphine/naloxone tablets accounted for 18% of total buprenorphine/naloxone sales. It is anticipated that additional generics may enter the market, though the timing is unclear.

In terms of additional competition, Phase 3 trials were completed for Probuphine, a subcutaneous depot delivery system containing buprenorphine from Titan Pharmaceuticals (OTCBB:TTNP). Results of clinical studies demonstrated efficacy and safety, and Probuphine was submitted for FDA review in October 2012. Probuphine was anticipated to address the needs of the subset of patients undergoing treatment for opioid dependence who are unable to maintain compliance with alternative formulations or those who may be at high risk for diversion. In December 2012, Titan announced the signing of a license agreement with Braeburn Pharmaceuticals Sprl. The license grants Braeburn exclusive commercialization rights in the United States and Canada. In April 2013, the FDA issued a Complete Response Letter for Probuphine and requested additional data regarding its efficacy. An additional Phase 3 study assessing the efficacy and safety of Probuphine was initiated in April 2014. In November 2014, Titan announced completion of enrollment in their ongoing Phase 3 study of Probuphine and expects to complete the study by the middle of 2015, allowing for a resubmission of their NDA in late 2015. Given the need for surgical implantation and removal, Probuphine is not expected to be a significant competitive threat to BUNAVAIL®.

A sublingual tablet, referred to as Zubsolv® or OX219, was approved by FDA in July 2013 and subsequently launched in September 2013. Zubsolv® is a sublingual formulation of buprenorphine/naloxone using Orexo’s proprietary sublingual drug delivery technology. Orexo is a specialty pharmaceutical company with headquarters in Sweden. Orexo is developing treatments using their proprietary sublingual drug delivery technology, which includes the marketed product Abstral® that delivers fentanyl for the treatment of breakthrough cancer pain. In July 2013 Orexo announced the establishment of a commercial partnership with Publicis Healthcare Solutions. In May 2014, Orexo announced a new partnership with InVentiv Health for Zubsolv in the U.S.

The sales efforts for Zubsolv® are supported by a contract sales organization (Inventive Health) and the product is being marketed predominantly based on its claims of improved taste and faster dissolve time compared to Suboxone®. Sales for Zubsolv® in 2014 totaled approximately $52 million in the U.S and a prescription market share of just over 3%.

While limited information is available, other formulations of buprenorphine may also be in early stages of development for the treatment of opioid dependence, including an oral capsule (NTC-510) from Nanotherapeutics, Inc. Three Phase 1 studies have been completed to date (two Phase 1a single dose pharmacokinetic studies and one Phase 1b, multidose pharmacokinetic study). It has been demonstrated that NTC-510 administered orally achieves appropriate serum buprenorphine concentrations for analgesia and could potentially be dosed once daily. Also in development is a sublingual spray formulation of buprenorphine/naloxone from Insys which completed a Phase 1 study and buprenorphine hemiadipate (RBP-6300) from Indivior, an oral abuse-deterrent formulation of buprenorphine using Capsugel drug delivery technology.

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

Clonidine Topical Gel

In March 2013, we announced that we had entered into a worldwide licensing agreement with privately held Arcion, where we will develop and commercialize Clonidine Topical Gel (formerly ARC4558) for the treatment of PDN and potentially other indications. The PDN market is highly under-served by existing products and there is a strong scientific rationale for developing a topical treatment for PDN that delivers analgesia in a way that avoids systemic side effects.

Evidence has shown that clonidine stimulates an inhibitory receptor in the skin associated with pain fibers. Arcion has developed a patented topical gel formulation of clonidine and has assessed its effectiveness in reducing pain in PDN in a double-blind, placebo-controlled, Phase 2 study where the primary study endpoint was the change in pain intensity over a 3 month treatment period in diabetic foot pain. A significant treatment difference was seen in the planned subset analysis of diabetic patients who had documented evidence of “functioning pain receptors” in the skin of the lower leg (p=0.01, n=63) thus, at a minimum, supporting the effectiveness of topical clonidine in diabetic patients with functioning pain receptors of the skin. In the overall population that included patients without “functioning nerve receptors”, there was a trend favoring Clonidine Topical Gel (p=0.07, n= 182), though the overall results did not reach statistical significance.

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

Along with antidepressants, antiepileptic drugs (AEDs) are often used as a first-line therapy for PDN. The most commonly prescribed AEDs for PDN are gabapentin and pregabalin (Lyrica). The choice between them is mostly influenced by physicians’ preference for the more-favorable dosing attributes (less-frequent daily dosing, faster titration) of pregabalin in balance with price and accessibility. AEDs are commonly associated with side effects including somnolence, dizziness, and weight gain. If first-line AED or antidepressant monotherapy fails to provide acceptable pain relief, physicians initiate combination therapy. If AED/antidepressant combination therapy is not effective, physicians typically add a dual-acting opioid such as tramadol. For more-severe pain, physicians may add or switch to tapentadol ER (Nucynta ER), which is the first and only dual-acting opioid analgesic to gain approval for PDN in the U.S. If pain persists with the addition of tramadol or tapentadol, physicians often switch to a more potent opioid analgesic (e.g., oxycodone) while maintaining AED and/or antidepressant therapy. Although some experts acknowledge that strong opioids can be quite effective for PDN, they generally reserve this drug class for refractory cases and/or those with high pain intensity. For some PDN patients, particularly those experiencing highly localized pain, physicians may prescribe the lidocaine 5% patch (Lidoderm). Pain specialists generally consider that lidocaine is particularly beneficial for localized pain, and many physicians prefer it to oral agents because it does not cause systemic side effects and is easy to administer. In many cases, the patch is used in combination with an oral first-line AED and/or antidepressant therapy.

Oral medications that are approved for the treatment of PDN include anticonvulsants such as Lyrica (pregabalin), the antidepressant Cymbalta® (duloxetine) and the opioid Nucynta® ER (tapentadol ER), with sales for the treatment of neuropathic pain totaling over $3 billion in the U.S. according to Datamonitor. These treatments are modestly effective in relieving symptoms and their use can be limited by adverse effects and drug interactions. Additional oral formulations in development include an extended release formulation of pregabalin from Pfizer.

Acorda Therapeutics is developing a concentrated (20%) topical liquid formulation of capsaicin (NP-1998 [formerly NGX-1998]) for the treatment of neuropathic pain. The product was formerly in development by NeurogesX, which licensed all U.S. rights as well as those of its 8% capsaicin patch (Qutenxa) to Accorda in July 2013. Acorda is planning to launch a Phase 3 clinical trial of NP-1998 in painful HIV (human immunodeficiency virus) peripheral neuropathy as the first potential indication for NP-1998. The company is also exploring the potential for additional indications, including painful diabetic neuropathy. In 2011, NeurogesX completed a Phase 2 trial in post herpetic neuralgia and results from the trial confirmed efficacy and safety. Teva and Xenon Pharmaceuticals are developing TV-45070 (formerly XEN402), a subtype selective ion channel inhibitor. TV-45070 has potentially broad application in nociceptive pain, including inflammatory pain, and neuropathic pain indications. TV-45070 is partnered with Teva in a milestone, royalty and co-promotion partnership. Using a topical (ointment) formulation of TV-45070, Teva has initiated a 300-patient Phase 2b clinical trial in osteoarthritis, or OA, of the knee, and data are expected in the third quarter of 2015. Teva is also developing topical TV-45070 in neuropathic pain indications, and is currently planning a Phase 2b clinical trial in patients with postherpetic neuralgia.

Buprenorphine Depot Injection

Despite the availability of effective treatments, including BUNAVAIL® buccal film, challenges remain regarding patient adherence to long-term buprenorphine treatment, which is critical to successfully manage opioid dependence. This has led to interest in alternative delivery systems for buprenorphine. One such opportunity is the development of an injectable, long-acting, depot formulation. Microsphere-based, long acting, buprenorphine injectable depot has the ability to change the treatment paradigm in opioid dependence and pain management. Such a dosage form provides improved therapy compliance through continuous delivery of drug for up to 30 days. In 2014, we entered into an exclusive agreement with Evonik to develop and commercialize a proprietary, injectable microparticle formulation of buprenorphine potentially capable of providing 30 days of continuous therapy following a single subcutaneous injection. While we plan to pursue an indication for the maintenance treatment of opioid dependence, we have also secured the rights and plans to develop a product for the treatment of chronic pain in patients requiring continuous opioid therapy. As part of the agreement, we will have the right to license the product(s) following the attainment of Phase 1 ready formulations. At that point, Evonik could receive downstream payments for milestones related to regulatory filings and subsequent NDA approvals as well as product royalties. Evonik has the exclusive rights to develop the formulation and manufacture the product(s).

Additional long-acting depot formulations of buprenorphine are also in develop including one from Indivior, RBP-6000, which uses Atrigel technology and is currently in Phase 2 development and a product licensed by Braeburn Pharmaceuticals in November 2014 utilizing a technology licensed from Camurus. The product referred to as CAM2038 from Camurus is being developed as both a 1-week and 1-month subcutaneous injection.

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

This potential exists in our present litigation with MonoSol. MonoSol claimed in a litigation initiated in late 2010 that our confidential and trade secret manufacturing process for ONSOLIS® infringes their patented manufacturing process for thin films. We do not believe that we have infringed these claims. Moreover, we believe that the original claims in MonoSol patents ‘588, ‘292 and ‘891 are invalid or overbroad, and, in connection with inter partes and ex parte reexamination proceedings we have brought before the USPTO, the USPTO has either rejected and cancelled all claims, amended the original claims to make them narrower, or issued narrower, new claims replacing the broader original claims for each of the ‘588, ‘292 and ‘891 patents respectively. We also believe that the manufacturing processes for our product candidates, including BEMA® Buprenorphine and BUNAVAIL® do not infringe MonoSol’s patents, at least because they do not meet the limitations of the original, amended or new claims of MonoSol’s patents. We maintain our manufacturing processes for our BEMA® products and product candidates as trade secrets. Based on our examination of these patents, we do not believe our manufacturing processes infringe MonoSol’s patents. On March 7, 2012, the court granted our motion to stay the case pending outcome of the reexamination proceedings in the USPTO. On July 3, 2012, the USPTO issued an ex parte reexamination certificate on the ‘891 patent, in which all original claims were amended to make them narrower. On August 26, 2012, the USPTO issued an ex parte reexamination certificate on the ‘292 patent, in which all the original broader claims were replaced with narrower, new claims. As for the ‘588 patent, at the conclusion of the reexamination proceedings (and its appeals process), on April 17, 2014, the Patent Trial and Appeal Board (or PTAB) of the USPTO issued a Decision on Appeal affirming the Examiner’s rejection (and confirming the invalidity) of all the claims of the ’588 Patent. MonoSol did not request a rehearing by the May 17, 2014 due date for making such a request and did not further appeal the Decision to the Federal Court of Appeals by the June 17, 2014 due date for making such an appeal. Subsequently, on August 5, 2014, the USPTO issued a Certificate of Reexamination cancelling the ‘588 Patent claims.

On March 1, 2011, we were granted a patent extending the exclusivity of the BEMA® drug delivery technology in Canada to 2027. The Canadian Patent No. 2,658,585 provides additional patent protection for ONSOLIS® and BELBUCA™. In April 2012, the USPTO granted US Patent No. 8,147,866 (issued from US Patent Application No. 13/184,306), which will extend the exclusivity of the BEMA® drug delivery technology for BELBUCA™ and BUNAVAIL® in the United States from 2020 to 2027. In April 2014, the USPTO granted US Patent No. 8,703,177 (issued from US Patent Application No. 13/590,094), which will extend the exclusivity of the BEMA® drug delivery technology for BUNAVAIL® in the United States to at least 2032.

We own various patents and patent applications relating to the BEMA® technology. US Patent No. 6,159,498 (expiration date October 2016), US Patent No. 7,579,019 (expiration date January 22, 2020), US Patent No. 8,147,866 (expiration date July 23, 2027), Canadian Patent No. 2,658,585 (expiration date July 2027) and EP 0 973 497 (expiration date October 2017) are of particular value to our business and technology platform relating to the BEMA® delivery technology. On February 16, 2010, we filed a complaint with the United States Federal District Court for the District of Columbia, requesting the USPTO be required to further extend the patent term for US 7,579,019 from 835 days to 1,191 days. In March 2011, we prevailed in this case, and the patent expiration date of US Patent No. 7,579,019 is now extended from January 31, 2019 to January 22, 2020.

On January 22, 2014, MonoSol filed a Petition for Inter Partes Review (or IPR) on US Patent No. 7,579,019 with the USPTO. In the Petition, MonoSol is requesting an inter partes review because it is asserting that the claims of US Patent No. 7,579,019 are alleged to be unpatentable over certain prior art references. The USPTO instituted the IPR on the ‘019 Patent. The IPR could invalidate or validate in whole or in part, this patent. Accordingly, we are defending our US Patent No. 7,579,019 vigorously in the IPR proceedings.

With respect to trademarks, “BDSI®,” “BEMA®” and “BUNAVAIL®” are registered trademarks of BioDelivery Sciences International, Inc. ONSOLIS® and BREAKYL™ are trademarks owned by Meda Pharmaceuticals, Inc. PAINKYL™ is a trademark owned by TTY Biopharm.

Clonidine Gel Product

On March 26, 2013, we entered into the Arcion Agreement with Arcion pursuant to which Arcion agreed to grant to us an exclusive commercial world-wide license, with rights of sublicense, under certain patent and other intellectual property rights of Arcion to develop, manufacture, market, and sell gel products containing clonidine (or a derivative thereof), alone or in combination with other active ingredients, for topical administration for the treatment of painful diabetic neuropathy and other indications (the Clonidine Gel Products).

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

Buprenorphine Depot Injection Product

On October 27, 2014, we entered into a definitive Development and Exclusive License Option Agreement (which we refer to as the Evonik Development Agreement) with Evonik pursuant to which Evonik agreed to grant two exclusive options to acquire exclusive worldwide licenses, with rights of sublicense, to certain patents and other intellectual property rights of Evonik to develop and commercialize certain injectable, extended release products containing buprenorphine (which we refer to as Buprenorphine Depot Injection Products). If such options are exercised, such licenses would be memorialized in a definitive license agreement.

Although we do not believe that any Buprenorphine Depot Injection Products would be in conflict with, dominated by, or infringing any external patents and we do not believe that we require licenses under external patents for Buprenorphine Depot Injection Products, it is possible, however, that a court of law in the United States or elsewhere might determine otherwise. If a court were to determine that we were infringing other patents and that those patents were valid, we might be required to seek one or more licenses to commercialize our products or technologies. We may be unable to obtain such licenses from the patent holders. If we were unable to obtain a license, or if the terms of the license were onerous, there may be a material adverse effect upon our business plan to commercialize these products.

Manufacturing

We rely on third-party manufacturers, packagers, and analytical testing laboratories to produce commercial product and developmental products for research, product development, and clinical supplies. We are currently party to the following manufacturing arrangements for different companies:

BUNAVAIL®

Effective July 30, 2014, we entered a Supply Agreement with ARx for manufacturing, and effective March 6, 2014, we entered a Supply Agreement with Sharp for packaging for BUNAVAIL® commercial supplies, respectively. Both companies underwent successful FDA preapproval inspections and will be subject to annual quality audits. Both our contracts are also supported by a quality assurance agreement requiring our counterparties to adhere to product quality standards and cGMP manufacturing and packaging requirements.

ONSOLIS®

Effective October 17, 2005, we entered into an agreement with Aveva pursuant to supply ONSOLIS® for clinical trials and commercial sale. Under the terms of this agreement, Aveva is the sole supplier of ONSOLIS® for the United States and Canada. The current agreement expires on October 15, 2015. On October 9, 2014, Aveva sent us written notice of their intent not to renew our supply agreement. Therefore, our supply agreement with Aveva will expire on October 15, 2015. We will seek alternative manufacturing arrangements for ONSOLIS® in the U.S. in the event we are able to secure a new commercial partner for the product.

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide REMS with two appearance issues raised by FDA during an inspection of Aveva’s manufacturing facility. Specifically, the FDA identified the formation of microscopic crystals and a fading of the color in the mucoadhesive layer during the 24-month shelf life of the product. ONSOLIS® has been subsequently reformulated with 12 months of available stability data on the reformulated product.

In February 2015, we re-acquired the rights to the ONSOLIS® NDA from Meda. With the resolution of the appearance issue and 12 months of stability on the reformulated product, we plan to submit a prior approval supplement for this formulation by the end of the first quarter of 2015 seeking its approval which expected by the end of the third quarter of 2015.

BREAKYL™

Effective December 15, 2006, we entered into a process development agreement and a commercial Supply Agreement on April 26, 2012, both with LTS. Under the terms of this supply agreement, LTS is the exclusive manufacturer of BEMA® Fentanyl for all countries with exception of the United States and Canada. LTS continues to manufacture BREAKYL™ for MEDA since it was first launched in the E.U. in September 2012.

BELBUCA™ (BEMA® Buprenorphine)

Effective January 5, 2012, we entered a license and development agreement with Endo for BELBUCA™. Over the past two years, the technical operations and supply activities have been gradually transitioned from BDSI to Endo. As a result of the licensing and developmental agreement, all of the commercial supply agreements will be negotiated by and the responsibility of Endo.

Clonidine Topical Gel

Effective October 22, 2014, we entered into a master service agreement with Ei LLC for formulation, analytical and manufacturing services, clinical supplies, packaging and product release for the Clonidine Topical Gel. We have also made similar arrangements with Frontage and Tapemark for bulk manufacture for initial clinical trial supplies and individual dose units packaging, respectively.

Buprenorphine Depot Injection

Effective October 27, 2014, we entered into an exclusive agreement with Evonik to develop and commercialize a proprietary long acting, sustained release, biodegradable microparticle buprenorphine formulation capable of providing 30 days of continuous therapy following a subcutaneous injection. Through the agreement, we also secured the license to Evonik-owned intellectual property related to products for the maintenance treatment of opioid dependence and for the treatment of chronic pain.

Sales and Marketing

Following, and assuming, completion of clinical development and regulatory approval for each candidate product, we will pursue one of several approaches (or a combination thereof) for marketing and selling our products. These include licensing the products to appropriate partners so that they can market and distribute the products for us, co-promotions where we would share in the sales promotion, or use of our own recently established contract sales organization. We have already utilized this strategy with regard to our approved product, ONSOLIS®/ BREAKYL™ with our licensing agreements with Meda world-wide except Taiwan (TTY) and South Korea (Kunwha) and our worldwide license and development agreement with Endo for BELBUCA™ for chronic pain.

This strategy was further implemented in 2014 with the creation of our own exclusive contract sales force for the launch of BUNAVAIL®. This existing sales force now provides us with the means to sell BUNAVAIL® but also affords us the opportunity to consider selling other products in our own portfolio or those in-licensed. Using our own sales force provides us with significantly more control over commercialization efforts and makes us capable of selling our own products in specialty pharmaceutical markets while leaving with partners promotional responsibilities for the large primary care audiences.

For BUNAVAIL®, we completed our plans to self-commercialize the product in early 2014 and successfully launched our contract sales force in September.

ONSOLIS®/BREAKYL™

European Union

In September 2006, we secured an exclusive licensing and supply agreement with Meda for the commercialization rights for BEMA® Fentanyl in the E.U., which is being marketed in Europe under the trade name BREAKYL™. The agreement between Meda and us specifies that Meda is responsible for all post-approval clinical studies and label expansion trials. BREAKYL™ received marketing authorization from the European regulatory authorities in October 2010 and has been launched in over thirteen European countries including Germany, France and the U.K.

North America

In September 2007, we secured an exclusive licensing and supply agreement with Meda for the commercialization rights for ONSOLIS®, under which Meda was responsible for the sales, marketing and distribution of ONSOLIS® in the U.S., Canada and Mexico. The agreement specified that ONSOLIS® was to be detailed in the primary position for a specified duration among target prescribers

ONSOLIS® was commercially launched in the United States in mid-October 2009 following approval by the FDA in July 2009. Under the Meda agreement, ONSOLIS® commercial efforts were supported by a therapeutic specialty sales force assembled by Meda to target oncologists and pain management specialists treating breakthrough cancer pain. A specialty sales force consisting of experienced and well trained sales representatives were put in place to promote ONSOLIS® to target healthcare providers.

ONSOLIS® was approved by the Canadian regulatory authorities in May 2010, and is the first product approved in Canada for the management of breakthrough cancer pain. Meda Valeant Pharma Canada Inc., a joint venture between Meda and Valeant Canada Limited is responsible for promotion of ONSOLIS® in Canada. ONSOLIS® was launched in Canada in the third quarter of 2011.

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide REMS until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, raised by the FDA during an inspection of our North American manufacturing partner for ONSOLIS®, Aveva. While the appearance issues do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and its specification before it can be manufactured and distributed. The source of microcrystal formation and the potential for fading of ONSOLIS® was found to be specific to a buffer used in its formulation. We modified the formulation and as of the date of this report have 12 months of stability data on the reformulated product that shows no signs of microcrystal formation or color changes.

On January 27, 2015, we announced that we had entered into the Assignment Agreement with Meda to return to us the marketing authorizations for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico, back to us. Once the NDA has been returned, we will have the right to work directly with the FDA and submit a prior approval supplement that responds to FDA questions and requests and will hopefully lead to the re-introduction of the product. FDA’s review of the application may take up to six months; therefore, we could receive a decision before the end of 2015.

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

BELBUCA™ (BEMA® Buprenorphine) for Chronic Pain

We announced the signing of a world-wide licensing and development agreement for BELBUCA™ with Endo in January 2012. Under terms of the agreement, Endo will be responsible for the manufacturing, distribution, marketing and sales of BELBUCA™ on a worldwide basis.

Endo is one of the premier companies in the area of pain management and has demonstrated significant success in the pain space particularly with the development, launch and commercialization of a portfolio of pain therapeutics including Opana® ER,

Lidoderm® and Voltaren® Gel. Endo’s long experience in pain includes a strong sales and marketing capability, with sales representatives that are established in the offices of many high value healthcare practitioners who are high prescribers of opioids and other pain products.

We believe that BELBUCA™ is an excellent fit to Endo’s pain portfolio and will, if approved by the FDA, provide Endo with an additional pain product that can be aligned with other products in their portfolio based on factors such as pain severity and opioid scheduling. Endo will be responsible for all sales and marketing at the time of launch and will focus their promotional and educational efforts on high volume prescribers of opioids and other analgesics, which includes predominantly pain management specialists and primary care physicians. Endo will commercialize BELBUCA™ outside the U.S. through its own efforts or through regional partnerships. We believe that BELBUCA™ would potentially be aligned with the needs of pain specialists and primary care physicians who seek an alternative to Schedule II opioids for the treatment of moderate to severe chronic pain that is not adequately controlled with commonly prescribed first-line therapies (e.g. NSAIDs).

BUNAVAIL®

During 2013, we engaged in the process of assessing a variety of strategic options for the commercialization of BUNAVAIL® in the U.S. The options we explored included commercial partnerships, co-promotion arrangements, leading commercial efforts internally through the use of contract resources, or a combination of the aforementioned strategic options. Outside the U.S., we will likely pursue partnerships.

Following a thorough assessment of commercialization options for BUNAVAIL®, we identified BUNAVAIL® as an attractive product to build a commercial presence capable of supporting both BUNAVAIL® and our other future products. Additionally, the self-commercialization of BUNAVAIL® supports our longer term vision to become a fully integrated pharmaceutical company. The dynamics of the opioid dependence market made self-commercialization a feasible and attractive option. In total, approximately 90% of all prescriptions are written by approximately 5,000 physicians – which include primary care physicians, psychiatrists, addiction medicine specialists and pain specialists, with most concentrated in the eastern third of the U.S. and the west coast, allowing for coverage of a majority of the prescriber base with a modest sized sales force. Sales force sizing estimates suggest that a field sales force of approximately 60 could reach most of the identified target audience with the necessary frequency. Additionally, the relatively small prescriber base along with the limited number of competitors results in relatively modest marketing expenditures. And finally, the high awareness and physician acceptance of buprenorphine for the treatment of opioid dependence lessens the need for costly educational and promotional programs.

Plans to self-commercialize BUNAVAIL® were completed in early 2014. We chose to utilize internal resources to provide the strategic direction and oversight of specialized contractor resources. In March 2014, we entered into an agreement with Quintiles to support the launch of BUNAVAIL®. Under terms of the agreement, Quintiles provides a range of services to support the commercialization of BUNAVAIL® in the U.S., including recruiting and training a field sales force. Separately, we entered into an agreement with Ashfield Market Access to provide managed markets and trade support for BUNAVAIL®. Ashfield Market Access, which is led by industry veterans including those who led GlaxoSmithKline’s managed markets group for more than 20 years, took responsibility for executing a payer strategy aimed at maximizing patient access to BUNAVAIL®.

We began our efforts at the 2014 annual meeting of the American Society of Addiction Medicine (ASAM) with deployment of a contract Medical Science Liaison (MSL) team under the oversight of Medical Affairs. Following ASAM, the MSL team focused on introducing physicians to the BEMA® technology.

Under full oversight of BDSI, recruitment and hiring of our specialty addiction sales force was completed during the third quarter of 2014. A highly experienced sales force with significant experience in the areas of pain and addiction medicine was deployed. Approximately 60% of representatives hold ten or more years of pharmaceutical sales experience and nearly 90% with five or more years of experience. Three-quarters of the field force previously had prior experience in the areas of pain management or addiction medicine.

On November 3, 2014, we announced the availability of BUNAVAIL® in the U.S. where it is being supported by a 60-person field sales force and a full marketing effort targeting the nearly 5,000 physicians who are responsible for approximately ninety percent of prescriptions for buprenorphine products for the treatment of opioid dependence. The launch was also supported by a full marketing effort aimed at increasing product awareness including advertising and promotion, direct mail and email, a speakers programs and a number of initiatives, including a copay support program, to minimize access issues.

We recognize the competitive nature of the opioid dependence market and will continuously evaluate the size and structure of our sales force relative to our competitors. As appropriate for our business, we will consider the deployment of additional sales territories and representatives. While we recognize that we may not be able to support a sales force the size of an established competitor such as Indivior (formerly Reckitt Benckiser), we believe we can maintain a competitive share of voice through both personal and non-personal selling efforts. We also believe that BUNAVAIL® offers distinct and important benefits over other products in the opioid dependence market which will allow it to successfully compete in the long term.

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

The NDA review process involves FDA investigation into the details of the manufacturing process, as well as the design and analysis of each of the nonclinical and clinical studies. This review includes inspection of the manufacturing facility, the data recording process for the clinical studies, the record keeping at a sample of clinical trial sites and a thorough review of the results for each nonclinical and clinical study. Through this review, the FDA reaches a decision about the risk-benefit profile of a product candidate. If the benefit outweighs the risk, the FDA begins negotiation with the company on the content of an acceptable package insert and an associated REMS plan if required.

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

Risk Evaluation and Mitigation Strategy

In March 2008, new legislation designated as the Food and Drug Administration Amendments Act of 2007 (the FDAAA) took effect. This legislation strengthened the FDA’s authority over drug safety and directs the FDA to develop systems aimed at managing the risk-benefit ratio of a drug, with a particular focus on post-approval safety. FDAAA authorized the FDA to require and enforce a Risk Evaluation and Mitigation Strategy, or REMS, if the FDA determines that it is necessary to ensure that the benefits of a drug outweigh the potential risks. The legislation also provides the FDA with increased authority to require REMS at any point in a drug product’s lifecycle based on new safety information.

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

Additionally, FDA has implemented a class-wide REMS covering the extended release and long acting opioid class. The class-wide REMS program consists of a REMS-compliant educational program offered by an accredited provider of continuing medical education, patient counseling materials and a medication guide. BELBUCA™ is anticipated to fall within the existing class-wide REMS program. The cost and implementation of the extended release and long-acting opioid REMS is shared among multiple companies in the category.

There also continues to be a REMS in place for buprenorphine for the treatment of opioid dependence. BUNAVAIL® is included in this existing REMS that is far less cumbersome than the ONSOLIS® REMS and includes a medication guide and healthcare professional and patient education.

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

Employees

As of March 12, 2015, we have 29 full-time employees. Thirteen are involved in our clinical development program and operations, eleven handle our administration, accounting and legal and five handle our internal sales and marketing. Advanced degrees and certifications of our staff include three Ph.Ds, two Pharm.Ds, one M.D., three CPAs, six MBAs, two MSs and one JD. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our engineering and administrative functions. We consider relations with all of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

From our inception in January 1997 and through December 31, 2014, we have recorded significant losses. Our accumulated deficit at December 31, 2014 was approximately $205.5 million. As of December 31, 2014, we had working capital of approximately $49 million, but we do not generate meaningful recurring revenue or cash flow and thus use our working capital to maintain our operations. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates and product concepts, obtain the required regulatory approvals and manufacture, market and sell our products if approved. We may be unable to achieve any or all of these goals.

Although we have generated licensing-related and other revenue to date, we have only recently begun to generate revenue from the commercial sales of our approved products — ONSOLIS® and BUNAVAIL® — and such revenue has been minimal to date. In the case of ONSOLIS®, sales have been adversely affected by: (i) the lack of a uniform REMS program at the time of the launch of ONSOLIS®, and (ii) certain post-FDA approval appearance issues associated with ONSOLIS® which have led to the temporary suspension of manufacturing and marketing of ONSOLIS® in the US and Canada. In the case of BUNAVAIL®, sales have been minimal as we have only recently commenced the commercial launch of the product and are subject to the risks of launching a new product. There is a risk that we will be unable to generate sustained and predictable revenues from product sales.

Since our inception, we have engaged primarily in research and development, licensing technology, seeking grants, raising capital and recruiting scientific and management personnel. Since 2005, we have also focused on clinical and commercialization activities, originally relating to ONSOLIS® and more recently with BELBUCA™, BUNAVAIL® and Clonidine Topical Gel. This relatively limited operating history may not be adequate to enable you to fully assess our ability to develop and commercialize our technologies and proposed formulations or products, obtain FDA approval and achieve market acceptance of our proposed formulations or products and respond to competition. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive material revenues from our product candidates or product concepts in the timeframes we project, if at all, and our inability to do so would materially and adversely impact our viability as a company.

There are risks associated with the recent launch of our BUNAVAIL® product. We thus cannot accurately predict the volume or timing of any future sales of our recently launched BUNAVAIL® product, making the timing of any revenues therefrom difficult to predict.

In 2014, we commenced the commercial launch of BUNAVAIL®, which represented the commencement of the first self-commercialization effort for our company. As such, our ability to establish and increase sales of BUNAVAIL® is important to us, both for the revenue it may generate as well as to demonstrate our capabilities as an integrated specialty pharmaceutical company as opposed to a research and development organization. The commercial launch of any product is subject to significant risks, and particularly so for us given the size and relative experience of our company with commercial operations. In addition, we may be faced with lengthy customer evaluation and formulary and managed care approval processes associated with the launch of BUNAVAIL®. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer trial and adoption of BUNAVAIL® which may or have an adverse impact on our ability to generate revenue from sales of this product. We must obtain as approval for commercial insurance and government reimbursement in order to initiate high volume sales of BUNAVAIL®, which approval is subject to risk, potential delays and contract terms, and which may not actually occur or may occur with less favorable terms. The sales of BUNAVAIL are also dependent on the effectiveness of our selling and promotional efforts as well as influenced by competitive activity, new product approvals, pricing pressure and generic entrants. As such, we cannot accurately predict the volume or timing of any future sales of BUNAVAIL®, and our inability to commercialize this product would likely have an adverse effect on our results of operations and public stock price.

We have limited experience as a company in self-commercializing pharmaceutical products, which heightens the risks related to our self-commercialization of BUNAVAIL®.

To date, we have partnered our products with larger pharmaceutical companies, who have taken primary responsibility for development and commercialization activities for such products. We are presently self-commercializing BUNAVAIL®. As a company, prior to our commercialization of BUNAVAIL®, we had never been primarily responsible for manufacturing, supply chain, sales and marketing efforts for one of our products, and therefore our efforts with BUNAVAIL® are our initial efforts in this regard. Given this lack of experience, there is a risk that we may be unable to adequately execute, either on our own or through third parties, one or more elements of our commercial plans for BUNAVAIL®. If this were to occur, we may not achieve anticipated revenues from BUNAVAIL®, which would have a material adverse effect on our results of operations, cash flow, reputation and stock price.

If our competitors are successful in obtaining approval for Abbreviated New Drug Applications for products that have the same active ingredients as our BUNAVAIL® product, sales of our BUNAVAIL® product may be adversely affected.

Our competitors may submit for approval certain Abbreviated New Drug Applications (or ANDAs) which provide for the marketing of a drug product that has the same active ingredients in the same strengths and dosage form as a drug product already listed with the FDA, and which has been shown to be bioequivalent to such FDA-listed drug. Drugs approved in this way are commonly referred to as generic versions of a listed drug, and can often be substituted by pharmacists under prescriptions written for an original listed drug. Any applicant filing an ANDA is required to certify to the FDA that the new product subject to the ANDA will not infringe an already approved product’s listed patents or that such patents are invalid (otherwise known as a Paragraph IV Certification).

A number of our competitor companies have filed Paragraph IV Certifications challenging the patent for Suboxone® film, the market leader in the field in which we expect to generate sales of BUNAVAIL®. To the extent that any company is successful in challenging the validity of certain patents covering Suboxone® film under a Paragraph IV Certification, it could result in FDA approval of a drug that is lower in price to Suboxone® film. Such a new drug could make it more difficult for BUNAVAIL® to gain any significant market share in an increasingly generic marketplace, which would have a material adverse effect on our results of operations, cash flow, reputation and stock price.

Until we are able to generate recurring and predictable revenues for commercial operations, we will likely need to raise additional capital from time to time to continue our operations or expand our business, and our failure to do so would significantly impair our ability to fund our operations, develop our technologies and product candidates, attract commercial partners, retain key personnel or promote our products.

Our operations have been funded almost entirely by external financing and not from commercial revenues. Such financing has historically come primarily from license and royalty fees, the sale of common and preferred stock and convertible debt to third parties, related party loans and, to a lesser degree, from grants and bank loans. At December 31, 2014, we had cash of approximately $70.5 million. Depending on BUNAVAIL® sales and receiving the Endo milestone payment, we may not need to raise capital to fund our foreseeable business activities. However, even without the Endo milestone and any business adjustments, we have sufficient cash into early 2016, although this assumes that we do not accelerate the development of other opportunities available to us, engage in an extraordinary transaction or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements.

Depending on the timing and receipt of milestone payments from our commercial partnership with Endo and given our anticipated cash usage and lack of significant revenues, there is a risk that we will need to raise additional capital in the future to fund our anticipated operating expenses and progress our business plans. This will include in large part the need to fund the launch of BUNAVAIL and our current and potential new development activities. As a result, we may require significant additional capital to further our planned activities. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on our operations may make raising additional capital more difficult or impossible and may also result in a lower price for our shares.

We may have difficulty raising any needed additional capital.

We may have difficulty raising needed capital in the future as a result of, among other factors, our lack of material revenues from sales, as well as the inherent business risks associated with our company and present and future market conditions. Our business currently only generates a small amount of revenue from product sales, and such current sources of revenue will likely not be sufficient to meet our present and future capital requirements. Therefore, given that we plan to continue to expend substantial funds on commercialization activities (including those relating to BUNAVAIL®) as well as potentially on other strategic initiatives, there is a risk that we will require additional capital to fund these activities. If adequate funds are unavailable, we may be required to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs, product launches or marketing efforts, any of which may materially harm our business, financial condition and results of operations.

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

Our Credit Agreement with MidCap Financial SBIC, LP (or MidCap) contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect under our Credit Agreement if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

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

Until we enter into a replacement license agreement for the marketing of ONSOLIS® in North America, we will not receive revenues from our ONSOLIS® product.

In January of 2015, we entered into a definitive assignment agreement under which Meda transferred back to us the rights to marketing authorizations in the United States for ONSOLIS®. As a result, we must find a new strategic partner with whom we intend to enter into a potential replacement license. There is no assurance that we will find a replacement licensee for the ONSOLIS® marketing authorizations in a timely manner, or at all. If we fail to find a replacement licensee, we will not receive any royalty from revenues associated with the sale of ONSOLIS®, as contemplated by the original Meda license. In addition, we may be required to market the product without any assistance from a third party that specializes in the marketing within the product category and may be better equipped to effect a higher volume of sales. We may expend significant resources to these efforts without any assurance that such marketing efforts will yield any substantial revenue stream.

Moreover, in the event that we cannot identify a replacement licensee by a certain agreed upon date, Meda will have the right, but not the obligation, to demand that the marketing authorizations, and the rights to pursue marketing authorizations, for ONSOLIS® in North America revert back to Meda, with the full reinstatement of all of Meda’s rights and obligations under the Meda license. Such reinstatement would be in the full discretion of Meda and we cannot provide any assurance that Meda will exercise its option to reinstate the license. If we cannot find a replacement licensee, and Meda does not choose to reinstate its license, our revenue and results of operations may be adversely affected.

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

All of these risks are particularly true for BUNAVAIL®, which will be our first product that we have commercialized ourselves.

If we are unable to convince physicians as to the benefits of our products or product candidates, we may incur delays or additional expense in our attempt to establish market acceptance.

Use of our products and, if approved, our product candidates will require physicians to be informed regarding the intended benefits of our products and product candidates. The time and cost of such an educational process may be substantial. Inability to carry out this physician education process may adversely affect market acceptance of our proposed formulations or products. We may be unable to timely educate physicians regarding our intended pharmaceutical formulations or products in sufficient numbers to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our formulations or products. In addition, we may expend significant funds toward physician education before any acceptance or demand for our products or product candidates are created, if at all. Nonetheless, even with our best efforts, certain physicians may never prescribe our product.

We have been and expect to be significantly dependent on our collaborative agreements for the development, manufacturing and sales of our products and product candidates, which expose us to the risk of reliance on the performance of third parties.

In conducting our research and development activities, we currently rely, and expect to continue to rely, on numerous collaborative agreements with third parties such as manufacturers, contract research organizations, contract sales organizations, commercial partners, universities, governmental agencies and not-for-profit organizations for both strategic and financial resources. Key among these agreements are our commercialization agreement with Endo, our agreements relating to Clonidine Topical Gel and

Buprenorphine Depot Injection, and our manufacturing development and supply agreements with Aveva, which is expiring on October 15, 2015, and LTS relating to ONSOLIS® and with LTS relating to BREAKYL™. For BUNAVAIL®, we have manufacturing and supply arrangements in place.

The termination of these relationships, or failure to perform by us or our partners (who are subject to regulatory, competitive and other risks) under their applicable agreements or arrangements with us, or our failure to secure additional agreements for our product candidates, including a new licensing agreement for marketing rights in North America with respect to ONSOLIS®, would substantially disrupt or delay our research and development and commercialization activities, including our in-process and anticipated clinical trials and commercial sales. Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation.

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

Under our license option agreement with Evonik, we are responsible for paying certain costs relating to the development, formulation and commercialization of buprenorphine for the treatment of opioid dependence. In addition, under our licensing and development agreement with Endo, we are responsible for supporting the clinical development of BELBUCA™ for pain by conducting certain specified clinical trials in the United States. Our inability to adequately project or control our costs under these agreements could have a material adverse effect on our potential profits from such agreements.

We depend upon key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

Our ability to achieve our corporate objectives will depend to a significant degree upon the continued services of key management, technical and scientific personnel, particularly our senior executive officers such as our President and Chief Executive Officer Mark Sirgo. Our management and other employees may voluntarily terminate their employment with us at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources. In addition, we depend on our ability to attract and retain other highly skilled personnel, including research scientists. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all, which would negatively impact our development and commercialization programs. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We may be unable to manage our growth effectively.

After focusing our efforts for many years on clinical development of products, our business strategy now contemplates growth and expansion as we continue our evolution into a fully integrated specialty pharmaceutical company. For example, as we in-license or acquire additional product candidates, we will likely have to expand existing operations in order to conduct additional clinical trials, increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our products and assist patients in obtaining reimbursement for the use of our products. We may also need to grow to support our commercial activities for BUNAVAIL® or other approved products. This growth may place significant strain on our management and financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.

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

We currently have a general liability/product liability policy which includes coverage for our clinical trials and our commercially marketed products. Annual aggregate limits include $2 million for general liability, with $1 million for each occurrence; product liability is $15 million for aggregate and $15 million per occurrence with excess liability in the amount of an additional $5 million; umbrella liability is $5 million aggregate and $5 million per occurrence. It is possible that this coverage will be insufficient to protect us from future claims. Under our agreements, Meda is required to carry comprehensive general product liability and tort liability insurance, each in amounts not less than $2 million per incident and US $10 million annual aggregate and to name us as an additional insured thereon. However, we or our commercial partners may be unable to obtain or maintain adequate product liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient assets to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us or our partners could have a material adverse effect on our business, financial condition and results of operations.

Moreover, product liability insurance is costly, and due to the nature of the pharmaceutical products underlying ONSOLIS®, BUNAVAIL® and our product candidates, we or our partners may not be able to obtain such insurance, or, if obtained, we or our partners may not be able to maintain such insurance on economically feasible terms. If a product or product candidate related action is brought against us, or liability is found against us prior to our obtaining product liability insurance for any product or product candidate, or should we have liability found against us for any other matter in excess of any insurance coverage we may carry, we could face significant difficulty continuing operations.

We are presently a party to lawsuits by a third parties who claims that our products, methods of manufacture or methods of use infringe on their intellectual property rights, and we may be exposed to these types of claims in the future.

We are presently, and may continue to be, exposed to litigation by third parties based on claims that our technologies, processes, formulations, methods, or products infringe the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in pharmaceutical patents is, in most instances, uncertain and highly complex. Any litigation or claims against us, whether or not valid, would result in substantial costs, could place a significant strain on our financial and human resources and could harm our reputation. Such a situation may force us to do one or more of the following:

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

With respect to our BEMA® delivery technology, the drug delivery device technology space is competitive. There is a risk that a court of law in the United States’ or elsewhere could determine that ONSOLIS® or another of our BEMA® based products is in conflict with or covered by external patents. This risk presently exists in our litigation with MonoSol which was filed by MonoSol in November 2010, wherein MonoSol claims that our and our partner’s trade secret manufacturing process for ONSOLIS® is infringing upon MonoSol’s patented manufacturing process, as well as a similar litigation with Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol relating to our BUNAVAIL® product which was filed in October 2013. If the courts in these cases were to rule against us and our partner in that case, we could be forced to license technology from MonoSol or otherwise incur liability for damages, which could have a material adverse effect on our ability for us or our partners to market and sell ONSOLIS® or BUNAVAIL®.

We have been granted non-exclusive license rights to European Patent No. 949 925, which is controlled by LTS to market ONSOLIS® and BELBUCA™ within the countries of the European Union. We are required to pay a low single digit royalty on sales of products that are covered by this patent in the European Union. We have not conducted freedom to operate searches and analyses for our other proposed products. Moreover, the possibility exists that a patent could issue that would cover one or more of our products, requiring us to defend a patent infringement suit or necessitating a patent validity challenge that would be costly, time consuming and possibly unsuccessful.

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

Our relationships with our manufacturers and suppliers are particularly important to us and any loss of or material diminution of their capabilities due to factors such as regulatory issues, accidents, acts of God or any other factor would have a material adverse effect on our company. Such risks were demonstrated when certain manufacturing issues were experienced at Aveva in 2010-2011 and when, subsequently and separately, the FDA identified certain product appearance issues with ONSOLIS®, which resulted in the March 2012 postponement of the U.S. and Canadian relaunch of the product until such issues are resolved. Any loss of or interruption in the supply of components from our suppliers or other third party suppliers would require us to seek alternative sources of supply or require us to manufacture these components internally, which we are currently not able to do.

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

Our management’s expertise has primarily been in the areas of research and development, formulation development and clinical trial phases of pharmaceutical product development. Our management’s experience in the manufacturing of pharmaceutical products is more limited and we have limited equipment and no facilities of our own from which these activities could be performed. Therefore, we are fully dependent on third parties for our formulation development, manufacturing and the packaging of our products. This is particularly true with respect to ARx and Sharp, the primary manufacturers of our approved and commercialized product, BUNAVAIL®. We also rely on Aveva, the manufacturer of ONSOLIS® in the U.S., and LTS, the manufacturer for BREAKYL™ in the E.U. This reliance exposes us to the risk of not being able to directly oversee the production and quality of the manufacturing process and provide ample commercial supplies to formulate sufficient product to conduct clinical trials and maintain adequate supplies to meet market demand for our products.

Furthermore, these third party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or any other unforeseeable acts that may delay or limit production, which could leave our commercial partners with inadequate supplies of product to sell, especially when regulatory requirements or customer demand necessitate the need for additional product supplies. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes, and the inability of third party manufacturers like ARx, Sharp, Aveva and LTS to consistently supply quality product when required would have a material adverse effect on our ability to commercialize and sell our products.

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

We expect that we will be required to enter into agreements with commercial partners (such as our agreement with Endo) to engage in sales, marketing and distribution efforts around our products and product candidates. This is the case with our current self-commercialization activities with BUNAVAIL®, for which we have contracted with Quintiles to provide our sales force. We may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors. If we do not enter into relationships with third parties for the sales and marketing of our proposed formulations or products, we will need to develop our own sales and marketing capabilities.

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

Our approved product ONSOLIS® is formulated with the potent narcotic fentanyl. On December 29, 2011, FDA approved a REMS program covering all transmucosal fentanyl products. The program, which is referred to as the Transmucosal Immediate Release Fentanyl (TIRF) REMS Access Program, was designed to ensure informed risk-benefit decisions before initiating treatment with a transmucosal fentanyl product, and while patients are on treatment, to ensure appropriate use. The approved program covers all approved transmucosal fentanyl products under a single program and was implemented in March 2012. There is a risk that healthcare providers may respond negatively to this class-wide REMS program in a manner similar to the original ONSOLIS® REMS program that we were required to implement prior to the adoption of the class-wide REMS. Should this occur, our ability (or the ability of potential future commercial partners) to generate revenue from sales of ONSOLIS® in the U.S. and Canada, once the appearance and related formulation issues have been resolved and the product is relaunched in the U.S. and Canada, could be materially compromised, which would result in low payments to us. Additionally, the FDA has implemented a class-wide REMS covering the extended release and long acting opioid class. The class-wide REMS program consists of a REMS-compliant educational program offered by an accredited provider of continuing medical education, patient counseling materials and a medication guide. BELBUCA™ is anticipated to fall within the existing class-wide REMS program. The cost and implementation of the extended release and long-acting opioid REMS is shared among multiple companies in the category.

There also continues to be a REMS in place for buprenorphine for the treatment of opioid dependence referred to as the BTOD (Buprenorphine-containing Transmucosal products for Opioid Dependence) REMS. BUNAVAIL® falls within the existing REMS, which is far less cumbersome and includes a medication guide and healthcare professional and patient education. Given the existence of a REMS in both the extended release and long-acting opioid and opioid dependence markets, we anticipate our products will fit within the existing REMS and will avoid the issues encountered with ONSOLIS®, where a REMS program was yet to be developed.

BUNAVAIL® is the first product that we have elected to commercialize. If we are unable to adequately develop, implement, or manage our sales, marketing and distribution capabilities, either on our own or through third parties who perform these functions, our commercialization efforts for BUNAVAIL® or any future product we may commercialize would not produce the desired results, which would hurt our revenues and results of operations.

Prior to our decision to commercialize BUNAVAIL®, we have relied on third parties to manage sales and marketing efforts for us, including Meda for ONSOLIS® and, if BELBUCA™ is approved, Endo. We therefore have little experience as a company in commercializing a product, and our sales, marketing and distribution capabilities are new. As such, we may not achieve success in marketing and promoting BUNAVAIL®, or any other products we develop or acquire in the future or products we may commercialize through the exercise of co-promotion rights. Specifically, in order to optimize the commercial potential of BUNAVAIL®, we must execute upon our commercialization plan effectively and efficiently. In addition, we must continually assess and modify our commercialization plan in order to adapt to the promotional response. Further, we must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around BUNAVAIL® as an appropriate therapy. In addition, we must provide our sales force with the highest quality training, support, guidance and oversight in order for them to effectively promote BUNAVAIL®. If we fail to perform these commercial functions in the highest quality manner, BUNAVAIL® will not achieve its maximum commercial potential or any level of success at all. With respect to BUNAVAIL®, we rely on our agreement with Quintiles, who is responsible for providing our sales force on an outsourced basis. Should our relationship with Quintiles deteriorate or if our agreement with Quintiles is terminated, our sales efforts with BUNAVAIL® would likely suffer materially and we may not be able to keep or reconstitute our sales force. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products, as is the requirement for BUNAVAIL®. The deterioration or loss of our sales force would materially and adversely impact our ability to generate sales revenue, which would hurt our results of operations. Finally, we are competing and expect to compete with other companies that currently have extensive and well-funded marketing and sales operations, and our marketing and sales efforts may be unable to compete against these other companies, which would also hurt our results of operations.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors, and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercialization activities, development programs and our business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of any potential product candidate could be delayed.

Risks Related to Our Products in Development and Regulation

We depend in large part on our BEMA® drug delivery technology, and the loss of access to this technology would terminate or delay the further development of our products, injure our reputation or force us to pay higher fees.

We depend, in large part, on our BEMA® drug delivery technology. The loss of this key technology would seriously impair our business and future viability, and could result in delays in developing, introducing or maintaining our products and formulations until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the BEMA® technology or other technologies we gain access to in the future could prevent the implementation or impair the functionality of our products or formulations, delay new product or formulation introductions or injure our reputation. If we are required to acquire or enter into license agreements with third parties for replacement technologies, we could be subject to higher fees, milestone or royalty payments, assuming we could access such technologies at all.

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

Moreover, although we received FDA approval for ONSOLIS® and BUNAVAIL®, ONSOLIS® is not currently being marketed in the U.S. and Canada pending resolution of certain appearance and related formulation issues, and we may not receive regulatory approval for any required changes to the ONSOLIS® formulation or of our other product candidates. We may be unable to obtain all required regulatory approvals, and our failure to do so would materially and adversely affect our business, results of operations and viability.

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

In addition, it is our stated intention to seek to avail ourselves of the FDA’s 505(b)(2) approval procedure where it is appropriate to do so. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits an applicant to file a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain preclinical testing or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. If this approval pathway is not available to us with respect to a particular formulation or product, or at all, the time and cost associated with developing and commercializing such formulations or products may be prohibitive and our business strategy would be materially and adversely affected. For example, in September 2012, the FDA received a Citizen Petition requesting that it refuse to file any Section 505(b)(2) NDA or abbreviated new drug application, or ANDA, for buprenorphine/naloxone drugs intended to be applied to the oral mucosal membranes unless such application refers to the sublingual film formulation of Suboxone®, rather than the tablet formulation, as the reference listed drug, or RLD. Our proposed Section 505(b)(2) marketing application for BUNAVAIL® is expected to reference the tablet formulation of Suboxone® rather than the film formulation as the reference listed drug, and the data we have generated has been based off of the tablet formulation of Suboxone®. While the FDA, on February 22, 2013, rejected the Citizen Petition referred to above, we may be faced with similar issues in the future which might require us to conduct additional studies of our product candidates or otherwise face delays and additional costs.

Moreover, we may be required to conduct additional costly and time-consuming clinical studies beyond those that we originally anticipate in the event that our clinical trials fail to meet their primary endpoints or for other reasons, which would render them inadequate to support approval by the FDA. For example, in September 2011, we announced that our Phase 3 clinical trial for BELBUCA™ did not meet its primary endpoint and therefore we were required to conduct new trials. In our licensing and development agreement with Endo, we are responsible for the conduct of planned clinical studies leading up to the submission of an NDA for BELBUCA™. Conducting a new clinical trial in accordance with the FDA requirements has required significant additional capital, and we will not be able to commercialize and sell our BELBUCA™ product until we are able to meet our primary endpoints for both trials and obtain subsequent FDA approval.

Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approvals.

Data already obtained, or data we may obtain in the future, from non-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later non-clinical studies and clinical trials. Moreover, non-clinical and clinical data are susceptible to multiple and varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry, including those involved in competing drug delivery technologies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the product candidate, resulting in delays to commercialization, and could materially harm our business. In addition, our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

Finally, if any of our clinical trials do not meet their primary endpoints, or for a variety of other reasons, we may be required to conduct additional clinical trials in order to progress development of the subject product. These additional trials would be costly and time-consuming, and would divert resources from other projects. The foregoing risks were evidenced by the failure of our Phase 3 trial for BELBUCA™ for the treatment of moderate to severe chronic pain to meet its primary endpoint, which we announced September 2011.

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

Our FDA approved products, ONSOLIS® and BUNAVAIL® and our lead product candidate, BELBUCA™, contain tightly controlled and highly regulated narcotic ingredients. Misuse or abuse of such drugs can lead to physical or other harm. The FDA or the U.S. Drug Enforcement Administration, or DEA, currently impose and may impose additional regulations concerning the development, manufacture, transportation and sale of prescription narcotics. Such regulations include labeling requirements, the development and implementation of risk management programs, restrictions on prescription and sale of these products and mandatory reformulation of our products in order to make abuse more difficult. This is particularly true with respect to the REMS that the FDA required for ONSOLIS®. In addition, state health departments and boards of pharmacy have authority to regulate distribution and may modify their regulations with respect to prescription narcotics in an attempt to curb abuse. Any such current or new regulations may be difficult and expensive for us and our manufacturing and commercial partners to comply with, may delay the introduction of our products, may adversely affect our net sales, if any, and may have a material adverse effect on our results of operations.

The DEA limits the availability of the active ingredients used in ONSOLIS®, BUNAVAIL® and certain of our product candidates and, as a result, our procurement quota may not be sufficient to meet commercial demand or complete clinical trials.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in our approved product ONSOLIS® (fentanyl) and BUNAVAIL® (buprenorphine ) and in our lead product candidate BELBUCA™ (BEMA® Buprenorphine) are listed by the DEA as Schedule II (ONSOLIS®) and III (BUNAVAIL® and BELBUCA™) substances, respectively, under the Controlled Substances Act of 1970. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled.

The DEA limits the availability of the active ingredients used in ONSOLIS®, BUNAVAIL® and potentially other of our product candidates and, as a result, our procurement quota of these active ingredients may not be sufficient to complete clinical trials or meet commercial demand. We must annually apply to the DEA for a procurement quota in order to obtain these substances. The DEA may not establish a procurement quota following FDA approval of an NDA for a controlled substance until after DEA reviews and provides for public comment on the labeling, promotion, risk management plan and other documents associated with such product. A

DEA review of such materials may result in potentially significant delays in obtaining procurement quota for controlled substances, a reduction in the quota issued to us or an elimination of our quota entirely. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials, product launches or sales of products, which could have a material adverse effect on our business and results of operations.

Risks Related to Our Industry

The market for our products and product candidates is rapidly changing and competitive, and new drug delivery mechanisms, drug delivery technologies, new drugs and new treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render our technologies, our approved products and our product candidates noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others now existing or diversifying into the field is intense and is expected to increase. Many of these entities (including our competitors with respect to our two approved products, ONSOLIS® and BUNAVAIL®) have significantly greater research and development capabilities, human resources and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

The ability of our company or any partners with which we may enter into a new licensing arrangement to sell ONSOLIS® and our ability to commercialize BUNAVAIL® will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Consumers and third-party payers are increasingly challenging the prices charged for drugs and medical services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our drugs.

We could be exposed to significant drug product liability claims which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage.

The testing, manufacture, marketing and sale of our proposed drug formulations involve an inherent risk that product liability claims will be asserted against us. All of our clinical trials have been, and all of our proposed clinical trials are anticipated to be conducted by collaborators and third party contractors. We currently have a general liability/product liability policy which includes coverage for our clinical trials and our commercially marketed products. Annual aggregate limits include $2 million for general liability, with $1 million for each occurrence; product liability is $15 million for aggregate and $15 million per occurrence with excess liability in the amount of an additional $5 million; umbrella liability is $5 million aggregate and $5 million per occurrence. It is possible that this coverage will be insufficient to protect us from future claims. Under our agreements, Meda is required to carry comprehensive general product liability and tort liability insurance, each in amounts not less than $2 million per incident and US $10 million annual aggregate and to name us as an additional insured thereon.

Should we decide to seek additional insurance against such risks before our product sales commence, there is a risk that such insurance will be unavailable to us, or if it can be obtained at such time, that it will be available at an unaffordable cost. Even if we obtain insurance, it may prove inadequate to cover claims and/or litigation costs, especially in the case of wrongful death claims. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products and product candidates. A product liability claim could also significantly harm our reputation and delay market acceptance of our proposed formulations and products. In addition, although third party partners are required to provide insurance in connection with specific products such partners may face similar insurance related risks.

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

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (or the PPACA). The Healthcare and Education Reconciliation Act of 2010 (or the Reconciliation Act), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. Two primary goals of the PPACA, combined with the Reconciliation Act (which we collectively refer to as the Health Reform Legislation), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. On June 28, 2012, the United States Supreme Court upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty.

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

Furthermore, the ability of our company or of future partners of our company with whom we may enter into licensing arrangements to sell ONSOLIS® (once it is reformulated and placed back on the market in the U.S. and Canada) and the Company’s ability to commercialize BUNAVAIL® and our product candidates with partners such as Endo or otherwise will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers, managed care, and other organizations and may all result in lower prices for or rejection of our products, which could further have a material adverse effect on our revenues (royalty or otherwise) and results of operations.

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

We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission (or the SEC) and the Nasdaq Capital Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act.

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

As of the date of this Report, we currently have issued and outstanding 2,139,000 shares of Series A Non-Voting Convertible Preferred Stock, which we issued in connection with our $40 million financing which closed on December 2012. In the event of our bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our Series A Non-Voting Convertible Preferred Stock in preference to the holders of our common stock.

Executive officers, directors and entities affiliated with them could, due to their collective ownership interests in our company, have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders.

As of the date of this Report, our directors, executive officers and affiliated principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 10.98% of our outstanding common stock. These figures do not reflect any future potential exercise of outstanding common stock purchase warrants into shares of common stock. The interests of our current officers, directors and affiliated stockholders may differ from the interests of other stockholders. As a result, these current officers, directors and affiliated stockholders could have the ability to exercise substantial influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

As of March 12, 2015, there are 52,320,866 shares of common stock issued and 52,305,375 shares of common stock outstanding and there were 2,139,000 shares of Series A Non-Voting Convertible Preferred Stock issued and outstanding. On July 21, 2011, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock, par value $.001, of our common stock from 45,000,000 to 75,000,000 shares. This increase in our authorized shares of common stock provides us with the flexibility to issue more shares in the future, which might cause dilution to our stockholders. In addition, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of outstanding options or warrants. To the extent such options (including options under our stock incentive plan) or warrants are exercised, the holders of our common stock may experience further dilution.

Moreover, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors would experience additional dilution. Finally, in addition to the above referenced shares of common stock which may be issued without stockholder approval, we have 5 million shares of authorized preferred stock, of which 2,139,000 shares have been designated as Series A Non-Voting Convertible Preferred Stock. The remaining 2,290,700 shares of preferred stock remain undesignated shares of preferred stock, the terms of which may be fixed by our board of directors. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

Shares eligible for future sale may adversely affect the market for our common stock.

We have a material number of shares of common stock underlying securities of our company, the future sale of which could depress the price of our publicly-traded stock. As of March 12, 2015: (i) 3,254,268 shares of common stock are issuable upon exercise of outstanding stock options at a weighted average exercise price of $5.47 per share, (ii) 284 shares of common stock issuable upon exercise of our outstanding warrants at an exercise price of $3.12 per share and (iii) 4,260,370 restricted stock units eligible to be converted shares of our common stock (iv) 2,139,000 shares of Series A preferred eligible to be converted into shares of our common stock. If and when these securities are exercised into shares of our common stock, our shares outstanding will increase. Such increase in our outstanding securities, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

Our executive offices are located in Raleigh, North Carolina. We moved our corporate office to a larger facility in February 2015. The lease, which commenced November 14, 2014 for 89 months, is approximately 12,000 square foot space and has remaining base rent of $2.4 million payable through July, 2022. Rent is payable in monthly installments, and is subject to yearly price increases and increases for our share of common area maintenance costs. The landlord for this space is HRLP Raleigh, L.P. We believe this space is adequate as our principal executive office location.

Item 3.	Legal Proceedings.

Readers are advised that the following disclosure regarding our ongoing litigations with MonoSol and Reckitt Benckiser is intended to provide some background and an update on the matter as required by the rules of the SEC. Additional details regarding the past procedural history of the matter can be found in our previously filed periodic filings with the SEC.

Litigation Related To ONSOLIS®

On November 2, 2010, MonoSol filed an action against us and our commercial partners for ONSOLIS® in the Federal District Court of New Jersey (the DNJ) for alleged patent infringement and false marking. We were formally served in this matter on January 19, 2011. MonoSol claims that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which we and our partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588) (the ’588 Patent). Of note, the BEMA® technology itself is not at issue in the case, nor is BELBUCA™ or BUNAVAIL®, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol is seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

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

On September 12, 2011, we filed a request for inter partes reexamination in the USPTO of MonoSol’s ’588 Patent demonstrating that all claims of such patent were anticipated by or obvious in the light of prior art references, including several prior art references not previously considered by the USPTO, and thus invalid. On September 16, 2011, we filed in court a motion for stay pending the outcome of the reexamination proceedings, which subsequently was granted due to the results of the USPTO proceedings as described below.

On November 28, 2011, we announced that we were informed by the USPTO that it had rejected all 191 claims of MonoSol’s ’588 Patent. On January 20, 2012, we filed requests for reexamination before the USPTO of MonoSol’s US patent No 7,357,891 (the ’891 Patent), and No 7,425,292 (the ’292 Patent), the two additional patents asserted by MonoSol, demonstrating that all claims of those two patents were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus invalid.

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

Based on our original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against us while the third has had all claims rejected by the USPTO, we remain very confident in our original stated position regarding this matter. Thus far, we have proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant our request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. In doing so, the Judge denied MonoSol’s request for full litigation proceedings (including, for example, discovery, depositions, etc.). We are required to file our motion for summary judgment by March 13, 2015 and based upon the expedited schedule, the Court could issue a decision on our summary judgment motion by the beginning of April, 2015 on the pleadings alone or if an oral hearing is scheduled, soon thereafter. Based upon the outcome from reexaminations and the Court’s grant of our request for the proceedings to move directly to a motion for summary judgment, we believe we will prevail and the case will be dismissed. However, if this does not occur and the case proceeds to trial, we will continue to defend this case vigorously and seek a dismissal at trial. Ultimately, whether now with the motion for summary judgment proceedings or later with trial proceedings, we anticipate that MonoSol’s claims against us will be rejected.

Litigation Related To BUNAVAIL®

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol (collectively, the RB Plaintiffs) filed an action against us relating to our BUNAVAIL® product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL® is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL®, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832) (the ’832 Patent).

On May 21, 2014, the Court granted our motion to dismiss. In doing so, the Court dismissed the case in its entirety. The RB Plaintiffs did not appeal the Court Decision by the June 21, 2014 due date and therefore, the dismissal will stand and the RB Plaintiffs lose the ability to challenge the Court Decision in the future. The possibility exists, however, that the RB Plaintiffs could file another suit alleging infringement of the ‘832 Patent. If this occurs, based on our original position that our BUNAVAIL® product does not infringe the ‘832 Patent, we would defend the case vigorously (as we have done so previously), and we anticipate that such claims against us ultimately would be rejected.

On September 20, 2014, based upon our position and belief that our BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, we proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North Carolina, requesting the Court to make a determination that our BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and all challenged claims were rejected for both anticipation and obviousness. For the ‘080 Patent, all claims remain rejected in an inter partes reexamination and the reexamination is currently in the appeals process, with the oral hearing scheduled for November 5, 2014, and we are currently awaiting a decision from the PTAB. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, we believe these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, we filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, we also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against us (and our commercial partner) relating to our BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent (U.S. Patent No. 8,765,167) (‘167 Patent). As with prior actions by the RB Plaintiffs, we believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL®. We strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. In this regard, on October 28, 2014, we filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. On December 12, 2014, we filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against our commercial partner. An oral hearing on these motions was set for March 2, 2015, however, the Court has decided to move forward without an oral hearing and we are awaiting their decision. The Court can still ultimately decide to hold an oral hearing later.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the NASDAQ Capital Market under the symbol “BDSI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2014 and 2013, as reported by the NASDAQ Capital Market, is set forth below.

Quarterly Common Stock Price Ranges

Fiscal Year 2014, Quarter Ended:	High	Low
March 31, 2014	$10.20	$5.65
June 30, 2014	$12.81	$6.71
September 30, 2014	$18.48	$11.76
December 31, 2014	$18.33	$11.48

Fiscal Year 2013, Quarter Ended:	High	Low
March 31, 2013	$4.94	$3.52
June 30, 2013	$5.74	$3.86
September 30, 2013	$5.55	$4.05
December 31, 2013	$6.09	$4.16

As of March 12, 2015, we had approximately 115 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2011 Equity Incentive Plan as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,045,460	$4.32	2,867,530
Equity compensation plans not approved by security holders	—	—	—
Total	6,045,460	$4.32	2,867,530

(1)	Includes 2,073,039 shares of common stock underlying options previously granted under our Amended and Restated 2001 Incentive Plan, which are still exercisable despite the fact that such plan expired July 2011.

Performance Graph

The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash on December 31, 2009 in (i) our common stock (ii) the Nasdaq Composite Index (iii) the Nasdaq Biotechnology Index and (iv) the NYSE Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

Comparison of cumulative total return on investment since December 31, 2009:

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
BioDelivery Sciences Int’l, Inc.	$100.00	$90.33	$20.61	$109.67	$149.87	$305.85
Nasdaq Composite (U.S. Companies)	100.00	116.91	114.81	133.07	184.06	208.71
Nasdaq Biotechnology	100.00	115.01	128.59	169.61	280.89	376.68
NYSE Pharmaceutical	100.00	98.92	107.67	119.52	151.38	172.31

Item 6.	Selected Financial Data.

The statements of operations data and statements of cash flows data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The statements of operations data and statements of cash flows data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes beginning on page F-1 and other financial information included in this Report.

	2014	2013	2012	2011	2010
Statements of Operations Data:
Total revenue	$38,944	$11,356	$54,542	$3,263	$3,405
Operating (loss) income	(38,741)	(56,402)	7,062	(26,988)	(16,319)
Net (loss) income	(54,218)	(57,394)	1,652	(23,325)	(13,033)
Diluted net (loss) income per share	(1.12)	(1.51)	0.05	(0.82)	(0.56)
Balance Sheet Data:
Cash, short-term and long-term investments	$70,472	$23,176	$63,189	$10,750	$18,209
Total assets	89,311	38,005	75,739	23,645	33,580
Long-term liabilities	4,873	12,545	—	—	—
Accumulated deficit	(205,531)	(151,313)	(93,919)	(95,572)	(72,246)
Total stockholders’ equity (deficit)	54,395	(812)	49,777	4,120	9,786
Statements of Cash Flows Data:
Net cash flows from operating activities	$(28,833)	$(60,103)	$12,187	$(23,275)	$(11,682)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Strategy

We are a specialty pharmaceutical company that is developing and commercializing, either on our own or in partnerships with third parties, new applications of approved therapeutics to address important unmet medical needs using both proven and new drug delivery technologies. We have developed and are continuing to develop pharmaceutical products aimed principally in the areas of pain management and addiction.

Our strategy is to:

•	Focus our commercial and development efforts in the areas of pain management and addiction within the U.S. pharmaceutical marketplace;

•	Identify and acquire rights to products that we believe have potential for near-term regulatory approval through the 505(b)(2) approval process, or are already approved;

•	Market our products through specialty sales teams by primarily focusing on high-prescribing U.S. physicians in pain and addiction; and

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

Background of Our Company

We were incorporated in the State of Indiana in 1997 and were reincorporated as a Delaware corporation and conducted our initial public offering in 2002. In August 2004, we acquired Arius Pharmaceuticals, the then licensee (and now owner) of our BEMA® drug delivery technology, and July 2006, we licensed commercialization rights in Europe for our lead product; BEMA® based ONSOLIS®, to Meda. In September 2007, we entered into a definitive License and Development Agreement with Meda for ONSOLIS® in the U.S., Canada and Mexico. In January 2012, we entered into a definitive License and Development Agreement with Endo for BELBUCA™ for chronic pain and in December 2014, we and Endo filed the NDA submission for FDA approval for BELBUCA™, which was accepted February 2015. In March 2013, we entered into a definitive Exclusive License Agreement with

Arcion pursuant to which Arcion agreed to grant to us an exclusive commercial world-wide license, with rights of sublicense, under certain patent and other intellectual property rights related to in-process research and development to develop, manufacture, market, and sell gel products containing clonidine (or a derivative thereof), alone or in combination with other active ingredients, for topical administration for the treatment of PDN and other indications. On July 31, 2013, we submitted the NDA for BUNAVAIL® to the FDA for review, and on June 6, 2014, we announced the FDA approval of BUNAVAIL®, which it launched November 3, 2014.

2014 and Beyond Highlights

•	On January 23, 2014, we announced positive top-line results from our pivotal Phase 3 efficacy study of BELBUCA™ in opioid-“naive” subjects. The locking of the database for the opioid naive study has triggered a $10 million milestone payment from Endo per our licensing agreement.

•	On February 7, 2014, we entered into a definitive Securities Purchase Agreement with certain institutional investors relating to a registered direct offering of 7,500,000 shares of our common stock, par value $.001 per share. The shares were sold at a price of $8.00 per share, yielding net offering proceeds of $58.2 million.

•	On June 25, 2014, the database for the pivotal Phase 3 efficacy study of BELBUCA™ in opioid-experienced patients was locked. The locking of the database triggered a $10 million milestone payment from Endo.

•	On October 27, 2014, we entered into a definitive Development and Exclusive License Option Agreement with Evonik to develop and commercialize an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence.

•	In September and October 2014, we sold 529,010 and 116,911 shares of common stock, respectively, under our established “at-the market” offering program for approximate net proceeds of $8.7 million and $1.9 million, respectively.

•	On December 8, 2014, we announced that we had completed the randomization of all patients in its ongoing initial pivotal Phase 3 clinical trial for Clonidine Topical Gel for the treatment of PDN. We anticipate that topline results of the study will be available by the end of March 2015.

•	On December 23, 2014, we announced along with Endo the submission of a NDA for BELBUCA™ (BEMA® Buprenorphine) to the FDA, which was accepted February 23, 2015. BELBUCA™ is under development for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

•	On January 27, 2015, we announced that we had entered into an assignment and revenue sharing agreement with Meda to return to us the marketing authorizations for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Once the NDA has been returned, we will have the right to work directly with the FDA and submit a prior approval supplement that responds to FDA questions and requests and will hopefully lead to the re-introduction of the product. FDA’s review of the application may take up to six months; therefore, we could receive a decision before the end of 2015.

Opportunities and Trends

Our franchise currently consists of five products or product candidates, three of which utilize our patented BEMA® drug delivery technology. ONSOLIS® is approved in the U.S., Canada, EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant, adult patients with cancer. The commercial rights to ONSOLIS® are licensed to Meda for all territories worldwide except for Taiwan (licensed to TTY and South Korea (licensed to Kunwha).

The Company’s second product using the BEMA® technology is BUNAVAIL® (buprenorphine and naloxone) buccal film, which was approved by the FDA in June 2014 for the maintenance treatment of opioid dependence. The Company is commercializing BUNAVAIL® and launched the product during the fourth quarter 2014. As with all other buprenorphine containing products for opioid dependence, the approval of BUNAVAIL® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL® on QT prolongation (i.e., an abnormal lengthening of the heartbeat). The clinical study results must be reported to the FDA by the end of 2016.

The Company’s third product using the BEMA® technology, BELBUCA™, is for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product is licensed on a worldwide basis to Endo. We and Endo reported positive study results for two pivotal Phase 3 trials for this product in January and July 2014. In August 2014, we announced that, along with Endo, it engaged in a positive pre-NDA meeting with the FDA regarding its BELBUCA™ product. On December 23, 2014, we announced along with Endo the submission of a NDA for BELBUCA™ (BEMA® Buprenorphine) to the FDA, which was accepted February 23, 2015.

Our fourth product is Clonidine Topical Gel, which is currently in Phase 3 development for the treatment of PND, which was licensed from Arcion in March 2013. In June 2014, we announced the completion of patient enrollment for our Phase 3 study of Clonidine Topical Gel. In August 2014, we announced our completion of a pre-specified interim analysis of the ongoing initial pivotal Phase 3 trial for Clonidine Topical Gel.

Our fifth product is Buprenorphine Depot Injection, which is in development as an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence, the rights to which we secured when we entered into a definitive development and exclusive license option agreement from Evonik in October 2014.

As we focus on the growth of our existing products and other product candidates, we also continue to position ourselves to execute upon the licensing and acquisition opportunities that will drive our next phase of growth. Our organization is fully committed to this effort, and we believe we will be successful in executing upon our corporate strategy in ways that will drive this future growth.

In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our alliance and partner relationships. We believe these actions, combined with the experience and expertise of our management team, position us well to drive the future growth of our revenue and income.

We expect to continue research and development of pharmaceutical products and related drug delivery technologies, some of which will be funded by our commercialization agreements. We will continue to seek additional license agreements, which may include upfront payments. We anticipate that funding for the next several years will come primarily from milestone payments and royalties from Meda and Endo, revenues from sales of BUNAVAIL®, potential sale of securities and collaborative research agreements, including those with pharmaceutical companies.

We have a very limited history of commercial operations, having focused the vast majority of our corporate effort on research and development activities. We have, since our founding, received revenue in the form of: (i) contract revenue from Endo related to an upfront, non-refundable payment for a license of our BELBUCA™ product in 2012 (a portion of which was recorded as deferred revenue that is being recognized as revenue under prevailing revenue recognition rules), (ii) payment from Endo for a certain patent-related milestones (iii) royalty revenue from Meda for sales of BREAKYL™ and ONSOLIS®, (iv) upfront non-refundable license and milestone payments from Meda in 2007, 2008, 2009 and 2012 (which were initially classified as deferred revenue and subsequently, a substantial amount was reclassified as recognized revenue under prevailing revenue recognition rules), (v) product sales revenue related to BUNAVAIL® sales and (vi) sponsored research revenue from both Endo and Meda. Only the BUNAVAIL® product sales and Breakyl royalty revenues are repeating or predictable. Until recurring revenue from product sales (BUNAVAIL® is the foremost opportunity) becomes a larger portion of our total revenue, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future.

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

Critical Accounting Policies and Estimates

Impairment Testing

In accordance with Generally Accepted Accounting Principles (referred to herein as GAAP), goodwill impairment testing is performed at the reporting unit level annually, or more frequently if indicated by events or conditions. We performed an evaluation and determined that there is only one reporting unit. In the course of the evaluation of the potential impairment of goodwill, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed. The quantitative impairment test first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is calculated and an impairment is recorded if the implied fair value is less than the carrying amount. The determination of goodwill impairment is highly subjective. It considers many factors both internal and external and is subject to significant changes from period to period. No goodwill impairment charges have resulted from this analysis for 2014, 2013 or 2012.

An impairment of a long-lived asset other than goodwill is recognized under GAAP if the carrying value of the asset (or the group of assets of which it is a part) exceeds (i) the future estimated undiscounted cash flow from the use of the asset (or group of assets) and (ii) the fair value of the asset (or asset group). In making this impairment assessment, we predominately use an undiscounted cash flow model derived from internal forecasts. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment. No impairment charges have been recorded for other amortizing intangibles in 2014, 2013 or 2012.

Fair market value accounting (derivative liability)

The most significant estimate that could have a material effect on net (loss) gain is the fair market value accounting for our derivative liability. Our derivative liability consists of free standing warrants that are recorded as liabilities due to the registration rights agreements and the requirement for continued effectiveness of the warrants. As a result, the warrants must be recorded as a liability at fair value. The changes in fair value are posted to the derivative (loss) gain in other (loss) income. We utilize the Black-Scholes method to estimate the fair value of our warrants. The three most significant factors in the Black-Scholes calculation are (i) our stock price, (ii) the volatility of our stock price and (iii) the remaining term of the warrants. During the year ending December 31, 2012, a $3.50 increase in the value of our stock was the primary cause of the $5.6 million derivative loss. During the year ending December 31, 2013, we had a lower average remaining term of the warrants, and the Black-Scholes volatility of our stock over this remaining term was relatively low compared to 2012. These two factors lowered the Black-Scholes value of the warrants, even though our stock price increased in 2013 of $1.58. The result was a $0.1 million derivative gain. During the year ending December 31, 2014, a $6.13 increase in the value of our stock was the primary cause of the $13.2 million derivative loss.

Stock-Based Compensation and other stock-based valuation issues (derivative accounting)

We account for stock-based awards to employees and non-employees using Financial Accounting Standards Board Accounting Standards Codification (FASB)(ASC) FASB ASC Topic 718 — Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by management based predominantly on the trading price of our common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

We use the Black-Scholes option pricing model to determine the fair value of stock option and warrant grants. In applying the Black-Scholes option pricing model during 2014, we assumed risk-free interest rates ranging from 1.58% to 1.70%, expected option terms of 5 years (for employee options), a volatility factor ranging from 73.00% to 78.05% and option exercise prices ranging from $5.58 to $16.36. During 2013, we assumed risk-free interest rates ranging from 0.70% to 1.60%, expected option terms of 5 years (for employee options), a volatility factor ranging from 77.59% to 81.65% and option exercise prices ranging from $4.33 to $5.39. During 2012, we assumed risk-free interest rates ranging from 0.62% to 1.02%, expected option terms of 5 years (for employee options), a volatility factor ranging from 81.96% to 83.69% and option exercise prices ranging from $1.78 to $4.72. During all years 2014, 2013 and 2012, we assumed no dividend yield.

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

Revenue Recognition

Meda License, Development and Supply Agreements

In August 2006 and September 2007, we entered into certain agreements with Meda to develop and commercialize the ONSOLIS® product, a drug treatment for breakthrough cancer pain delivered utilizing the BEMA® technology. The aforementioned agreements relate to the United States, Mexico and Canada (we refer to such agreements as the Meda U.S. Agreements) and to certain countries in Europe (we refer to such agreements as the Meda EU Agreements and we refer to our agreements with Meda collectively as the Meda Agreements). They carry license terms that commence on the date of first commercial sale in each respective territory and end on the earlier of the entrance of a generic product to the market or upon expiration of the patents, which begin to expire in 2020.

We recognize revenue associated with the Meda Agreements in accordance with GAAP related to multiple deliverables. Our deliverables under the Meda Agreements, including our related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 6 to the accompanying financial statements.

We have determined that upon inception of both the U.S. and EU Meda arrangements all deliverables to each arrangement are to be considered one combined unit of accounting since the fair value of the undelivered license was not determinable and the research and development efforts provided do not have stand-alone value apart from the license. As such, all cash payments from Meda related to these deliverables prior to FDA approval in July 2009 were recorded as deferred revenue. All cash payments from Meda for upfront and milestone payments and research and development services provided are nonrefundable. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain research and development services deliverables were deliverable to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue, which included $5.0 million in milestones received during the year ended December 31, 2012. At December 31, 2014, there was remaining deferred revenue of $1.1 million which is related to the Meda research and development services. As time progresses, we will continue to estimate the time required for ongoing obligations, and adjust the remaining deferred revenue accordingly on a quarterly basis.

Upon delivery of the license to Meda, we have determined that each of the undelivered obligations have stand-alone value to Meda as these post-commercialization services encompass additional clinical trials on different patient groups but do not require further product development and these services and product supply obligations can be provided by third-party providers available to Meda. We have also obtained third-party evidence of fair value for the other research and development services and other service obligations, based on hourly rates billed by unrelated third-party providers for similar services contracted by us. We have obtained third-party evidence of fair value of the product supply deliverable based on the outsourced contract manufacturing cost charged to us from the third-party supplier of the product. The arrangements do not contain any general rights of return. Therefore, the remaining deliverables to the arrangements will be accounted for as three separate units of accounting to include (1) product supply, (2) research and development services for the ONSOLIS® product and (3) the combined requirements related to the remaining other service-related obligations due Meda to include participation in committees and certain other specified services. The estimated portion of the upfront payments of approximately $1.0 million (under the Meda U.S. Agreements) and $0.1 million (under the Meda EU Agreements) attributed to these other service-related obligations will be recognized as revenue as services are provided through expiration of the license terms, as defined above.

We have determined that we are acting as a principal under the Meda Agreements and, as such, we will record product supply revenue, research and development services revenue and other services revenue amounts on a gross basis in our consolidated financial statements.

Endo License, Development and Supply Agreements

In January 2012, we entered into the Endo Agreement with Endo pursuant to which we granted to Endo an exclusive commercial world-wide license to develop, manufacture, market and sell our BELBUCA™ product and to complete U.S. development of such product candidate for purposes of seeking FDA approval.

Pursuant to the Endo Agreement, Endo has obtained all rights necessary to complete the clinical and commercial development of BELBUCA™ and to sell the product worldwide. Although Endo has obtained all such necessary rights, we have agreed under the Endo Agreement to be responsible for the completion of certain clinical trials regarding BELBUCA™ (and providing clinical trial materials for such trials) necessary to submit a NDA to the FDA in order to obtain approval of BELBUCA™ in the U.S., in each case pursuant to a development plan set forth in the Endo Agreement (as it may be amended pursuant to the Endo Agreement). We are responsible for development activities through the filing of the NDA in the U.S., while Endo is responsible for the development following the NDA submission as well as the manufacturing, distribution, marketing and sales of BELBUCA™ on a worldwide basis. In addition, Endo is responsible for all filings required in order to obtain regulatory approval of BELBUCA™.

Pursuant to the Endo Agreement, we have received (or are expected to receive upon satisfaction of applicable conditions) the following payments (some portion(s) of which will be utilized by us to support our development obligations under the Endo Agreement with respect to BELBUCA™):

•	$30 million non-refundable upfront license fee (earned in January 2012);

•	$15 million for enhancement of intellectual property rights (earned in May 2012);

•	$20 million for full database lock for two clinical trials ($10 million earned in January 2014 and $10 million earned in June 2014);

•	$10 million upon FDA acceptance of the filed NDA (earned February 2015);

•	$50 million upon regulatory approval;

•	up to an aggregate of $55 million based on the achievement of four separate post-approval sales thresholds; and

•	sales-based royalties in a particular percentage range on U.S. sales of BELBUCA™, and royalties in a lesser range on sales outside the United States, subject to certain restrictions and adjustments.

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

At the inception of the Endo arrangement, we determined that the Endo Agreement is a multi-deliverable arrangement with three deliverables: (1) the license rights related to BELBUCA™, (2) services related to obtaining enhanced intellectual property rights through the issuance of a particular patent and (3) clinical development services. We concluded that the license delivered to Endo at the inception of the Endo Agreement has stand-alone value. It was also determined that there was a fourth deliverable, the provision of clinical trial material (or CTM). The amounts involved are, however, immaterial and delivered in essentially the same time frame as the clinical development services. Accordingly, we did not separately account for the CTM deliverable, but consider it part of the clinical development services deliverable.

The initial non-refundable $30 million license fee was allocated to each of the three deliverables based upon their relative selling prices using best estimates. The analysis of the best estimate of the selling price of the deliverables was based on the income approach, our negotiations with Endo and other factors, and was further based on management’s estimates and assumptions which included consideration of how a market participant would use the license, estimated market opportunity and market share, our estimate of what contract research organizations would charge for clinical development services, the costs of clinical trial materials and other factors. Also considered were entity specific assumptions regarding the results of clinical trials, the likelihood of FDA approval of the subject product and the likelihood of commercialization based in part on our prior agreements with the BEMA® technology.

Based on this analysis, $15.6 million of the up-front license fee was allocated to the license (which was estimated to have a value significantly in excess of $30 million), and $14.4 million to clinical development services (which is inclusive of the cost of CTM). Although the intellectual property component was considered a separate deliverable, no distinct amount of the up-front payment was assigned to this deliverable because we determined the deliverable to be perfunctory. The amount allocated to the license was recognized as revenue in fiscal year 2012. The portion of the upfront license fee allocated to the clinical development services deliverable of $14.4 million is being recognized as those services are performed. We estimate that such clinical development services will extend into the first half of 2015. Based on the estimated proportion of those services performed, $2.5 million, $6.3 million and $5.2 million was recognized as contract revenue in fiscal years, 2014, 2013 and 2012, respectively, in the accompanying condensed consolidated statements of operations. As a result, $0.4 million remains deferred at December 31, 2014.

We concluded that each of the performance based milestones are substantive and, therefore, revenue has and will be recognized when milestones are earned.

The term of the Endo Agreement shall last, on a country-by-country basis, until the later of: (i) 10 years from the date of the first commercial sale of BELBUCA™ in a particular country or (ii) the date on which the last valid claim of our patents covering BELBUCA™ in a particular country has expired or been invalidated. The Endo Agreement shall be subject to termination by Endo, at any time, upon a specific timeframe of prior written notice to us and under certain other conditions by either party as specified in the Endo Agreement.

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

We are reimbursed by Endo for certain contractor costs when these costs go beyond set thresholds as outlined in the Endo Agreement. Endo reimburses us for this spending at cost and we receive no mark-up or profit. The gross amount of these reimbursed research and development costs are reported as research and development reimbursement revenue in the accompanying consolidated statements of operations. We act as a principal, have discretion to choose suppliers, bear credit risk and may perform part of the services required in the transactions. Therefore, these reimbursements are treated as revenue to us. The actual expenses creating the reimbursements are reflected as research and development expense.

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

Product Sales

Product sales amounts relate to sales of BUNAVAIL® which was launched in November 2014. These sales are recognized as revenue when prescriptions are filled. This is shown as product sales on the accompanying consolidated statements of operations.

Research Revenues

Research revenue amounts are recognized as revenue under various contractor agreements with third parties. This is shown as research fees on the accompanying consolidated statements of operations.

Contract Revenue

In each of 2014 and 2013, we recognized as revenue $0.2 million in previously deferred revenue related to our agreement with Meda associated with ONSOLIS®. In 2012, we recognized as revenue $17.5 million in previously deferred revenue as a result of the E.U. launch of BREAKYL™. In 2013, we received and recognized as revenue $0.3 million which related to our license agreement with TTY.

Research and Development Reimbursements

Reimbursable revenue amounts are related to certain research and development expenses that are reimbursable from Endo related to the Buprenorphine chronic pain program. Our contract with Endo states that Endo will begin reimbursing us for certain research and development expenses once these expenses exceed $45 million. During the years ended December 31, 2014 and 2013, we recognized $12.7 million and $2.8 million, respectively of reimbursable expenses related to our Endo agreement. This is shown as reimbursable revenue on the accompanying consolidated statements of operations.

Cost of Sales

The cost of sales includes direct costs attributable to the production of BREAKYL™, PAINKYL™ and BUNAVAIL®. Cost of sales also includes royalty expenses owed to third parties.

For BREAKYL™ and PAINKYL™, we do not take ownership of the subject product as we do not have inventory, as such product is transferred to Meda, in the case of BREAKYL™ and TTY in the case of PAINKYL™, immediately in accordance with the terms of our contractual arrangements with Meda and TTY. LTS manufactures both products for us. Meda’s and TTY’s royalty payments to us include an amount related to cost of sales. Ownership and title to the product, including insurance risk, belong to LTS from raw material through completion and inventory of the subject product, and then to Meda and TTY upon shipment of such subject product. This is in accordance with our contracts with LTS and Meda and TTY, which identify the subject product as FOB manufacturer.

For BUNAVAIL®, cost of sales includes raw materials, production costs at our two contract manufacturing sites, quality testing directly related to the product, and depreciation on equipment that we have purchased to produce BUNAVAIL®. It also includes any batches not meeting specifications and raw material yield loss. At launch, $0.7 million of our BUNAVAIL® cost of sales expense has been deferred and will be recognized as expense when prescriptions are filled. Yield losses and batches not meeting specifications are expensed as incurred.

Research and Development Expenses

Overview

Our research and development expenses consist (and have historically consisted) primarily of expenses incurred in identifying, developing, testing, manufacturing and seeking regulatory approval of our product candidates, including:

•	expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses to prepare for commercial manufacture prior to FDA approval;

•	fees paid to third-party contract research organizations, contract laboratories and independent contractors;

•	payments made to consultants who perform research and development on our behalf and assist us in the preparation of regulatory filings;

•	personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation for personnel directly involved in product development activities;

•	payments made to third-party investigators who perform research and development on our behalf and clinical sites where such research and development is conducted; and

•	other related expenses.

Clinical trial expenses for our product candidates are a significant component of our research and development expenses. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials. We coordinate clinical trials through a number of contracted investigational sites, and the associated expense is based on a number of factors, including actual subject enrollment and visits, direct pass-through costs and other clinical site fees.

Product development expenses are expensed as incurred and reflect costs directly attributable to product candidates in development during the applicable period. Additionally, product development expenses include the cost of qualifying new, current Good Manufacturing Practice (known as cGMP) third-party manufacturing for our product candidates, including expenses associated with any related technology transfer.

Results of Operations

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Product Sales. We recognized $0.1 million in product sales during the year ended 2014 from the launch of BUNAVAIL®. There were no product sales during the year ended 2013.

Product Royalty Revenues. We recognized $3.4 million and $1.8 million in product royalty revenue during the years ended 2014 and 2013, respectively, under our license agreement with Meda for BREAKYL™ in Europe. The increase in product royalty revenues in 2014 can be attributed to more orders from Meda for Spain, France, and the Netherlands as sales in those countries continues to increase over the initial launch year.

Research and Development Reimbursements. We recognized $12.7 million and $2.8 million of reimbursable revenue related to our agreement with Endo during the years ended 2014 and 2013, respectively. Our 2012 license agreement with Endo includes an obligation for Endo to reimburse us for certain trial expenses that exceed a maximum threshold. In the last quarter of 2013, these thresholds were exceeded. Therefore, near the end of 2013 Endo reimbursed us for two months of applicable research and development spending, whereas in 2014 there was a full year of these reimbursable expenses. Also, these trial expenses reached a second, higher threshold early in 2014. At this second stage, both companies equally shared the applicable trial expenses. Although Endo continues to reimburse us for the full amount of these trials, a future FDA approval milestone will be correspondingly reduced to account for this.

Contract Revenues. We recognized $22.7 million and $6.8 million in contract revenue during the years ended 2014 and 2013, respectively, principally under our license agreement with Endo. Contract revenue in 2014 consisted of two $10 million milestone payments received from Endo as a result of finalizing our large clinical trials. The remaining $2.7 million of 2014 contract revenue is from recognition of a portion of the deferred revenue arising from the $30 million upfront payment received in 2012 from Endo. Of the $30 million initially received, $14.4 million was deferred and recognized over the life of our research and development spending on the Endo-related trials. In 2013, we recognized a larger portion of this Endo upfront payment, over $6.5 million. The revenue recognition in 2013 was higher because we had incurred higher research and development spending, as all three of our large trials were in place.

Cost of Sales. We incurred $4.9 million and $2.1 million in cost of sales during the years ended 2014 and 2013, respectively. In 2013, we had a standard, minimum $1.5 million contractual royalty due to CDC related to our ONSOLIS® and BREAKYL™ product. The remaining $0.6 million in 2013 represents cost of sales for our BREAKYL™ Europe sales. In 2014, we incurred the same $1.5 million royalty to CDC and $1.3 million for our increased BREAKYL™ sales in Europe. In addition for 2014, we incurred $2.1 million in cost of sales for BUNAVAIL® which included expenses related to our inability to put into commerce certain initial batches from our supplier due to certain validation and batch size scale up challenges and thus, had to be expensed immediately.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $2.9 million for the year ended December 31, 2014 and approximately $7.1 million for the year ended December 31, 2013. We have incurred approximately $27.3 million in the aggregate since inception of our development of this product. BUNAVAIL® was approved by the FDA in 2014. Therefore, BUNAVAIL® research and development expenses in 2014 primarily consist of manufacturing process development and stability work prior to approval.

BELBUCA™ (BEMA® Buprenorphine)

We incurred research and development expenses for BELBUCA™ of approximately $22.0 million for the year ended December 31, 2014 and approximately $41.8 million for the year ended December 31, 2013. Aggregate expenses approximate $111.4 million since inception of our development of this product candidate. Our expense obligations for this product candidate were detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Our expenses for this product over such periods consisted primarily of three large clinical trials addressing the efficacy and safety of the product, along with formulation and manufacturing development.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $9.0 million for the year ended December 31, 2014 and approximately $3.3 million for the year ended December 31, 2013, and have incurred approximately $12.3 million in the aggregate since inception of our development of this product candidate. Our expenses for this product candidate over such periods consisted mainly of a Phase 2 trial testing the efficacy of the product and in 2013, expensing of $2.5 million of in-process research and development associated with licensing of the product from Arcion.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $0.4 million for the year ended December 31, 2014 in the aggregate since inception of our development of this product candidate. No such expenses were incurred in 2013. Our 2014 expenses for this product candidate consisted mainly of one payment to Evonik for Buprenorphine data in accordance with our agreement.

Selling, General and Administrative Expenses. During the years ended December 31, 2014 and 2013, selling, general and administrative expenses totaled $38.5 million and $12.3 million, respectively. Selling, general and administrative costs include BUNAVAIL® sales, marketing, and commercial expenses. These costs also include legal and professional fees, wages, and stock-based compensation expense. The increase in general and administrative expenses can be attributed to the preparation for and launch of BUNAVAIL® during 2014, which represents $17.3 million of the increase. These BUNAVAIL® related costs include the hiring of a sales force, marketing, market support studies, and wages. The remaining increase in selling, general and administrative costs is due to stock compensation expense related to restricted stock grants along with patent defense and litigation expenses.

Interest Expense, Net. During the year ended December 31, 2014 we had net interest expense of $2.1 million, consisting of $1.4 million of scheduled interest payments and $0.7 million of related amortization of discount and loan costs associated with the July 2013 secured loan facility from MidCap. These 2014 costs were partially offset by interest income of $0.07 million. During the year ended December 31, 2013 we had net interest expense of $0.9 million, consisting of $0.9 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs associated with the July 2013 secured loan facility from MidCap. These 2013 costs were partially offset by interest income of $0.3 million.

Derivative (Loss) Gain. Derivative (loss) gain in 2014 and 2013 is related to the adjustment of derivative liabilities to fair value as of December 31, 2014 and 2013, respectively. Our derivatives are free-standing warrants. The warrants are measured using Black-Scholes calculations. A major component of the calculation is our stock price. As our stock price increases, the warrants are valued higher, which results in an increase in the derivative liability and a corresponding derivative loss. During the year ending December 31, 2014, our stock price increased dramatically, from $5.89 to $12.02, which resulted in a $13.2 million derivative loss.

Income Tax Expense and Tax Net Operating Loss Carryforwards. We had federal and state net operating loss carryforwards (or NOL) of approximately $159 million and $143 million, respectively at December 31, 2014 as compared to federal and state NOLs of $109 million and $100 million, respectively as of December 31, 2013. These loss carryforwards expire principally beginning in 2020 through 2034 for federal and 2029 for state purposes. In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to all of our deferred tax assets. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” (as defined in the Internal Revenue Code), there are annual limitations on the amount of the net operating loss and other deductions which are available to us.

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

Contract Revenues. We recognized $6.8 million and $53.4 million in contract revenue during the years ended 2013 and 2012, respectively. In 2013 contract revenues resulted from the recognition of $6.5 million in deferred revenue from the Endo transaction and $0.3 million related to the license agreement with TTY. For 2012, corresponding amounts related to recognition of $15.6 million of the $30 million upfront payment for the Endo license ($14.4 was recorded as deferred revenue), receipt of a $15.0 million milestone from Endo relating to issuance of a certain patent and recognition of $17.5 million in deferred revenue from Meda relating to the first sale of ONSOLSIS in the E.U.

Cost of Sales. We incurred $2.1 million and $1.9 million in cost of sales during the years ended 2013 and 2012, respectively, related to direct costs attributable to the production of ONSOLIS®. This includes both manufacturing costs and royalties owed to CDC and Athyrium. We are required to pay royalties of $0.375 million per quarter to CDC and Athyrium under a Clinical Development and License Agreement entered into in 2005, and most recently amended in May 2011.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL®, of approximately $7.1 million for the year ended December 31, 2013 and approximately $12.5 for the year ended December 31, 2012, and have incurred approximately $24.4 million in the aggregate since inception of our development of this product. Our expenses for this product over such periods consisted mainly of Phase 1 and Phase 2 trials, along with FDA regulatory fees, and manufacturing development costs.

BELBUCA™ (BEMA® Buprenorphine)

We incurred research and development expenses for BELBUCA™ of approximately $41.8 million for the year ended December 31, 2013 and approximately $21.9 million for the year ended December 31, 2012, and have incurred approximately $89.4 million in the aggregate since inception of our development of this product. Our expense obligations for this product candidate were detailed in our license and development agreement with Endo. Our expenses for this product over such periods consisted primarily of three large clinical trials testing the efficacy and safety of the product, along with formulation and manufacturing development.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $3.3 million for the year ended December 31, 2013 and none for the year ended December 31, 2012. Our expenses for this product candidate consisted mainly of a Phase 2 trial testing the efficacy of the product.

Sales, General and Administrative Expenses. During the years ended December 31, 2013 and 2012, sales, general and administrative expenses totaled $12.3 million and $10.1 million, respectively. General and administrative costs include legal and professional fees, office supplies, travel costs, compensation costs, consulting fees and business development costs. The increase in general and administrative expenses can be attributed to an increase in professional service fees including legal expenses and additional incentive compensation.

Interest Expense, Net. During the year ended December 31, 2013 we had net interest expense of $0.9 million, consisting of $0.9 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs associated with the July 2013 secured loan facility from MidCap. These 2013 costs were partially offset by interest income of $0.3 million. During the year ended December 31, 2012, we had interest income of $0.3 million.

Derivative Gain (Loss). Derivative gain (loss) in 2013 and 2012 is related to the adjustment of derivative liabilities to fair value as of December 31, 2013 and 2012, respectively. Our derivatives are free-standing warrants. The warrants are measured using Black-Scholes calculations. A major component of the calculation is our stock price. During the year ending December 31, 2013, we had a lower average remaining term of the warrants, and the Black-Scholes volatility of our stock over this remaining term was relatively low compared to 2012. These two factors lowered the Black-Scholes value of the warrants, even though our stock price increased in 2013 by $1.58. The result was a $0.1 million derivative gain. During 2012, our stock price increased by $3.49 per share. This increased our warrant liability, and correspondingly caused the $5.6 million derivative loss.

Income Tax Expense and Tax Net Operating Loss Carryforwards. We had federal and state NOLs of approximately $109 million and $100 million, respectively at December 31, 2013 as compared to federal and state NOLs of $45 million and $38.8 million, respectively as of December 31, 2012. These loss carryforwards expire principally beginning in 2020 through 2033 for federal and 2028 for state purposes. In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to all of our deferred tax assets. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” (as defined in the Internal Revenue Code), there are annual limitations on the amount of the net operating loss and other deductions which are available to us.

Major Research and Development Projects

In 2014, our research and development resources were focused on:

•	Completion of the Phase 3 clinical development program and registration stability studies with BELBUCA™

•	Initiating the first Phase 3, placebo controlled study with Clonidine Topical Gel for Painful Diabetic Neuropathy

•	Obtaining approval of the BUNAVAIL® NDA

•	Establishing a Medical Affairs effort to support BUNAVAIL®

•	Providing commercial supplies for the launch of BUNAVAIL®

•	Supporting the NDA preparation efforts for BELBUCA™

•	Entering into a development agreement for the Buprenorphine Depot Injection product

Research and development expenses in 2014 were primarily dedicated to Phase 3 studies for BELBUCA™ for the treatment of chronic pain, the initial Phase 3 clinical study for Clonidine Topical Gel, and manufacturing of commercial supplies of BUNAVAIL® as well as registration batches for Clonidine Topical Gel.

The projected dates for IND and NDA submissions, and FDA approval of NDAs, our estimates of development costs and our projected sales associated with each of our product candidates discussed below and elsewhere in this Report are merely estimates and subject to multiple factors, many of which are, or may be beyond our control, including those detailed in the Risk Factors section of this Report. These factors and risks could cause delays, cost overruns or otherwise cause us to not achieve these estimates. Readers are also advised that our projected sales figures do not take into account the royalties and other payments we will need to make to our licensors and strategic partners. Our estimates are based upon our market research and management’s reasonable judgments, but readers are advised that such estimates may prove to be inaccurate.

The following is a summary of our current major research and development initiatives and the risks related to such initiatives:

BELBUCA™ (BEMA® Buprenorphine). BELBUCA™ is our second analgesic product using the BEMA® technology. The Phase 3 studies to evaluate the efficacy and safety of BELBUCA™ in the treatment of opioid naïve and experienced patients with chronic pain were completed in 2014 and supported by the positive results from two placebo controlled studies. The NDA was submitted on December 23, 2014 and was accepted February 23, 2015. We will be supporting Endo in responding to FDA questions, scale-up of manufacturing and publishing the results of the clinical trials. Due to the ability of BELBUCA™ to participate in the key chronic pain market, we believe that BELBUCA™ has the potential to achieve greater than a 5% share of the $10 billion dollar U.S. market for opioid analgesics, which would translate to over $500 million in peak annual sales. We do not expect to generate any royalty revenue from sales of BELBUCA™, if ever, until at least early 2016. A license and development agreement was finalized with Endo for the worldwide rights to BELBUCA™ for chronic pain in January 2012.

The risks to our company associated with the BELBUCA™ project include: (i) failure of FDA to approve the NDA; (ii) inability to manufacture adequate supplies for commercial use; (iii) unexpected product safety issues; and (v) failure of our commercial partner to effectively launch and sell the product. A technical or commercial failure of BELBUCA™ would have a material adverse effect on our future revenue potential and would negatively affect investor confidence in our company and our public stock price.

BUNAVAIL®. The NDA for BUNAVAIL® was approved in June 2014 and BUNAVAIL® was launched in November 2014. Research and development work in 2015 will include a label expansion study evaluating the efficacy and safety of BUNAVAIL® in the induction (conversion to buprenorphine) of opioid dependent subjects, improvements in commercial manufacturing and packaging, finalizing agreement with FDA on the design of a Thorough QT study (i.e., an abnormal lengthening of the heartbeat) that was part of the post approval commitment and the initiation of Phase 4 market support studies.

The risks to our company associated with BUNAVAIL® include: (i) the inability to provide adequate clinical trial data to obtain expanded labeling for an induction claim (ii) inability to continue to supply product in adequate quantities to meet the commercial demand; and (iii) failure to reach agreement with FDA on the design of a Thorough QT study and complete the study in a time consistent with our post-approval commitment.

Clonidine Topical Gel. Prior to license of Clonidine Topical Gel to us, Arcion assessed its effectiveness in reducing pain in PDN in a double-blind, placebo-controlled, Phase 2 study where the primary study endpoint was the change in pain intensity over a 3 month treatment period in diabetic foot pain. A significant treatment difference was seen in the planned subset analysis of diabetic patients who had documented evidence of “functioning pain receptors” in the skin of the lower leg (p=0.01, n=63) thus, at a minimum, supporting the effectiveness of topical clonidine in diabetic patients with functioning pain receptors of the skin. In the overall population that included patients without “functioning nerve receptors”, there was a trend favoring Clonidine Topical Gel (p=0.07, n=182), though the overall results did not reach statistical significance.

A Phase 3 clinical study assessing the efficacy and safety of Clonidine Topical Gel in the enriched population identified in the Phase 2 study performed by Arcion was started in 2014. An interim analysis in the summer indicated that a sample size increase was needed to maintain 90% power to demonstrate a statistical difference between clonidine and placebo. Randomization of the final subject at the revised sample size was completed in December and results are expected the end of March 2015. In anticipation of a positive outcome, registration batches were placed on stability in December and a second placebo controlled study is planned to begin March 2015. Efforts are underway to submit a European application in the second half of 2015.

The risks to our company associated with the Clonidine Topical Gel clinical program include: (i) inability to develop and manufacture a stable formulation suitable for commercial use; (ii) failure of clinical trials; (iii) product safety issues; (iv) failure of or delay by the FDA to approve our NDA; (v) failure of a commercial partner or us to effectively launch and sell the product; and (vii) lack of funding to advance the program.

Buprenorphine Depot Injection. In 2014, we entered into an agreement with Evonik to develop and commercialize a long-acting buprenorphine depot injection capable of providing 30 days of continuous buprenorphine blood concentrations following a single monthly injection. Formulation development efforts have been initiated and animal testing will be performed in 2015 with the goal of identifying suitable formulations to support an IND submission before end of the year.

The risks to our company associated with the Buprenorphine Depot Injection program include: (i) inability to develop a formulation that provides suitable blood concentrations for the intended clinical use; (ii) inability to manufacture the formulation at adequate scale for clinical development and commercial purposes; (iii) failure of FDA to permit clinical development of the product under the IND; (iv) failure of the product to perform in the clinic; (v) slow patient enrollment in clinical trials; (vi) product safety issues; (vii) failure of or delay by the FDA to approve our NDA; (viii) failure of a commercial partner or us to effectively launch and sell the product; and (ix) lack of funding to advance the program.

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of our worldwide license and development agreement with Meda regarding ONSOLIS® and revenue generated as a result of our January 2012 agreement with Endo regarding our BELBUCA™ product candidate. We intend to finance our research and development, commercialization and working capital needs from existing cash, royalty revenue, potential sales revenue from the commercialization of BUNAVAIL®, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding common stock options and warrants to purchase common stock.

During 2012, significant sources of operating cash were the receipt of a $30 million, non-refundable license fee under the Endo Agreement. In addition, in May 2012, we received an additional $15 million milestone payment from Endo due to our achievement of a certain intellectual property-related milestone. In November 2012, we closed a registered direct offering of our common stock and newly designated Series A Non-Voting Convertible Preferred Stock, par value $.001 per share. The final amount of securities issued in the offering was an aggregate of (i) 6,791,887 shares of common stock and (ii) 2,709,300 shares of Series A Preferred Stock. The net proceeds to us, after deducting placement agent fees, the corporate finance fee and estimated offering expenses, was approximately $38.4 million.

During 2013, we entered into a $20 million secured loan facility with MidCap, from which we received net proceeds in the aggregate amount of $19.8 million.

In November 2013, we filed a shelf registration statement which registered up to $75 million of our securities for potential future issuance, and such registration statement was declared effective on December 18, 2013. Concurrently with the filing of such registration statement, we established an “at-the-market” offering program utilizing the universal shelf registration for up to $15 million of common stock. During 2014, we sold an aggregate of 1,304,410 shares of common stock under such offering program for approximate net proceeds of $14.5 million.

In January, 2014, we announced positive top-line results from our pivotal Phase 3 efficacy study of BELBUCA™ in opioid-“naive” subjects. The locking of the database for the opioid naive study triggered a $10 million milestone payment from Endo per our licensing agreement that was received February, 2014.

In February, 2014, we entered into a definitive Securities Purchase Agreement with certain institutional investors relating to our registered direct offering of 7,500,000 shares of our common stock. The shares were sold at a price of $8.00 per share, yielding net offering proceeds of $58.2 million. The offering price per share was determined based on an approximately 3.1% discount to the closing price of the common stock on February 7, 2014.

We anticipate that the cash used in operations and our investment in our facilities will continue beyond our ONSOLIS® agreements with Meda; pending reformulation of ONSOLIS® and our agreement with Endo regarding BELBUCA™ for chronic pain. We plan to research, develop and potentially, manufacture and commercialize additional drug formulations with our BEMA® technology such as our BUNAVAIL® product as well as other non-BEMA® related products and technologies that we may acquire from other companies. As it relates to the latter, we are exploring other new product opportunities in pain and dependency as well as drug delivery technologies that may allow us to become less dependent on our BEMA® technology and the products we are currently developing that utilize BEMA®.

At December 31, 2014, we had cash and cash equivalents of approximately $70.5 million. We used $28.8 million of cash from operations during the twelve months ended December 31, 2014 and had stockholders’ equity of $54.4 million, versus deficit of ($0.8) million at December 31, 2013. We have sufficient cash to manage the business into early 2016, although this assumes that we do not accelerate the development of other opportunities available to us, engage in an extraordinary transaction or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements

Additional capital may be required to support planned development of Clonidine Topical Gel, buprenorphine depot injection, our commercialization activities for BUNAVAIL®, the reformulation project for and anticipated commercial relaunch of ONSOLIS® and general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

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

Readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on us, our financial condition and our results of operations in 2015 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

Contractual Obligations and Commercial Commitments

Our non-cancellable contractual obligations as of December 31, 2014 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,440,281	$161,832	$649,809	$1,043,663	$584,974
Secured loan facility	12,666,667	8,000,000	4,666,667	—	—
Purchase obligations*	441,316	170,832	270,484	—	—
Interest on secured loan facility	957,816	816,273	141,543	—	—
Minimum royalty expenses**	7,500,000	1,500,000	3,000,000	3,000,000	—

Total contractual cash obligations***	$24,006,077	$10,648,937	$8,728,503	$4,043,663	$584,974

*	Purchase obligations are primarily related to long term contracts for minimum services from commercial vendors.
**	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
***	We signed a commercialization agreement with Endo in January 2012. Endo will have worldwide rights to market our BELBUCA™ product. In return for milestone payments and royalties, we are required to conduct and pay for certain clinical trials as outlined in a mutually agreed development plan. These costs will depend on the size and scope of the required trials. The Endo agreement does not specify minimums in terms of the cost of the trials.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash equivalents include Government T-Bills. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $0.25 million for substantially all depository accounts. We may from time to time have amounts on deposit in excess of the insured limits. As of December 31, 2014, we had approximately $70.5 million, which exceeded these insured limits.

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

Our Consolidated Financial Statements and Notes thereto and the report of Cherry Bekaert LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-35 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2014, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC.Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) . Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2014.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 12, 2015 are as follows:

Name	Age	Position(s) Held
Frank E. O’Donnell, Jr., M.D.	65	Executive Chairman and Director
Mark A. Sirgo, Pharm.D.	61	President, Chief Executive Officer and Director
Ernest R. De Paolantonio	61	Chief Financial Officer, Secretary and Treasurer
Andrew L. Finn, Pharm.D	65	Executive Vice President of Product Development
William B. Stone	71	Lead Director
John J. Shea	88	Director
Samuel P. Sears, Jr	71	Director
Thomas W. D’Alonzo	71	Director
Charles J. Bramlage	54	Director
Barry I. Feinberg	60	Director

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Frank E. O’Donnell, Jr., M.D., age 65, has been our Chairman of the Board and a Director since March 29, 2002. He currently serves as Executive Chairman. Dr. O’Donnell has previously served as our President and Chief Executive Officer. In January 2005, he relinquished the title of President and in August 2005 he relinquished the title of Chief Executive Officer. For more than the last six years, Dr. O’Donnell has served as Manager of The Hopkins Capital Group, an affiliation of limited liability companies which engage in private equity and venture capital investing in disruptive technologies in healthcare. Dr. O’Donnell is qualified to serve on our board of directors because of his long history with our company and his extensive experience in managing and investing in biopharmaceutical companies. Dr. O’Donnell is a graduate of The Johns Hopkins School of Medicine and received his residency training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. Dr. O’Donnell is a former professor and Chairman of the Department of Ophthalmology, St. Louis University School of Medicine. He is a trustee of St. Louis University.

Mark A. Sirgo, Pharm.D., age 61, has been our President since January 2005 and Chief Executive Officer and Director since August 2005. He joined our company in August 2004 as Senior Vice President of Commercialization and Corporate Development upon our acquisition of Arius Pharmaceuticals, of which he was a co-founder and Chief Executive Officer. He has also served as our Executive Vice President, Corporate and Commercial Development and our Chief Operating Officer. Dr. Sirgo has over 30 years of experience in the pharmaceutical industry, including 16 years in clinical drug development, 7 years in marketing, sales, and business development and 12 years in executive management positions. Prior to his involvement with Arius Pharmaceuticals from 2003 to 2004, he spent 16 years in a variety of positions of increasing responsibility in both clinical development and marketing at Glaxo, Glaxo Wellcome, and GlaxoSmithKline, including Vice President of International OTC Development and Vice President of New Product Marketing. Dr. Sirgo was responsible for managing the development and FDA approval of Zantac 75 while at Glaxo Wellcome, among other accomplishments. From 1996 to 1999, Dr. Sirgo was Senior Vice President of Global Sales and Marketing at Pharmaceutical Product Development, Inc., a leading contract service provider to the pharmaceutical industry. Dr. Sirgo serves on the Board of Directors and as Chairman of the Compensation Committee of Salix Pharmaceuticals, Ltd. (NASDAQ:SLXP), a specialty pharmaceutical company specializing in gastrointestinal products since 2008. Dr. Sirgo is qualified to serve on our board of directors because of his extensive experience in specialty biopharmaceutical companies. Dr. Sirgo received his BS in Pharmacy from The Ohio State University and his Doctorate from Philadelphia College of Pharmacy and Science.

Ernest R. De Paolantonio, CPA, MBA, age 61, has been our Chief Financial Officer and Secretary since October of 2013 and has over 35 years of varied financial and business experience in the pharmaceutical industry. Mr. De Paolantonio also became our Treasurer in January 2015. Prior to joining the company, he served as the Chief Financial Officer of CorePharma LLC, a private specialty generic company, and was directly involved in the financial and commercial strategy to establish Core’s proprietary labeled portfolio of products. In addition, he previously served in finance and controllers positions in roles of increasing responsibility at Colombia Laboratories, where he was also responsible for business development and logistics, including supply chain management for the company’s first commercial product launch. Mr. De Paolantonio has served in various financial positions in senior management at Taro Pharmaceuticals where he was the Corporate Controller, Watson Pharmaceuticals where he was Executive Director of Finance, Group Controller and responsible for managing the Corporation’s supply chain of Active Pharmaceutical Ingredients, and GlaxoSmithKline where he began his career in finance and spent over 17 years in areas of increasing responsibility including; Manufacturing, Corporate Finance, R&D and U.S. Pharmaceuticals where he was Group Controller. Mr. De Paolantonio received his Bachelor of Arts Degree from Lycoming College; his MBA in Finance at Saint Joseph’s University and is a licensed CPA.

Andrew L. Finn, Pharm.D., age 65, has been our Executive Vice President of Product Development since January 2007. He joined the company in August 2004 upon our acquisition of Arius Pharmaceuticals, of which he was a co-founder. Dr. Finn has previously served as our Senior Vice President of Product Development and Executive Vice President of Clinical Development and Regulatory Affairs. Dr. Finn has over 30 years’ experience in pharmaceutical product development. Prior to his involvement with Arius, he was, from 2000 to 2003, Executive Vice President of Product Development at POZEN Inc. with responsibilities for formulation development, non-clinical development, clinical research and regulatory affairs. He participated in the POZEN activities leading up to the initial public offering and submitted marketing applications in Europe and the U.S. for two migraine products. From 1996 to 1999, Dr. Finn was Co-Founder and Chief Executive Officer of enVision Sciences, a regulatory and clinical service company. From 1991 to 1996, he was Vice President of Clinical Research and Biometrics for Solvay Pharmaceuticals, where he oversaw NDA submissions in the areas of inflammatory bowel disease, osteoporosis prevention and treatment of obsessive-compulsive disorder. Prior to this, he spent 10 years in positions of increasing responsibility at Glaxo Inc., where he oversaw a number of NDA submissions, including Zofran for chemotherapy induced nausea and vomiting. Dr. Finn is qualified to serve on our management team because of his extensive experience in specialty biopharmaceutical companies. Dr. Finn received his BS in Pharmacy from the University of North Carolina and his Doctorate from the University of Michigan.

William B. Stone, age 71, has been a member of our board of directors since October 2001 and is our Lead Director and Chairman of the Audit Committee of our board of directors. For thirty years, until his retirement in October 2000, Mr. Stone was employed with Mallinckrodt Inc. For the last twenty years of his career, he held positions of Vice President and Corporate Controller and Vice President and Chief Information Officer for 16 years and 4 years, respectively. During his tenure at Mallinckrodt, Mr. Stone was responsible for global accounting and reporting, financial organization, staffing and development, and systems of internal accounting control. In this capacity, he was responsible for Mallinckrodt’s SEC and other financial filings, internal management performance reports, strategic and tactical financial planning and for evaluation of capital sources and investments. Mr. Stone presented financial analyses and special projects to Mallinckrodt’s board of directors and audit committee, and reported to the audit committee regarding the conduct and effectiveness of the independent accountant’s quarterly reviews and annual audit. In the capacity of Chief Information Officer, Mr. Stone was responsible for Mallinckrodt’s worldwide computer information systems and organization, staffing and development. He assessed effectiveness and control for computer-assisted information systems and led a successful program for justification, selection and deployment of global standardized computer hardware and software. Further, Mr. Stone reported to the audit committee as leader of Mallinckrodt’s successful global program to address Year 2000 implications associated with computer-assisted information, laboratory control and process control computer hardware and software. He also chaired Mallinckrodt’s corporate employee benefits committee for over 8 years and has been a member of Financial Executives International since 1980. Mr. Stone is qualified to serve on our board of directors because of his extensive experience in accounting and with pharmaceutical companies. Mr. Stone is a graduate of the University of Missouri-Columbia where he earned BS and MA degrees in accounting, and is a Certified Public Accountant.

John J. Shea, age 88, has been a member of our board of directors since March 2002 and serves as Chairman of the Nominating and Corporate Governance Committee of our board of directors. He is currently the head of his own firm J. Shea Inc. and has previously served as a Quality Systems Adviser with Quintiles, a private consulting firm. Mr. Shea has also served in the capacity of Director of Quality Assurance and was responsible for the implementation of quality assurance procedures in a number of public companies. From 1987-1989, he served as Director of Quality Assurance at NeoRx Corporation. Mr. Shea was also the Director of Corporate Quality Assurance at Hexcel Corporation from 1980-1987. Mr. Shea has also served as the quality assurance person for other companies including, Teledyne Relays, Ortho Diagnostics, Inc. and Bio Reagents & Diagnostics, Inc. He is a member of the (North Carolina) Dare County Airport Authority and Audit Committee. Mr. Shea is qualified to serve on our board of directors because of his extensive business experience in the pharmaceutical industry. Mr. Shea earned a B.S. in Chemistry at Bethany College.

Samuel P. Sears, Jr., age 71, was appointed as a member of our board of directors in October, 2011 and since 2013 serves as Chairman of the Compensation Committee. Mr. Sears has extensive experience in the biopharmaceutical, nutraceutical and biotechnology industries. Since 2006, Mr. Sears has been a partner at the law firm of Cetrulo LLP, where he currently serves as managing partner, and from 2000 to 2006, he provided private consulting and legal advisory services to start-up and early stage development companies. Since 2013, Mr. Sears has served as Director of HedgePath Pharmaceuticals, Inc. (OTCBB: HPPI), a clinical stage biopharmaceutical company which is developing therapeutics for cancer patients. From 2000 to 2013, Mr. Sears served as Director, Chairman of the Audit Committee, Chairman of the Executive Committee, and Member of the Compensation Committee of Commonwealth Biotechnologies, Inc., a research and development support services company. From 1998 to 2000, Mr. Sears served as Vice Chairman and treasurer of American Prescription Providers, Inc., a specialty pharmacy network offering prescriptions and nutraceuticals to patients with chronic diseases. From 1994 through May 1998, Mr. Sears was Chief Executive Officer and Chairman of Star Scientific, Inc. (NASDAQ: CIGX). From 1968 to 1993, Mr. Sears was in private law practice. Mr. Sears is qualified to serve on our board of directors because of his extensive legal and business experience, including in the pharmaceutical industry. Mr. Sears is a graduate of Harvard College and Boston College Law School.

Thomas W. D’Alonzo, age 71, has served as a member of our board since April 23, 2013. Prior to joining our company, Mr. D’Alonzo served as a member of the board of directors of Salix Pharmaceuticals, Ltd. since May 2000 and has been the Chairman of the Board since June 2010. From March 2007 to February 2009, Mr. D’Alonzo served as the Chief Executive Officer and a director of MiMedx Group, Inc. From May 2006 to April 2007, Mr. D’Alonzo was Chief Executive Officer of DARA BioSciences, Inc., now known as DARA Pharmaceuticals, Inc., and he served on its board of directors from September 2005 to December 2008. From 2006 to 2008, he also served on our board of directors. From 2000 to 2007, Mr. D’Alonzo acted as an independent consultant. Prior to that, from 1996 to 1999, Mr. D’Alonzo served as President and Chief Operating Officer of Pharmaceutical Product Development (PPD), a global provider of discovery and development services to pharmaceutical and biotechnology companies. Before joining PPD, from 1993 to 1996, he served as President and Chief Executive Officer of GenVec, Inc., a clinical-stage, biopharmaceutical company. From 1983 to 1993, Mr. D’Alonzo held positions of increasing responsibility within Glaxo, Inc., the U.S. division of GSK, including President. Mr. D’Alonzo is qualified to serve on our board of directors because of his extensive experience in working with and managing biopharmaceutical companies. Mr. D’Alonzo received his B.S. in Business Administration from the University of Delaware, and his J.D. from the University of Denver College of Law.

Charles J. Bramlage, age 54, has served as a member of our board since July 17, 2014. Mr. Bramlage has also served as Chief Executive Officer of Pearl Therapeutics, Inc. since February 2011. He previously served as president of pharmaceutical products at Covidien plc (NYSE: COV) from 2008 to 2011. Mr. Bramlage served as the President of European Operations at Valeant Pharmaceuticals International, Inc. (NYSE: VRX ) from 2004 to 2008 and President and Chief Executive Officer of BattellePharma, Inc., a specialty pharmaceutical company developing inhaled products from 2001 to 2004. From 1983 to 2001, Mr. Bramlage held positions of increasing responsibility at GlaxoSmithKline plc (LSE/NYSE: GSK) in product management, sales management, sales, and sales training, ultimately becoming Vice-President of Respiratory Global Commercial Development and Vice-President of U.S. Respiratory and Cardiovascular Marketing, where he led the team responsible for the global launch of Seretide®/Advair® and the U.S. launch of Flovent®. Mr. Bramlage is qualified to serve on our board of directors because of his extensive experience in working with and managing biopharmaceutical companies. Mr. Bramlage received a B.S. in Marketing from The Ohio State University-The Max M. Fisher College of Business and received an M.B.A in Finance from the University of Dayton.

Barry I. Feinberg, M.D., age 60, has served as a member of our board since July 17, 2014. Dr. Feinberg is an expert in the area of pain management and has served as adjunct faculty member of the Department of Anesthesia at Saint Louis University since November 2013. Since 2008, he has also served as a member of the Board of Directors and Medical Executive Committee of the Frontenac Surgery and Spine Care Center, where he maintains his private practice under the name Injury Specialists. From 2003 to 2011, Dr. Feinberg served as a member of the Board of Directors of Professional Imaging, LLC. He has served as a staff member of the Department of Anesthesia at the Missouri Baptist Medical Center in St. Louis, Missouri since August 2004 and as an associated staff member of the Department of Anesthesia at the DePaul Health Center in Bridgeton, Missouri, since June 1995. From 1988 to 1994, Dr. Feinberg served as Director of the Physicians’ Pain Management Center in Bridgeton, Missouri, and the Chairman of the Department of Anesthesia at DePaul Heath Center in Bridgeton from 1986 to 1994. He has also served as Assistant Professor at the Department of Anesthesia at Mount Sinai Medical Center from 1984 to 1986 and staff member at the Intensive Care Unit of the Deborah Heart and Lung Center in Brows Mill, New Jersey, from 1983 to 1984. Dr. Feinberg is qualified to serve on our board of directors because of his medical degree and his specialty in the field of pain management. Dr. Feinberg received a Bachelor of Science in Biology from the State University of New York, Binghamton and a Doctor of Medicine from State University of New York Downstate Medical Center in Brooklyn, New York. Dr. Feinberg completed a residency in Anesthesiology at University of Pennsylvania School of Medicine. He also received a Juris Doctorate degree from the Washington University School of Law, St. Louis, Missouri.

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

In 2014, Dr. O’Donnell received the following compensation for his service as Executive Chairman: $234,720 in cash compensation, $140,988 bonus, $1,296,013 in stock awards and $19,924 in benefits paid in 2014. We do not have a written employment or similar agreement with Dr. O’Donnell in connection with his service as our Executive Chairman.

Director Independence

We believe that William B. Stone, John J. Shea, Samuel P. Sears, Jr. Thomas W. D’Alonzo, Charles J. Bramlage and Barry I. Feinberg qualify as independent directors for NASDAQ Stock Market purposes. This means that our board of directors is composed of a majority of independent directors as required by NASDAQ Stock Market rules.

Our former director, William S. Poole, served since April 2005 and retired in July 2014. His partial year participation is excluded from calculations noted below.

Meetings of the Board of Directors and Stockholders

Our board of directors met in person and telephonically 9 times during 2014 and also acted by unanimous written consent. Each member of our board of directors was present at one hundred (100%) percent of the board of directors meetings held. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances. All directors were present at the 2014 Annual Meeting of Stockholders, either in person or telephonically.

Board Committees

Our board of directors has established three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Historically, all independent directors have been members of each board committee. In October 2013, our committees reorganized, and subsequently there were changes to the committee composition. All standing committees (as well as our Lead Director) operate under a charter that has been approved by the board. Our board of directors has also, from time to time, appointed non-standing committees to assist the board in its duties to our company.

Audit Committee

Our board of directors has an Audit Committee, composed of William B. Stone, Samuel P. Sears, Jr., and Barry I. Feinberg, all of whom are independent directors as defined in accordance with section 3(a)(58)(A) of the Exchange Act and the rules of NASDAQ. Mr. Stone serves as chairman of the committee. The board of directors has determined that Mr. Stone is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee met four times during 2014. Each member of the Audit Committee was present at one hundred (100%) percent of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits and reviews of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually). As summarized below, the Audit Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent auditor;

•	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

•	oversees all aspects of our systems of internal accounting and financial reporting control and corporate governance functions on behalf of the board; and

•	provides oversight in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the board of directors regarding corporate governance issues and policy decisions.

Nominating and Corporate Governance Committee

Our board of directors has a Nominating and Corporate Governance Committee composed of John J. Shea, William B. Stone and Thomas W. D’Alonzo. Mr. Shea serves as the chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee met four times in 2014 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Ernest R. De Paolantonio, BioDelivery Sciences International, Inc, 4131 ParkLake Avenue. Suite #225, Raleigh, NC. 27612. The Nominating and Corporate Governance Committee has established nomination criteria by which board candidates are to be evaluated. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2014, we did not pay any fees to any third parties to assist in the identification of nominees. During 2014, we did not receive any director nominee suggestions from stockholders.

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

Compensation Committee

Our board of directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and also assists the board of directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of three members: Samuel P. Sears, Jr., William B. Stone and Charles J Bramlage. Mr. Sears serves as chairman of this committee. The compensation committee met six times during 2014.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2014, the Compensation Committee engaged Radford, an AON Consulting Company, to obtain market data against which it has measured the competitiveness of our compensation programs. In determining the amount and form of employee, executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies. We paid consultant fees to Radford of $0.011 million in 2014.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2014, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a code of ethics that applies to all employees, as well as each member of our Board. Our code of ethics is posted on our website, and we intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website, www.bdsi.com. A copy of our code of ethics is also available in print, without charge, upon written request to 4131 ParkLake Avenue, Suite #225, Raleigh, NC 27612. Attn: Ernest R. De Paolantonio.

Compensation Discussion and Analysis

The Compensation Committee of our board of directors has the responsibility to review, determine and approve the compensation for our executive officers. Further, the Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees.

We currently employ three executive officers, each of whom serves as a “Named Executive Officer” (or NEO) for purposes of SEC reporting: (1) Mark A. Sirgo, Pharm.D., our President and Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO); (2) Ernest R. DePaolantonio, CPA, MBA, our Secretary, Treasurer and Chief Financial Officer; and (3) Andrew L. Finn, Pharm.D., our Executive Vice President of Product Development.

This Compensation Discussion and Analysis sets forth a discussion of the compensation for our NEOs as well as a discussion of our philosophies underlying the compensation for our NEOs and our employees generally.

Objectives of Our Compensation Program

The Compensation Committee’s philosophy seeks to align the interests of our stockholders, officers and employees by tying compensation to individual and company performance, both directly in the form of salary or annual cash incentive payments, and indirectly in the form of equity awards. The objectives of our compensation program enhance our ability to:

•	attract and retain qualified and talented individuals; and

•	provide reasonable and appropriate incentives and rewards to our team for building long-term value within our company, in each case in a manner comparable to companies similar to ours.

In addition, we strive to be competitive with other similarly situated companies in our industry. The process of developing pharmaceutical products and bringing those products to market is a long-term proposition and outcomes may not be measurable for several years. Therefore, in order to build long-term value for our company and its stockholders, and in order to achieve our business objectives, we believe that we must compensate our officers and employees in a competitive and fair manner that reflects current company activities but also reflects contributions to building long-term value.

We utilize the services of the Radford Group, an AON consulting company (which we refer to herein as Radford), to review compensation programs of peer companies in order to assist the Compensation Committee in determining the compensation levels for our NEOs, as well as for other employees of our company. Radford is a recognized independent consulting company and services clients throughout the United States.

The companies that comprise our peer group are selected and reviewed no less frequently than biennially. The current peer group used to evaluate compensation for the fiscal year ended December 31, 2014 includes the following companies:

Company	Location
Aegerion Pharmaceuticals, Inc.	Cambridge, MA
AMAG Pharmaceuticals, Inc.	Waltham, MA
Arena Pharmaceuticals, Inc.	San Diego, CA
ARIAD Pharmaceuticals, Inc.	Cambridge, MA
Avanir Pharmaceuticals, Inc.	Aliso Viejo, CA
BioCryst Pharmaceuticals, Inc.	Durham, NC
Corcept Therapeutics Incorporated	Menlo Park, CA
CTI BioPharma Corp.	Seattle, WA
Depomed, Inc.	Newark, NJ
Dyax Corp.	Burlington, MA
Galena BioPharma, Inc.	Lake Oswego, OR
Halozyme Therapeutics, Inc.	San Diego, CA
Horizon Pharma plc	Dublin, Ireland
Hyperion Therapeutics, Inc.	Brisbane, CA
ImmunoGen, Inc.	Waltham, MA
Insys Therapeutics, Inc.	Phoenix, AZ
Ligand Pharmaceuticals, Inc.	La Jolla, CA
Momenta Pharmaceuticals, Inc.	Cambridge, MA

Orexigen Therapeutics, Inc.	La Jolla, CA
Osiris Therapeutics, Inc.	Columbia, MD
Pozen Inc.	Chapel Hill, NC
Raptor Pharmaceuticals Corp.	Novato, CA
Sucampo Pharmaceuticals, Inc.	Bethesda, MD
Supernus Pharmaceuticals, Inc.	Rockville, MD
Vanda Pharmaceuticals, Inc.	Rockville, MD

With respect to our employees and non-senior management, we will also take into consideration regional market data in determining appropriate compensation packages, and we have in the past relied on Radford to provide us with such data.

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

Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs as well as recognizing the competitive nature of the biopharmaceutical industry. This is determined partially by evaluating our peer companies as well as the degree of responsibility and experience levels of our NEOs and their overall contributions to our company. Base salary is one component of the compensation package for NEOs; the other components being cash bonuses, annual equity grants, a long-term incentive plan and company benefit programs. Base salary is determined in advance whereas the other components of compensation are awarded in varying degrees following an assessment of the performance of a NEO. This approach to compensation reflects the philosophy of our board of directors and its Compensation Committee to emphasize and reward, on an annual basis, performance levels achieved by our NEOs.

Performance Bonus Plan

We have a performance bonus plan under which bonuses are paid to our NEOs based on achievement of company performance goals and objectives established by the Compensation Committee and/or our board of directors as well as on individual performance. The bonus program is discretionary and is intended to: (i) strengthen the connection between individual compensation and our company’s achievements; (ii) encourage teamwork among all disciplines within our company; (iii) reinforce our pay-for-performance philosophy by awarding higher bonuses to higher performing employees; and (iv) help ensure that our cash compensation is competitive. Depending on the cash position of the company, the Compensation Committee and our board of directors have the discretion after consulting with the Chief Executive Officer to not pay cash bonuses in order that we may conserve cash and support ongoing development programs and commercialization efforts. Regardless of our cash position, we consistently grant annual merit-based stock options (and, more recently, RSUs) to continue incentivizing both our senior management and our employees.

Based on their employment agreements, each NEO is assigned a target payout under the performance bonus plan, expressed as a percentage of base salary for the year. Actual payouts under the performance bonus plan are based on the achievement of corporate performance goals and an assessment of individual performance, each of which is separately weighted as a component of such officer’s target payout. For the NEOs, the corporate goals receive the highest weighting in order to ensure that the bonus system for our management team is closely tied to our corporate performance. Each employee also has specific individual goals and objectives as well that are tied to the overall corporate goals. For employees, mid-year and end-of-year progress is reviewed with the employees’ managers.

Equity Incentive Compensation

We view long-term compensation, currently in the form of stock options and RSUs, generally vesting in annual increments over three years, as a tool to align the interests of our NEOs and employees generally with the creation of stockholder value, to motivate our employees to achieve and exceed corporate and individual objectives and to encourage them to remain employed by the company. While cash compensation is a significant component of employees’ overall compensation, the Compensation Committee and our board of directors (as well as our NEOs) believe that the driving force of any employee working in a small biotechnology company should be strong equity participation. We believe that this not only creates the potential for substantial longer term corporate value but also serves to motivate employees and retain their loyalty and commitment with appropriate personal compensation.

Performance Long Term Incentive Plan

In December 2012, in anticipation of the commencement of substantial revenue generation operations by means of product commercialization, the Compensation Committee approved the BDSI Performance Long Term Incentive Plan (which we refer to as the LTIP). The LTIP is designed as an incentive for our senior management (including our NEOs) to generate revenue for our company.

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

The term of the LTIP began with our fiscal year ended December 31, 2012 and lasts through our fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (and 95,000 in 2015). The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of revenue by our company, as reported in our Annual Report on Form 10-K. During 2013 and 2014, 8,986 and 4,447 Performance RSUs vested, respectively. Performance RSUs will be valued on the day of issuance and will vest annually on the last day preceding the first open trading window after filing our Annual Report on Form 10-K based on the revenue achieved during the prior fiscal year as a proportion of the total cumulative revenue target for the entire term of the LTIP (which we call the Predefined Cumulative Revenue). Predefined Cumulative Revenue is a predefined aggregate revenue target for the entire term of the LTIP that was determined by the Compensation Committee in conjunction with our executive management. The Predefined Cumulative Revenue may be adjusted by the Compensation Committee upon the occurrence of extraordinary corporate events during the term of the LTIP (such as acquisitions by our company of revenue generating businesses or assets).

Other Compensation

In addition to the main components of compensation outlined above, we also provide contractual severance and/or change in control benefits to the NEOs as well as Dr. Niraj Vasisht, our Senior Vice President—Product Development and CTO, to Albert J. Medwar, our Vice President of Marketing, to George Ng, our Senior Vice President and General Counsel and to David L. Acheson, our Vice President Sales and Managed Markets. James A. McNulty, our former Senior Vice President, Finance and Treasurer, retired from the Company as of December 31, 2014 and received contractual severance benefits as a condition of his retirement. The change in control benefits for all applicable persons have a “double trigger.” A double-trigger means that the executive officers will receive the change in control benefits described in the agreements only if there is both (1) a Change in Control of our company (as defined in the agreements) and (2) a termination by us of the applicable person’s employment “without cause” or a resignation by the applicable persons for “good reason” (as defined in the agreements) within a specified time period prior to or following the Change in Control. We believe this double trigger requirement creates the potential to maximize stockholder value because it prevents an unintended windfall to management as no benefits are triggered solely in the event of a Change in Control while providing appropriate incentives to act in furtherance of a change in control that may be in the best interests of the stockholders. We believe these severance or change in control benefits are important elements of our compensation program that assist us in retaining talented individuals at the executive and senior managerial levels and that these arrangements help to promote stability and continuity of our executives and senior management team. Further, we believe that the interests of our stockholders will be best served if the interests of these members of our management are aligned with theirs. We believe that providing change in control benefits lessens or eliminates any potential reluctance of members of our management to pursue potential change in control transactions that may be in the best interests of the stockholders. We also believe that it is important to provide severance benefits to members of our management, to promote stability and focus on the job at hand.

We also provide benefits to the executive officers that are generally available to all regular full-time employees of our company, including our medical and dental insurance, life insurance and a 401(k) match for all individuals who participate in the 401(k) plan. At this time, we do not provide any perquisites to any of our NEOs. Further, we do not have deferred compensation plans, pension arrangements or post-retirement health coverage for our executive officers or employees. All of our employees not specifically under contract are “at-will” employees, which means that their employment can be terminated at any time for any reason by either us or the employee. Our NEOs (as well as certain of our senior managers) have employment agreements that provide lump sum compensation in the event of their termination without cause or, under certain circumstances, upon a Change of Control.

Determination of Compensation Amounts

A number of factors impact the determination of compensation amounts for our NEOs, including the individual’s role in the company and individual performance, length of service with the company, competition for talent, individual compensation package, assessments of internal pay equity and industry data. Stock price performance has generally not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of our control.

Industry Survey Data

In collaboration with Radford, we establish and maintain a list of peer companies to best assure ourselves that we are compensating our executives on a fair and reasonable basis, as set forth above under the heading “Objectives of our Compensation Program.” We also utilize Radford-prepared data for below-executive level personnel, which data focuses on similarly-sized life science companies in the Southeastern region of the United States. The availability of peer data is used by the Compensation Committee strictly as a guide in determining compensation levels with regard to salaries, cash bonuses and performance related annual equity grants to all employees. However, the availability of this data does not imply that the Compensation Committee is under any obligation to exactly follow peer companies in compensation matters.

Determination of Base Salaries

As a guideline for NEO base salary, we perform formal benchmarks against respective comparable positions in our established peer group. Our guideline is to set targeted NEO salary ranges between the 25th and 50th percentile for comparable positions within our peer group. We then adjust salaries based on our assessment of our NEOs’ levels of responsibility, experience, overall compensation structure and individual performance. The Compensation Committee has the discretion if it believes circumstances warrant, to go above the 50th percentile of the peer group. The Compensation Committee is not obliged to raise salaries purely on the availability of data. Merit-based increases to salaries of executive officers are based on our assessment of individual performance and the relationship to applicable salary ranges. Cost of living adjustments may also be a part of that assessment. The Compensation Committee, in recent years, has tended to maintain cash compensation levels at or near the 50th percentile but to exceed that level in determining equity compensation. The emphasis on equity compensation reflects the Committee’s objective, given that we are only presently engaging in revenue generating operations, to preserve cash in a prudent manner and yet reward personnel for outstanding performance.

Performance Bonus Plan

Concurrently with the beginning of each calendar year, preliminary corporate goals that reflect our business priorities for the coming year are prepared by the CEO with input from the other executive officers. These goals are weighted by relative importance. The draft goals and proposed weightings are presented to the Compensation Committee and the Board and discussed, revised as necessary, and then approved by our board of directors. The Compensation Committee then reviews the final goals and their weightings to determine and confirm their appropriateness for use as performance measurements for purposes of the bonus program. The goals and/or weightings may be re-visited during the year and potentially restated in the event of significant changes in corporate strategy or the occurrence of significant corporate events. Following the agreement of our board of directors on the corporate objectives, the goals are then shared with all employees in a formal meeting(s), and are reviewed periodically throughout the year at monthly staff meetings and quarterly board of director meetings.

The performance bonus plan for our executive officers and employees in 2014 was adopted by the Compensation Committee in January 2009. The plan sets forth target bonus opportunities, as a percentage of salary, based on the level of responsibility of the position, ranging up to 60% of salary for our CEO, and up to 40% of salary for our NEOs and up to 30% of salary for certain other officers. In setting these percentages, the Compensation Committee determined that the above percentages were reasonable and in line with our peer group. Each employee has the opportunity to achieve up to 100% of his targeted amount, depending on how corporate goals and objectives are achieved, with variances on an “employee by employee” basis to be determined by our CEO in conjunction with the employees’ direct report as applicable.

Determination of Equity Incentive Compensation

To assist us in assessing the reasonableness of our equity grant amounts, historically we have reviewed Radford supplied information and, prior to Radford, we used information supplied by Equilar. Such information included equity data from a cross-section of the companies in the above-mentioned surveys. Initial, on-hire stock option grant amounts have generally been targeted at the 25th to 50th percentile for that position or similar industry position, adjusted for internal equity, experience level of the individual and the individual’s total mix of compensation and benefits provided in his or her offer package. Initial on-hire grants typically vest over three years.

In granting equity awards for years prior to 2014, the Compensation Committee utilized a methodology that computes the financial value of the equity granted, applying, as a general guideline, a peer group percentile (up to the 50th percentile for years up to and including 2012, and the 75th percentile for 2013). For 2014, for NEOs and other officers, the Compensation Committee utilized a methodology, based upon Radford supplied peer group data, that computes the number of RSUs granted as a percentage of outstanding common stock, again generally referencing the 75th percentile. For two NEOs and three other officers, however, the Committee granted awards for 2014 which exceed the 75th percentile. See “Special Equity Awards” under “2014 Compensation Decisions” below.

The change in calculation methodologies described above resulted in the issuance for 2014 of a higher number of RSUs, and therefore a higher financial value, than if the financial value methodology were used. The Compensation Committee believes that this change in methodology was warranted and is appropriate in light of the performance of the NEOs and other executives in 2014.

Equity Grant Practices

All stock options and/or RSUs granted to the NEOs and other executives are approved by the Compensation Committee. Exercise prices for options are set using a 30-day volume weighted average price method, which we define as the closing price of our common stock on the Nasdaq Capital Market on the trading day of the date of grant and the 30 trading days preceding that date. RSU grants are valued on the day of issuance and are vested on the last day preceding an open window after filing our annual report for equity trading. These RSU’s will vest annually in one-third increments on the last day preceding an open window after filing our annual report for equity trading for company employees. Grants are generally made: (i) on the employee’s start date and (ii) at board of director meetings held each January and following annual performance reviews. However, grants have been made at other times during the year. The size of year-end grants for each NEO is assessed against our internal equity guidelines. Current market conditions for grants for comparable positions and internal equity may also be assessed. Also, grants may be made in connection with promotions or job related changes in responsibilities. In addition, on occasion, the Compensation Committee may make additional special awards for extraordinary individual or company performance.

Compensation Setting Process

At the January meetings of our board of directors and the Compensation Committee, overall corporate performance and relative achievement of the corporate goals for the prior year are assessed. The relative achievement of each goal is assessed and quantified and the summation of the individual components results in a corporate goal rating, expressed as percentages. The Compensation Committee then approves the final disbursement of salary increases, cash bonuses and option or RSU grants.

Also near the end of the year, the CEO evaluates the individual performance of each NEO (other than himself) and provides the Compensation Committee with an assessment of the performance of such NEO. In determining the individual performance ratings of the NEOs, we assess performance against a number of factors, including each NEO’s relative contributions to our corporate goals, demonstrated career growth, level of performance in the face of available resources and other challenges, and the respective officer’s department’s overall performance. This assessment is conducted in a holistic fashion, in contrast to the summation of individual components as is done to arrive at the corporate goal rating.

Following a qualitative assessment of individual NEO’s performance, our policies provide guidelines for translating this performance assessment into a numerical rating. Both the initial qualitative assessment and the translation into a numerical rating are made by the Compensation Committee on a discretionary basis. We believe that conducting a discretionary assessment for the individual component of the NEOs’ performance provides for flexibility in the evaluation of our NEOs and their adaptability to addressing potential changes in company priorities throughout the year.

The Compensation Committee looks to the CEO’s performance assessments of the other NEOs and his recommendations regarding a performance rating for each, as well as input from the other members of our board of directors. These recommendations may be adjusted by the Compensation Committee prior to finalization. For the CEO, the Compensation Committee evaluates his performance, taking into consideration input from the other members of our board of directors, and considers the achievement of overall corporate objectives by both the CEO specifically and the company generally. The CEO is not present during the Compensation Committee’s deliberations regarding his compensation.

The CEO also presents any recommended changes to base salary and recommendations for an annual equity grant amount, referencing the equity guidelines, for each of the NEOs (other than himself).

The Compensation Committee has the authority to directly engage, at our company’s expense, any compensation consultants or other advisors (such as Radford) that it deems necessary to determine the amount and form of employee, executive and director compensation. In determining the amount and form of employee, executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies. However the availability of this data does not imply that the Compensation Committee is under any obligation to exactly follow peer companies’ compensation practices.

We paid consultant fees to Radford of $0.011 million in 2014. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

2014 Compensation Decisions

General Assessment of Management Performance in 2014

The Compensation Committee and our board of directors conducted the performance and compensation review for 2014 during January 2015. In assessing our performance towards the achievement of stated corporate goals for the year, the Compensation Committee and the Board agreed that the results, when compared to the objectives, were 100% achieved. There were many critical goals that needed to be addressed and followed with critical attention to detail throughout the year, and our company was able to achieve those goals.

The primary focus of management and employees in 2014 was (1) with respect to BUNAVAIL®, continuing the product developmental process, successfully obtaining FDA approval, and developing the administrative and personnel infrastructure, in conjunction with external, contracted resources, for the launch of market sales, (2) continuing the development, in conjunction with our partner Endo of our BELBUCA™ chronic pain program, and (3) continuing the development of our Clonidine Topical Gel product for PDN. Additional potential goals set at the beginning of 2014 also included the acquisition or in-licensing of additional product opportunities.

With respect to BUNAVAIL®: We completed key clinical studies; provided timely responses to the FDA regarding our NDA submission, obtaining FDA approval in June; made satisfactory arrangements for product manufacturing to support a market launch in the fourth quarter; developed a comprehensive product launch plan which included, in association with Quintiles, our contract sales organization, the recruitment of a dedicated sales force, the engagement of appropriate marketing resources, the hiring of additional in-house management and administrative personnel, and the development of several marketing programs; and commenced a nation-wide product launch in November.

With respect to our chronic pain program BELBUCA™, we successfully completed several clinical studies, and assisted our partner Endo in the preparation of an NDA, resulting in the submission of the NDA in December 2014, which was accepted for filing in February 2015.

With respect to Clonidine Topical Gel, we initiated in the first quarter a 240-person Phase 3 clinical study and completed an interim data analysis in the fourth quarter, initiated a long-term safety study, and identified, and worked with, manufacturing resources to assure future commercial product availability. The Phase 3 study also completed patient enrollment on schedule.

Other notable achievements in 2014 included: a $60 million equity financing on favorable terms; continuing success in the protection and enhancement of our intellectual property with additional company patent applications and several favorable court and U.S. Patent Office rulings; the consolidation of our financial and accounting operations at our Raleigh, North Carolina, headquarters and the implementation of appropriate accounting systems and protocols in anticipation of the commercial marketing and sales of BUNAVAIL®; and the licensing to the company by Evonik of a development-stage, buprenorphine depot injection product.

2014 Cash Bonus Calculations

Our performance bonus plan for 2014 provided for target payouts to all employees expressed as a percentage of base salary. For our CEO, the target bonus opportunity was 60% of base salary, for our Chief Financial Officer it was 35% of base salary, and for our Executive Vice President of Product Development it was 40% of base salary.

Our board of directors and its Compensation Committee concluded that the achievements described above, which reflect the efforts of all our employees, including the NEOs, constituted the attainment by the company of 100% of its 2014 corporate goals and therefore awarded 100% payment of performance cash bonuses. The cost of all such bonuses was approximately $1.6 million.

2014 Equity Awards

In February 2015, equity awards for performance in 2014 were granted to nine corporate officers (including our NEOs) in the form of RSUs. Five of these officers, including two NEOs, all of whom have served the company in high-level management positions from the early stages of the company’s development, were granted special awards, as will be described below under the heading “Special Equity Awards.” The other four officers were granted RSUs based upon the 75th percentile of the company’s peer group, as measured by the number of shares awarded as a percentage of total outstanding shares of common stock awarded. The RSUs awarded to the nine officers vest annually in one-third equal increments beginning one year after the date of grant. The total amount of the RSUs awarded is 2,102,615 having an approximate value of $30.3 million.

All other employees of the company (excluding only certain recently-hired persons) were granted stock options priced at the 30-day volume weighted average price of our common stock as of the close the market on February 23, 2015. The amount of options granted was based upon the 50-75th percentile of our peer group, as measured by the salary of the recipient. All options vest annually in one-third equal increments beginning one year after the date of grant. The total amount of options awarded was 77,357, having an approximate value of $1.1 million.

Individual Performance and Compensation of the President and CEO

Dr. Sirgo’s base salary in 2014 of $479,357 had been established in July 2013, effective January 1, 2014, and has been increased by the Compensation Committee to $550,000, effective January 1, 2015. His 2015 salary is approximately at the 50th percentile of the company’s peer group and therefore is consistent with the company’s compensation philosophy.

For 2014, the Compensation Committee acted to compensate Dr. Sirgo in an appropriate manner for his long-standing leadership of the company resulting in several notable achievements during the year, in particular: FDA approval of BUNAVAIL® following years of development; the building of an organization of sales, marketing and related administrative staffs and external resources to support the company’s launch of BUNAVAIL® into the marketplace; working with the company’s partner Endo to achieve the NDA submission of BELBUCA™ in December 2014; his continuing exemplary relationship with the investment community and company shareholders; the in-licensing of a new product opportunity in the form of our buprenorphine depot injection, a successful $60 million equity financing; and his overall advancement of the company’s short and long-term objectives. Consequently, in addition to the above-mentioned increase in base salary, the Committee awarded Dr. Sirgo 100% of his cash target bonus (60% of base salary), one-half of which was paid in July 2014, and a significant equity award, which is described below under “Special Equity Awards.”

Individual Performance and Compensation of the Chief Financial Officer

Mr. De Paolantonio, who joined our company in October, 2013, received a base salary of $300,000 in 2014, which was increased to $350,000, effective January 1, 2015. In assessing Mr. De Paolantonio’s 2014 performance, the Compensation Committee concluded that he had done an outstanding job in the following areas: the consolidation of accounting and financial functions, which previously had been divided between company offices in Tampa, Florida, and company headquarters in Raleigh, North Carolina, to the company headquarters in Raleigh; his leadership and expertise in developing appropriate accounting systems and controls with respect to the commencement of commercial operations with the market launch of BUNAVAIL®, which began in November, 2014; his assistance to the CEO with respect to company financings; and his management of accounting, budget and forecasting functions. The Compensation Committee therefore acted to increase his base salary, as set forth above, to approve payment to him of 100% of his cash target bonus, one-half of which was paid in July 2014, and to award to him 103,175 RSUs. His 2015 salary and cash bonus are at the 50th percentile of the company’s peer group and his equity award is at the 75th percentile.

Individual Performance and Compensation of the Executive Vice President-Product Development

Dr. Finn’s base salary in 2014 of $324,000 had been established in July, 2014, effective January 1, 2014, and has been increased by the Compensation Committee to $375,000, effective January 1, 2015. His 2015 salary is approximately at the 50th percentile of the company’s peer group and therefore is consistent with the company’s compensation philosophy.

For 2014, the Compensation Committee acted to compensate Dr. Finn in an appropriate manner for his long-standing management of the company’s drug development activities which is exemplified by the FDA approval of BUNAVAIL® in June 2014, and, additionally, for the following: the advancement, in association with the company’s partner Endo of the development of BELBUCA™ leading to FDA acceptance in February 2015 of an NDA submission the continuing development of the company’s Clonidine Topical Gel product for PDN; and the acquisition from Evonik of licensing and development rights to a buprenorphine depot injection product opportunity. Consequently, in addition to the above-mentioned increase in base salary, the Compensation Committee awarded Dr. Finn 100% of his cash target bonus (40% of base salary), one-half of which was paid in July, 2014, and a significant equity award, which is described below under “Special Equity Awards.”

Special Equity Awards

In February, 2015, equity awards which are significantly higher when compared to prior years were granted for 2014 to two NEOs, Mark A. Sirgo, our CEO (800,000 RSUs), and Andrew L. Finn, our Executive Vice President (400,000 RSUs), and to three other officers (an aggregate of 720,000 shares). We refer in this section to such five officers as the Awardees. The financial value to the Awardees of these special equity awards is well above the 100th percentile of the company’s peer group; however, the Compensation Committee considered these awards in light of the significant corporate achievements during 2014 as well as in the context of the company’s “gross equity burn rate” and “equity overhang”, each of which is discussed further below. These awards followed discussions initiated in early October 2014, among the Chairman of the Compensation Committee, the CEO, and the Executive Chairman of the Board of Directors. Those discussions focused on the following considerations:

•	Company performance in 2014 culminated the realization of strategic objectives first established over ten years earlier and the progression of the company from a predominantly research and development enterprise to one launching its first commercial product.

•	These achievements were attained notwithstanding an especially low number of company personnel throughout the ten-year period (consistently below 25) when compared to its peer group.

•	In 2014, BUNAVAIL® was approved by the FDA for the maintenance treatment of opioid addiction with a subsequent product launch in November with the company’s own sales force; two pivotal efficacy trials for BELBUCA™ for chronic pain were completed and met their endpoints, with a subsequent NDA submission in December and the receipt of $20 million in milestone payments from the company’s commercial partner Endo; patient enrollment in a Phase 3 clinical trial for Clonidine Topical Gel was completed; the company in-licensed a new product opportunity (buprenorphine depot injection); and the company completed a $60 million equity offering on favorable terms.

•	Each of the Awardees had served the company during that ten-year period, except one who joined the company in 2007. Because of the three-year vesting provisions of RSUs, the special awards will likely act as a strong incentive for those executives to remain with the company during a critical stage of transition from product development only to product commercialization.

•	During the years before 2012, company executives received equity awards well below peer group levels.

•	The market capitalization of the company and shareholder value of the company has increased significantly since 2011 and yet the Awardees had not benefitted to the extent they would have if equity grants had been at peer-group levels in the years before 2012.

The matter of these special equity awards was first discussed among the Compensation Committee members in mid-October, 2014, and the matter was further discussed by the entire board of directors at its October 2014, meeting, at which time there was a broad consensus that special awards were appropriate provided no adversely material events were to occur prior to a final decision to be made in early 2015. The matter was again discussed by the Compensation Committee and the board of directors at their late January 2015 meetings.

In February 2015, prior to voting upon the proposed special equity awards, the Compensation Committee evaluated the awards in the context of guidelines issued by Institutional Shareholder Services (or ISS), a widely recognized provider of corporate governance solutions to the global financial community. In particular, the Committee examined the company’s “gross equity burn rate” (defined as total options and RSUs granted divided by the weighted-average total common shares). The gross equity burn rate for 2015 is projected to be 4.4%, compared to 3.2% in 2014, and the three-year average gross burn rate for 2013 to 2015 is projected to be 3.8%, compared to 3.3% for 2012-2014. The 75th percentile among the company’s peer group is a 5.6% one-year gross burn rate and a 5.5% three-year average gross burn rate. The ISS three-year average gross burn rate maximum is 6.7% for pharmaceutical and biotech companies listed on the Russell 3000, which includes the company.

The Compensation Committee also examined the company’s “issued equity overhang” (defined as total options and RSUs outstanding divided by total common shares issued and outstanding). At December 31, 2014, the company’s issued equity overhang was 9.65% which increased to 13.9% at February 28, 2015, still well below the 75th percentile among the company’s peer group which is 19.9%.

Consequently, the company’s gross equity burn rate and issued equity overhang, as affected by the 2014 awards to the Awardees, was still well below the 75th percentile of the company’s peer group and, in the case of its gross burn rate, well within ISS guidelines.

Taking into account all of the factors recited above, on February 23, 2015, the Compensation Committee unanimously acted by written consent to grant the special equity awards to the Awardees.

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

Section 409A. Section 409A of the Internal Revenue Code of 1986, as amended generally changes the tax rules that affe ct most forms of deferred compensation that were not earned and vested prior to 2005. Under Section 409(A), deferred compensation is defined broadly and may potentially cover compensation arrangements such as severance or change in control pay outs and the extension of the post-termination exercise periods of stock options. We take Code Section 409A into account, where applicable, in determining the timing of compensation paid to our executive officers.

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

Compensation Risk Assessment

In reviewing our compensation policy and practices for its NEOs as well as for other employees, the Compensation Committee evaluated whether any unnecessary risk-taking was associated with our compensation policies. The Compensation Committee did not identify any risks arising from our compensation policies and practices reasonably likely to have a material adverse effect on our company.

Compensation Committee Independence

All members of the Compensation Committee are independent directors and do not have any formal ties or relationship with any members of management or their relatives.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2014, 2013 and 2012. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2014.

Name and principal position	Year	Salary ($)		Bonus ($)			Stock Awards ($) (14)			Option Awards ($) (14)		Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)			Total ($)
Mark A. Sirgo, Pharm.D. President, Chief Executive Officer and Director	2014 2013 2012	$ $ $	469,441 462,734 435,612	$ $ $	281,976 276,552 184,842	(1)	$ $	2,591,977 1,760,708 —	(2) (4)	$	— — 116,709	— — —	— — —	$ $ $	33,286 23,849 48,940	(3) (5) (6)	$ $ $	3,376,680 2,523,843 786,103

Ernest R. De Paolantonio, CPA MBA Chief Financial Officer, Secretary and Treasurer (7)	2014 2013 2012	$ $	294,231 61,154 —		$76,664 — —	(8)		$227,054 — —	(2)	$	— 213,870 —	— — —	— — —		$33,716 — —	(9)	$ $	631,665 275,024 —

Andrew L. Finn, Pharm.D. Executive VP of Product Development	2014 2013 2012	$ $ $	307,013 313,514 296,785	$ $ $	127,140 124,680 87,900	(10)	$ $	1,365,995 672,961 —	(2) (4)	$	— — 73,684	— — —	— — —	$ $ $	38,958 28,185 36,755	(11) (12) (13)	$ $ $	1,839,106 1,139,340 495,124

(1)	The bonus disclosed in this item of $281,976 includes $138,276 related to 2013, but was contingent upon board approval, which occurred January 2014.
(2)	The stock awards disclosed in this item consists of unvested executive RSU grants during 2014, which will vest in equal amounts over three years, and vested RSUs as issued during 2014 from the LTIP.
(3)	Includes: Vacation payout of $11,076, $7,825 of health insurance premiums paid and 401(k) matching of $14,385 paid in 2014.
(4)	The stock awards disclosed in this item consists of unvested executive RSU grants during 2013, which will vest in equal amounts over three years, and vested RSUs as issued during 2013 from the LTIP.
(5)	Includes: $9,392 of health insurance premiums paid and 401(k) matching of $14,457 paid in 2013.
(6)	Includes: Vacation payout of $26,618, $9,822 of health insurance premiums paid and 401(k) matching of $12,500 paid in 2012.
(7)	Ernest R. DePaolantonio was hired as Chief Financial Officer on October 9, 2013
(8)	The bonus disclosed in this item of $76,664 includes $24,164 related to 2013, but was contingent upon board approval, which occurred January 2014.
(9)	Includes: $18,099 of health insurance premiums paid, 401(k) matching of $11,417 and $4,200 of relocation expenses paid in 2014.
(10)	The bonus disclosed in this item of $127,140 includes $62,340 related to 2013, but was contingent upon board approval, which occurred January 2014.
(11)	Includes: Vacation payout of $6,585, $9,810 of health insurance premiums paid and 401(k) matching of $22,563 paid in 2014.
(12)	Includes: $9,392 of health insurance premiums paid and 401(k) matching of $18,793 paid in 2013.
(13)	Includes: Vacation payout of $13,894, $10,361 of health insurance premiums paid and 401(k) matching of $12,500 paid in 2012.
(14)	The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees. All directors and officers have executed confidentiality and noncompetition agreements with us.

The following is a description of our current executive employment agreements:

Mark A. Sirgo, Pharm.D., President and Chief Executive Officer - Dr. Sirgo’s current employment agreement, dated February 22, 2007, as amended, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary (which was subject to modification with the approval of our Compensation Committee and is now 60%), and other employee benefits. Under the terms of his agreement, Dr. Sirgo received base salary in 2014 of $469,441 per year and a bonus of $281,976, which bonus was composed of $138,276 related to 2013 and $143,700 related to 2014 performance.

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

Ernest R. De Paolantonio, CPA, MBA, Chief Financial Officer, Secretary and Treasurer - Mr. De Paolantonio’s current employment agreement, dated October 1, 2013 includes a base salary of $300,000, target bonus of up to 35% of his base salary (which is subject to modification by our Compensation Committee), and other employee benefits. Under the terms of his agreement, Mr. De Paolantonio received base salary in 2014 of $294,231 per year and a bonus of $76,664, which bonus was composed of $24,164 related to 2013 and $52,500 related to 2014 performance.

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

Andrew L. Finn, Pharm.D., Executive Vice President of Product Development — Dr. Finn’s current employment agreement, dated February 22, 2007, as amended, is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term. The agreement includes a base salary, target bonus of up to 50% of his base salary (which was subject to modification with the approval of our Compensation Committee and is now 40%), and other employee benefits. Under the terms of his agreement, Dr. Finn received base salary in 2014 of $307,013 per year and a bonus of $127,140, which bonus composed of $62,340 related to 2013 and $64,800 related to 2014 performance.

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

Outstanding equity awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers, as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested (#)
Mark A. Sirgo, Pharm.D	—	—		—	—	—	—	—	369,849	(3)	$4,445,585
	—	—		—	—	—	—	—	280,000	(4)	$3,365,600
									290,511	(5)	$3,491,942
	33,026	—		—	$1.96	2/15/22	—	—	—		—
	30,280	15,141	(1)	—	$1.78	2/9/22	—	—	—		—
	25,000	—		—	$3.47	7/20/21	—	—	—		—
	22,369	—		—	$3.55	2/25/21	—	—	—		—
	25,000	—		—	$2.26	7/21/20	—	—	—		—
	34,265	—		—	$2.43	7/21/20	—	—	—		—
	37,348	—		—	$3.90	1/21/20	—	—	—		—
	25,000	—		—	$5.40	7/22/19	—	—	—		—
	100,000	—		—	$4.83	4/30/19	—	—	—		—
	9,175	—		—	$3.05	1/22/19	—	—	—		—
	13,661	—		—	$2.01	7/24/18	—	—	—		—
	48,448	—		—	$2.85	1/31/18	—	—	—		—
	20,000	—		—	$4.13	7/25/17	—	—	—		—
	434,000	—		—	$6.63	4/13/17	—	—	—		—
	45,891	—		—	$2.42	1/26/17	—	—	—		—
	49,000	—		—	$3.03	12/1/15	—	—	—		—
	20,000	—		—	$2.94	8/22/15	—	—	—		—

Ernest R. De Paolantonio, CPA MBA	—	—		—	—	—	—	—	25,598	(4)	$307,688
	18,553	37,106	(2)	—	$5.39	10/17/23	—	—	—		—

Andrew L. Finn, Pharm.D	—	—		—	—	—	—	—	133,146	(3)	$1,600,415
	—	—		—	—	—	—	—	107,067	(4)	$1,286,945
									153,387	(5)	$1,843,712
	18,128	—		—	$1.96	2/15/22	—	—	—		—
	20,776	10,389	(1)	—	$1.78	2/9/22	—	—	—		—
	15,348	—		—	$3.55	2/25/21	—	—	—		—
	20,873	—		—	$2.43	7/21/20	—	—	—		—
	22,751	—		—	$3.90	1/21/20	—	—	—		—
	7,439	—		—	$3.05	1/22/19	—	—	—		—
	33,231	—		—	$2.01	7/24/18	—	—	—		—
	39,282	—		—	$2.85	1/31/18	—	—	—		—
	100,000	—		—	$6.63	4/13/17	—	—	—		—
	37,209	—		—	$2.42	1/26/17	—	—	—		—

(1)	These unvested options will vest on February 9, 2015.

(2)	Of the unvested stock options, half of the unvested stock options will vest on October 17, 2015, and another half will vest on October 17, 2016.
(3)	Unvested stock awards consist of Restricted Stock Units from our Long Term Incentive Plan (as defined under our 2011 Equity Incentive Plan) and which we refer to as Performance RSUs, which are rights to acquire shares of our common stock.
(4)	Unvested stock awards consist of Restricted Stock Units (as defined under our 2011 Equity Incentive Plan) which are rights to acquire shares of our common stock. These unvested RSUs vest as to one half on February 20, 2015 and the remaining half on February 20, 2016.
(5)	Unvested stock awards consist of Restricted Stock Units (as defined under our 2011 Equity Incentive Plan) which are rights to acquire shares of our common stock. These unvested RSUs vest as to one third on February 22, 2015, one third on February 22, 2016, and the remaining third on February 22, 2017.

Outstanding Equity Awards Narrative Disclosure

Amended and Restated 2001 Incentive Plan

In July 2011, our original Amended and Restated 2001 Incentive Plan expired. Options to purchase 2,073,039 shares of common stock were outstanding as of December 31, 2014 under the Amended and Restated 2001 Incentive Plan. Although the Amended and Restated 2001 Incentive Plan expired, the 2,073,039 options still outstanding under such plan are still exercisable. In April 2011, our board approved, and in July 2011, our stockholders approved a new 2011 Equity Incentive Plan, which is discussed below.

2011 Equity Incentive Plan

Our 2011 Equity Incentive Plan is comprised of 4,200,000 shares of our common stock. The purpose of the 2011 Equity Incentive Plan is: (i) to align our interests and recipients of options under the plan by increasing the proprietary interest of such recipients in our growth and success, and (ii) to advance our interests by providing additional incentives to officers, key employees and well-qualified non-employee directors and consultants who provide services to us, who are responsible for our management and growth, or otherwise contribute to the conduct and direction of our business, operations and affairs. The Compensation Committee of our board of directors administers our incentive plan, selects the persons to whom options are granted and fixes the terms of such options.

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

Options to purchase 2,950,100 shares of our common stock at prices ranging from $1.38 to $16.36 are outstanding at December 31, 2014. There were no options granted during 2014 whose exercise price was lower than the estimated market price of the stock at the grant date.

Options issued during 2014 to employees under the 2011 Equity Incentive Plan totaled 174,480 shares, at exercise prices ranging from $5.58 to $16.36. There were no options issued to directors and officers under the 2011 Equity Incentive Plan during 2014 as we have migrated to the issuance of RSUs.

Option Exercises and Stock Vested

The following information sets forth stock options exercised by the executive officers during the year ended December 31, 2014:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Sirgo, Pharm.D.	62,471	$401,079	141,705	$1,261,144
Ernest R. De Paolantonio, CPA MBA	—	—	—	—
Andrew L. Finn, Pharm.D.	73,679	$429,022	54,148	$481,905

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

Grants of Plan-Based Awards in 2014

								All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing stock price on Award	Grant Date Fair Value of Stock and
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (1)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	date ($/Sh)	Option Awards
Mark A. Sirgo, Pharm.D.	2/22/14					290,511						$2,576,833
Ernest R. De Paolantonio, CPA MBA	2/22/14					25,598						$227,054
Andrew L. Finn, Pharm.D	2/22/14					153,387						$1,360,543

(1)	The stock awards disclosed in this item consists of RSUs issued under our 2011 Equity Incentive Plan, which vest in thirds beginning February 2015.

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

Potential Payments Under Severance/Change in Control Arrangements

The table below sets forth potential payments payable to our current executive officers in the event of a termination of employment under various circumstances. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2014 and (ii) the stock price was $12.02, which was the closing market price of our common stock on December 31, 2014, the last business day of the 2014 fiscal year.

Name	If Company Terminates Executive Without Cause or Executive Resigns with Good Reason($)		Termination Following a Change in Control without Cause or Executive Resigns with Good Reason($)
Mark A. Sirgo, Pharm.D.
Cash Payment	$736,923	(1)	$1,455,423	(1)
Acceleration of Options	—		$7,183,973	(2)

Total Cash and Benefits	$736,923		$8,639,396

Ernest R. De Paolantonio, CPA
Cash Payment	$459,046	(1)	$309,046	(1)
Acceleration of Options	—		$369,019	(2)

Total Cash and Benefits	$459,046		$678,065

Name	If Company Terminates Executive Without Cause or Executive Resigns with Good Reason($)		Termination Following a Change in Control without Cause or Executive Resigns with Good Reason($)
Andrew L. Finn, Pharm.D.
Cash Payment	$495,957	(1)	$738,957	(1)
Acceleration of Options	—		2,672,198	(2)

Total Cash and Benefits	$495,957		$3,411,155

(1)	Includes severance payment and accrued and unused vacation time as of December 31, 2014.
(2)	Determined by taking excess of the fair market value of our common stock on December 31, 2014, less the exercise price of each accelerated option.

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

The cash component (as opposed to option accelerations) of any change of control payment would be structured as a one-time cash severance payment.

Compensation of Directors Summary Table

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(6)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Frank E. O’Donnell, Jr.	$375,708	(1)	$1,296,013	(2)	—	—	—	$19,924	(3)	$1,691,645
William B. Stone	$74,000		$398,400	(4)	—	—	—	—		$472,400
John J. Shea	$51,250		$265,600	(4)	—	—	—	—		$316,850
Samuel P. Sears, Jr.	$57,500		$265,600	(4)	—	—	—	—		$323,100
Thomas W. D’Alonzo	$47,750		$265,600	(4)	—	—	—	—		$313,350
Charles J. Bramlage	$20,544		$93,675	(5)	—	—	—	—		$114,219
Barry I. Feinberg	$21,685		$93,675	(5)	—	—	—	—		$115,360

(1)	Compensation for serving as Executive Chairman, which includes $140,988 as bonus, composed of $69,138 for 2013 and $71,850 for 2014.
(2)	The stock awards disclosed in this item consists of vested RSUs issued in 2014 under our LTIP and RSUs issued as executive grants in 2014 which vest in thirds beginning in 2015. Does not include 185,418 unvested RSUs to be issued under our LTIP upon the achievement of certain performance criteria.
(3)	Includes $19,924 in health benefits paid in 2014.

(4)	The stock awards disclosed in this item consists of RSUs issued in 2014 for serving on the board which half vested in 2014 and the remaining half vest in 2015.
(5)	The stock awards disclosed in this item consists of RSUs issued in 2014 as new director issuances which vest in 2015.
(6)	The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718.

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

In July 2013, we amended our Director Remuneration Policy to reflect the new cash retainer to directors, plus the migration to RSUs instead of options. The total number of RSUs granted during the year ended December 31, 2014 was 125,000, of which 55,000 vested upon issuance in August 2014 and 70,000 vest in August 2015.

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

The term of the LTIP began with our fiscal year ended December 31, 2012 and lasts through our fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 and 85,000 were awarded February 2015 (the remaining 15,000 Performance RSUs being reserved for future hires). A total of 4,447 and 8,986 RSUs vested during the years ended December 31, 2014 and 2013, respectively. The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of revenue by our company, as reported in our Annual Report on Form 10-K. Performance RSUs will be valued on the day of issuance and will vest annually on the last day preceding the first open window after filing our Annual Report on Form 10-K based on the revenue achieved during the prior fiscal year as a proportion of the total cumulative revenue target for the entire term of the LTIP (which we call the Predefined Cumulative Revenue). Predefined Cumulative Revenue is a predefined aggregate revenue target for the entire term of the LTIP that was determined by the Committee in conjunction with our executive management. The Predefined Cumulative Revenue may be adjusted by the Committee upon the occurrence of extraordinary corporate events during the term of the LTIP (such as acquisitions by our company of revenue generating businesses or assets).

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

The following table sets forth, as of March 12, 2015, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of BioDelivery Sciences International, Inc., 4131 ParkLake Avenue, Suite #225, Raleigh, NC 27612.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class as of March 12, 2015(1)
Federated Investors Inc.(2)	4,377,696	8.37%
Invesco LTD. (3)	3,061,431	5.85%
State Street Corp (4)	2,865,420	5.48%
Hopkins Capital Group II, LLC(5)	2,000,490	3.82%
Frank E. O’Donnell, Jr., M.D.(6)	2,389,210	4.55%
Mark A. Sirgo, Pharm.D.(7)	2,052,721	3.85%
Ernest R. De Paolantonio, CPA MBA(8)	26,286	*
Andrew L. Finn, Pharm.D.(9)	949,223	1.80%
William B. Stone(10)	294,175	*
John J. Shea(11)	45,805	*
Samuel P. Sears, Jr(12)	44,363	*
Thomas W. D’Alonzo (13)	110,625	*
Charles J. Bramlage (14)	1,800	*
Barry I. Feinberg (15)	32,000	*
All Directors and Officers as a group (10 persons)	5,946,208	10.98%

*	Less than 1%
(1)	Based on 52,305,375 shares of common stock outstanding as of March 12, 2015 and shares beneficially owned by the referenced parties as described below.
(2)	Based on 13G filed with the SEC on February 11, 2015 by Federated Investors Inc.
(3)	Based on 13G filed with the SEC on February 10, 2015 by Invesco, LTD.
(4)	Based on 13G filed with the SEC on February 11, 2015 by State Street Corp.
(5)	The address for Hopkins Capital Group II, LLC is 324 S Hyde Park, Suite 350, Tampa, FL. 33606.
(6)	Dr. O’Donnell is our Executive Chairman of the Board and a Director. Includes the shares owned by Hopkins Capital Group II, LLC, as to which Dr. O’Donnell disclaims beneficial interest (see note 5). Excludes 167,500 shares owned by The Francis E. O’Donnell, Jr. Irrevocable Trust #1, of which Dr. O’Donnell’s sister, Kathleen O’Donnell, is trustee, and as to which Dr. O’Donnell disclaims beneficial interest. In addition, this number includes 168,720 shares owned personally by Dr. O’Donnell and options to purchase 220,000 shares of our common stock, all of which is currently exercisable. Does not include 70,000 shares of unvested RSUs which vest February 2016. Does not include 96,837 shares of unvested RSUs which vest in one half February 2016 and the remaining half February 2017. Does not include 400,000 shares of unvested RSUs which vest in thirds beginning February 2016.Also does not include 185,418 shares of unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Dr. O’Donnell’s address is 865 Longboat Club Road, Longboat Key FL. 34228.
(7)	Includes 1,065,117 shares owned by Dr. Sirgo, our President and Chief Executive Officer. Includes options to purchase 987,604 shares of common stock, all of which are currently exercisable. Does not include 140,000 shares of unvested RSUs which vest February 2016. Does not include 193,674 shares of unvested RSUs which vest in one half February 2016 and the remaining half February 2017. Does not include 800,000 shares of unvested RSUs which vest in thirds beginning February 2016. Also does not include 369,849 unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Dr. Sirgo’s address is 606 Wayne Drive, Raleigh, NC. 27609.

(8)	Mr. De Paolantonio is our Chief Financial Officer, Secretary and Treasurer. Includes 7,733 shares owned by Mr. De Paolantonio. Includes options to purchase 18,553 shares of common stock, all of which are currently exercisable. Excludes options to purchase 37,106 shares of common stock which are not currently exercisable. Does not include 17,065 shares of unvested RSUs which vest one half February 2016 and the remaining half February 2017. Does not include 103,175 shares of unvested RSUs which vest in thirds beginning February 2016. Mr. De Paolantonio’s address is 3217 Renaissance Park Place Cary, NC. 27513.
(9)	Dr. Finn is our Executive Vice President of Clinical Development and Regulatory Affairs. Includes 623,797 shares owned by Dr. Finn. Includes options to purchase 325,426 shares of common stock, all of which are currently exercisable. Does not include 53,533 shares of unvested RSUs which vest February 2016. Does not include 101,858 shares of unvested RSUs which vest one half February 2016 and the remaining half February 2017. Does not include 400,000 shares of unvested RSUs which vest in thirds beginning February 2016. Also does not include 133,146 unvested RSUs potentially issuable under our LTIP if certain pre-determined company revenue targets are achieved. Dr. Finn’s address is 3104 Raymond Street, Raleigh, NC. 27607.
(10)	Mr. Stone is a Director. Includes 79,175 shares owned and options to purchase 215,000 shares of our common stock, all of which are currently exercisable. Does not include 15,000 shares of unvested RSUs which will vest August 2015. Mr. Stone’s address is 11120 Geyer Downs Lane, Frontenac MO. 63131.
(11)	Mr. Shea is a Director. Includes 33,305 shares owned and options to purchase 12,500 shares of our common stock, all of which are currently exercisable. Does not include 10,000 shares of unvested RSUs which will vest August 2015. Mr. Shea’s address is 290 Wax Myrtle Trail, Southern Shores, NC. 27949.
(12)	Mr. Sears is a Director. Includes 27,000 shares owned and options to purchase 17,363 shares of our common stock, all of which are currently exercisable. Does not include 10,000 shares of unvested RSUs which will vest August 2015. Mr. Sears’ address is 32 Brainard Avenue, Apt. 207, Medford, MA. 02155.
(13)	Mr. D’Alonzo is a Director. Includes 45,625 shares owned and options to purchase 65,000 shares of our common stock, all of which are currently exercisable. Does not include 10,000 shares of unvested RSUs which will vest August 2015. Mr. D’Alonzo’s address is 908 Vance St, Raleigh, NC. 27608.
(14)	Mr. Bramlage is a Director. Includes 1,800 shares owned. Does not include 7,500 shares of unvested RSUs which will vest August 2015. Mr. Bramlage’s address is 7707 Sutton Place, New Albany, OH. 43054
(15)	Dr. Feinberg is a Director. Includes 32,000 shares owned. Does not include 7,500 shares of unvested RSUs which will vest August 2015. Dr. Feinberg’s address is 3 Somerset Downs, St. Louis, MO. 63124.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Other

On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against Accentia Biopharmaceuticals, Inc., and several current and former directors and officers of Accentia and its former subsidiary, Biovest International, Inc. (collectively the Class Action), including Frank E. O’Donnell, Jr. M.D., our Executive Chairman. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of the clinical trial of Biovest’s cancer vaccine, BiovaxID, and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest during a defined time period. All defendants, including Dr. O’Donnell, believe this litigation to be without merit, deny any wrongdoing or liability and have vigorously defended the alleged claims. A settlement of this matter, in which defendants make no admissions of wrongdoing or liability, has been agreed upon by all parties and approved by the Court.

As a matter of corporate governance policy, we have not and will not make loans to officers or loan guarantees available to “promoters” as that term is commonly understood by the SEC and state securities authorities.

We believe that the terms of the above transactions with affiliates were as favorable to us or our affiliates as those generally available from unaffiliated third parties. At the time of certain of the above referenced transactions, we did not have sufficient disinterested directors to ratify or approve the transactions; however, the present board of directors includes six independent directors which constitute a majority as required by NASDAQ Stock Market rules. We believe that William B. Stone, John J. Shea, Samuel P. Sears, Jr., Thomas W. D’Alonzo, Charles J. Bramlage and Barry I. Feinberg qualify as independent directors for NASDAQ Stock Market purposes.

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

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2014 and 2013 totaled $151,200 and $148,900, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for audit-related fees for the years ended December 31, 2014 and 2013 were $20,000 and $53,638, respectively. The fees were provided in consideration of services consisting of review and update procedures associated with registration statements and other SEC filings.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, were $20,000, in each of the years ended December 31, 2014 and 2013, respectively. The fees were provided in consideration of services consisting of preparation of tax returns and related tax advice.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Cherry Bekaert LLP in 2014. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Cherry Bekaert LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Number	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (24)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation creating a staggered board of directors, dated July 25, 2008 (16)

3.4	Certificate of Elimination, dated February 12, 2009, for the Company’s Series A Non-Voting Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock (14)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares, dated July 22, 2011 (29)

4.1	Form of Common Stock Purchase Warrant, dated April 20, 2010, issued by the Company to certain institutional investors (22)

4.2	Certificate of Designation of Series A Non-Convertible Preferred Stock, dated November 20, 2012 (35)

4.3	Form of Common Stock Purchase Warrant, dated July 5, 2013, issued by the Company to Midcap Financial SBIC, LP (33)

10.1	Amended and Restated 2001 Incentive Plan (2)

10.2	Employment Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (3)

10.3	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Mark A. Sirgo (3)

10.4	Employment Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (3)

10.5	Confidentiality and Intellectual Property Agreement, dated August 24, 2004, between the Company and Andrew L. Finn (3)

10.6	Clinical Development and License Agreement, dated as of July 14, 2005, among Clinical Development Capital LLC, the Company and Arius Pharmaceuticals, Inc. (4)+

10.7	Supply Agreement, dated October 17, 2005, by and between Aveva Drug Delivery Systems, Inc., Arius Pharmaceuticals, Inc. and the Company (5)

10.8	Securities Purchase Agreement, dated May 16, 2006, between the Company and CDC IV, LLC (6)

10.9	Amendment No. 2, dated as of May 16, 2006, to that certain Clinical Development and License Agreement, dated as of July 14, 2005, between the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (6)

10.10	Amended and Restated Registration Rights Agreement, dated as of May 16, 2006, by and between the Company and CDC IV, LLC (6)

10.11	Amendment No. 1 to Amended and Restated 2001 Incentive Plan (7)

10.12	Intellectual Property Assignment Agreement, dated August 2, 2006, by and between QLT USA, Inc. and Arius Two, Inc. (8)+

10.13	License and Development Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (8)+

10.14	BEMA Fentanyl Supply Agreement, dated August 2, 2006, by and between the Company, Arius Pharmaceuticals, Inc. and Meda AB (8)+

10.15	Sublicensing Consent, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc. (8)+

Number	Description

10.16	Sublicensing Consent and Amendment, dated August 2, 2006, by the Company, Arius Pharmaceuticals, Inc. and CDC IV, LLC (8)+

10.17	Letter agreement, dated August 2, 2006, between Meda AB, Arius Pharmaceuticals, Inc, Arius Two, Inc. and the Company (8)

10.18	Notice of Breach and Demand for Dispute Resolution, sent August 30, 2006, from the Company to CDC IV, LLC (9)

10.19	Notice of Breach and Termination, received August 30, 2006, from CDC IV, LLC to the Company (10)

10.20	Process Development Agreement, effective December 15, 2006, between LTS Lohmann Therapie-Systeme AG and the Company (11)+

10.21	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Mark A. Sirgo (12)

10.22	Amendment No. 1 to Employment Agreement, dated February 22, 2007, between the Company and Andrew L. Finn (12)

10.23	Employment Agreement, dated February 22, 2007, between the Company and James A. McNulty (12)

10.24	Dispute Resolution Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (13)

10.25	Amendment to Clinical Development and License Agreement, dated March 9, 2007, between the Company and CDC IV, LLC (13)

10.26	Registration Rights Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (13)

10.27	Subscription Agreement, dated March 12, 2007, between the Company and CDC IV, LLC (14)

10.28	Second Amended and Restated Registration Rights Agreement, dated April 10, 2007, between the Company and Laurus Master Fund, Ltd. (11)

10.29	License and Development Agreement, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc. and Meda AB (15)+

10.30	BEMA Fentanyl Supply Agreement, dated September 5, 2007, between the Company and Meda AB (15)+

10.31	Sublicensing Consent dated September 5, 2007, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (15)+

10.32	License Agreement dated, September 5, 2007, by and between Arius Two, Inc., and Arius Pharmaceuticals, Inc. (15)+

10.33	Intellectual Property Assignment Agreement dated, September 5, 2007 by and between QLT USA, Inc. and Arius Two. (15)+

10.34	Assignment of Patent and Trademarks, dated September 5, 2007. (15)

10.35	BEMA Acquisition Consent, amendment and waiver, dated September 5, 2007, between the Company and CDC IV, LLC (15)

10.36	Sublicensing Consent and Amendment, dated September 5, 2007, between the Company, Arius Pharmaceuticals, Inc., CDC IV, LLC and Meda AB. (15)+

10.37	Royalty Purchase and Amendment Agreement, dated as of September 5, 2007 between BioDelivery Sciences International, Inc., and CDC IV, LLC (15)+

10.38	Amendment to the Clinical Development and License Agreement, dated as of July 14, 2005, amendment dated as of September 5, 2007, by and among CDC IV, LLC, the Company, Arius Pharmaceuticals, Inc., and Arius Two, Inc. (15)+

10.39	Dispute Resolution Agreement, dated September 5, 2007 by and between the Company and CDC IV, LLC (15)

10.40	Acknowledgement by CDC, dated September 5, 2007, of the License and Development Agreement made as of September 5, 2007 between the Company, Arius Pharmaceutical, Inc. and Meda AB (15)

10.41	Letter Amendment, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to European commercialization rights for ONSOLIS® (17)+

10.42	Amendment to License and Development Agreement, effective January 2, 2009, between the Company, Arius Pharmaceuticals, Inc. and Meda AB relating to the North American commercialization rights for ONSOLIS® (17)+

Number	Description

10.43	Amendment Consent (EU), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (17)

10.44	Amendment Consent (NA), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc. (17)

10.45	Process Development Agreement, dated February 8, 2008, between the Company and LTS (18)+

10.46	Amendment to Amended and Restated 2001 Incentive Plan of the Company, dated November 19, 2008 (18)

10.47	Master Clinical Development Agreement, dated February 12, 2009, between the Company and Premier Research International LLC (19)+

10.48	Proposal for Clinical Research Services, dated March 13, 2009, between the Company and Premier Research International LLC (19)+

10.49	Separation Agreement and General Claims release, effective September 1, 2009, between the Company and Dr. Raphael J. Mannino (20)

10.50	Emezine™ Settlement Agreement, dated December 30, 2009, between the Company, Accentia, Arius Pharmaceuticals, Inc. and TEAMM (21)

10.51	Form of Warrant for the Company to purchase 2,000,000 shares of Biovest International, Inc. from Accentia (21)

10.52	Securities Purchase Agreement, dated April 20, 2010, between the Company and certain institutional investors. (22)

10.53	License and Supply Agreement, dated May 26, 2010, between the Company, Arius Pharmaceuticals and KunWha Pharmaceutical Co., Ltd (23)+

10.54	License and Supply Agreement, dated October 4, 2010, between the Company, Arius Pharmaceuticals and TTY Biopharm Co., Ltd. (25)+

10.55	Securities Purchase Agreement, dated March 11, 2011, between the Company and certain institutional investors. (26)

10.56	Amendment to Clinical Development and License Agreement, effective May 12, 2011, between the Company, Arius, Arius Two, Inc., CDC V, LLC and NB Athyrium. (27)

10.57	2011 Equity Incentive Plan (28)

10.58	License and Development Agreement, dated January 5, 2012, by and among the Company, Arius, Arius Two and Endo (30) *‡

10.59	Manufacturing, Supply, and License Agreement dated April 26, 2012 between the Company, Arius Pharmaceuticals and LTS Lohmann Therapie-Systeme AG (31)+

10.60	Placement Agency Agreement, dated November 27, 2012, between the Company and William Blair & Company, L.L.C, JMP Securities LLC and Roth Capital Partners, LLC (32)

10.61	Subscription Agreement, dated November 28, 2012, between the Company and certain investors (32)

10.62	License Agreement, dated March 26, 2013, between the Company and Arcion Therapeutics, Inc (33)+

10.63	Amendment No. 1 to 2011 Equity Incentive Plan (34)

10.64	Credit and Security Agreement, dated July 5, 2013, by and among, the Company, Arius, Arius Two and Midcap Financial SBIC, LP (35)+

10.65	Conditional Offer of Employment, dated October 1, 2013, between the Company and Ernest R. De Paolantonio (36)

10.66	Sales Agreement, dated November 29, 2013, between the Company and Cantor Fitzgerald & Co. (37)

10.67	Securities Purchase Agreement, dated February 7, 2014, between the Company and certain institutional investors. (38)

10.68	Master Services Agreement, dated September 25, 2013, between the Company and Quintiles Commercial US, Inc. (39)+

10.69	Amendment No. 2 to 2011 Equity Incentive Plan (40)

10.70	First Amendment to Credit and Security Agreement, dated July 3, 2014, between the Company, Arius, Arius Two and Midcap Financial SBIC, LP. (41)

10.71	Development and Exclusive License and Option Agreement, dated October 27, 2014, by and between the Company and Evonik Corporation.(42)+

Number	Description

10.72	Performance Long Term Incentive Plan *

21.1	Subsidiaries of the Registrant *

23.1	Consent of Cherry Bekaert LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
‡	Confidential treatment extension of confidential treatment previously granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2 is currently pending with the Securities and Exchange Commission.
(1)	Previously filed with Form SB-2, Amendment No. 2, February 1, 2002.
(2)	Previously filed with Form 10-QSB/A, September 2, 2003.
(3)	Previously filed with Form 8-K, August 26, 2004.
(4)	Previously filed with Form 8-K, July 21, 2005.
(5)	Previously filed with Form 10-QSB, November 10, 2005.
(6)	Previously filed with Form 8-K, May 22, 2006.
(7)	Previously filed as Annex A to Schedule 14A, June 27, 2006.
(8)	Previously filed with Form 8-K, August 9, 2006.
(9)	Previously filed with Form 8-K, August 31, 2006.
(10)	Previously filed with Form 8-K, August 31, 2006.
(11)	Previously filed with Form 10-K, April 17, 2007.
(12)	Previously filed with Form 8-K, February 22, 2007.
(13)	Previously filed with Form 8-K, March 16, 2007.
(14)	Previously filed with Form 8-K, February 13, 2009.
(15)	Previously filed with Form 8-K, September 10, 2007.
(16)	Previously filed with Form 8-K, July 28, 2008.
(17)	Previously filed with Form 8-K, January 6, 2009.
(18)	Previously filed with Form 10-K, March 20, 2009.
(19)	Previously filed with Form 10-Q, May 15, 2009.
(20)	Previously filed with Form 10-Q, November 3, 2009.
(21)	Previously filed with Form 8-K, December 31, 2009.
(22)	Previously filed with Form 8-K, April 20, 2010.
(23)	Previously filed with Form 8-K, May 27, 2010.
(24)	Previously filed with Form 8-K, July 23, 2010.

(25)	Previously filed with Form 8-K, October 8, 2010.
(26)	Previously filed with Form 8-K, dated March 16, 2011.
(27)	Previously filed with Form 8-K, dated May 13, 2011.
(28)	Previously filed with PRE14A, dated June 13, 2011
(29)	Previously filed with Form 8-K, dated July 25, 2011.
(30)	Previously filed with Form 8-K, dated January 11, 2012.
(31)	Previously filed with Form 8-K, dated September 19, 2012.
(32)	Previously filed with Form 8-K, dated November 28, 2012.
(33)	Previously filed with Form 8-K, dated April 1, 2013.
(34)	Previously filed with PRE14A, dated June 12, 2013
(35)	Previously filed with Form 8-K, dated July 11, 2013.
(36)	Previously filed with Form 8-K, dated October 23, 2013.
(37)	Previously filed with Form S-3, dated November 29, 2013.
(38)	Previously filed with Form 8-K, dated February 10, 2014.
(39)	Previously filed with Form 10-Q, dated May 9, 2014.
(40)	Previously filed with PRE14A, dated June 10, 2014.
(41)	Previously filed with Form 10-Q, dated August 7, 2014.
(42)	Previously filed with Form 8-K, dated October 31, 2014.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BioDelivery Sciences International, Inc.

We have audited the accompanying consolidated balance sheets of BioDelivery Sciences International, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A—Controls and Procedures in the Company’s 2014 Annual Report on Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioDelivery Sciences International, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO).

As discussed in Note 2 to the consolidated financial statements, during 2014, the Company recognized a net loss of approximately $54.2 million and, at December 31, 2014, the Company had incurred cumulative net losses of approximately $205.5 million. Management’s plans in regard to this matter are described in Note 2.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 16, 2015

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$70,472	$23,176
Accounts receivable, net	3,141	2,794
Inventory	1,828	—
Prepaid expenses and other current assets	2,882	631

Total current assets	78,323	26,601

Property and Equipment, net	3,890	3,023
Goodwill	2,715	2,715
Other Intangible assets, net	4,226	5,196

Other assets	157	470

Total assets	$89,311	$38,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$14,429	$10,416
Notes payable, current maturities	8,000	7,333
Deferred revenue, current	6,772	2,927
Derivative liabilities	—	4,315

Total current liabilities	29,201	24,991

Notes payable, less current maturities, net	4,173	11,845
Deferred revenue, long-term	841	1,281
Other long-term liabilities	700	700

Total liabilities	34,915	38,817

Commitments and contingencies (Notes 7 and 14)	—	—

Stockholders’ equity (deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,139,000 and 2,709,300 shares of Series A Non-Voting Convertible Preferred Stock outstanding at December 31, 2014 and 2013, respectively.	2	3
Common Stock, $.001 par value; 75,000,000 shares authorized; 51,603,070 and 38,204,384 shares issued; 51,587,579 and 38,188,893 shares outstanding at December 31, 2014 and 2013, respectively	52	39
Additional paid-in capital	259,920	150,506
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(205,531)	(151,313)

Total stockholders’ equity (deficit)	54,396	(812)

Total liabilities and stockholders’ equity (deficit)	$89,311	$38,005

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product sales	$76	$—	$—
Product royalty revenues	3,407	1,773	1,083
Research revenue	—	—	13
Research and development reimbursements	12,712	2,783	—
Contract revenue	22,749	6,800	53,446

Total revenues	38,944	11,356	54,542

Cost of sales	4,939	2,082	1,910

Expenses:
Research and development	34,285	53,327	35,366
Selling, general and administrative	38,460	12,349	10,205

Total expenses	72,745	65,676	45,571

(Loss) income from operations	(38,740)	(56,402)	7,061

Interest (expense) income, net	(2,016)	(903)	281
Derivative (loss) gain	(13,167)	121	(5,594)
Other (expenses) income, net	(295)	(210)	33

	(15,478)	(992)	(5,280)

(Loss) income before taxes	(54,218)	(57,394)	1,781
Income tax expense	—	—	(129)

Net (loss) income attributable to common stockholders	$(54,218)	$(57,394)	$1,652

Basic:
Weighted average common stock shares outstanding	48,355,200	37,941,044	30,546,581

Basic earnings per share	$(1.12)	$(1.51)	$0.05

Diluted:
Diluted weighted average common stock shares outstanding	48,355,200	37,941,044	30,689,235

Diluted earnings per share	$(1.12)	$(1.51)	$0.05

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE DATA)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, December 31, 2011	—	$—	29,577,146	$30	$99,710	$(47)	$(95,571)	$4,122

Stock-based compensation	—	—	—	—	1,619	—	—	1,619
Stock option exercise	—	—	789,305	1	2,053	—	—	2,054
Restricted stock awards	—	—	57,500	—	—	—	—	—
Warrant derivative liability reclassified to equity	—	—	—	—	1,037	—	—	1,037
Warrant exercises	—	—	281,865	—	920	—	—	920
Private placement offering, net	2,709,300	3	6,791,887	7	38,364	—	—	38,374
Net income	—	—	—	—	—	—	1,652	1,652

Balances, December 31, 2012	2,709,300	$3	37,497,703	$38	$143,703	$(47)	$(93,919)	$49,778

Stock-based compensation	—	—	—	—	3,327	—	—	3,327
Stock option exercise	—	—	115,667	—	357	—	—	357
Restricted stock awards	—	—	80,498	—	—	—	—	—
Warrant derivative liability reclassified to equity	—	—	—	—	11	—	—	11
Warrant exercises	—	—	10,000	—	50	—	—	50
Shares issued to Arcion in acquisition of research and development license	—	—	500,516	1	2,072	—	—	2,073
Warrants issued in connection with notes payable	—	—	—	—	986	—	—	986
Net loss	—	—	—	—	—	—	(57,394)	(57,394)

Balances, December 31, 2013	2,709,300	$3	38,204,384	$39	$150,506	$(47)	$(151,313)	$(812)

Stock-based compensation	—	—	—	—	6,883	—	—	6,883
Stock option exercise	—	—	1,332,563	1	4,579	—	—	4,580
Restricted stock awards	—	—	473,893	—	—	—	—	—
Warrant derivative liability reclassified to equity	—	—	—	—	17,478	—	—	17,478
Warrant exercises	—	—	1,999,153	2	7,739	—	—	7,741
Cashless exercise of warrants	—	—	218,367	—	—	—	—	—
Shares issued pursuant to registered direct offering, net	—	—	7,500,000	8	58,174	—	—	58,182
Shares issued pursuant to an at the market offering, net	—	—	1,304,410	1	14,479	—	—	14,480
Short swing profit return	—	—	—	—	82	—	—	82
Conversion of preferred shares to common shares	(570,300)	(1)	570,300	1	—	—	—	—
Net loss	—	—	—	—	—	—	(54,218)	(54,218)

Balances, December 31, 2014	2,139,000	$2	51,603,070	$52	$259,920	$(47)	$(205,531)	$54,396

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) income	$(54,218)	$(57,394)	$1,652
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Depreciation	123	207	466
Accretion of debt discount	642	164	—
Amortization of intangible assets	972	1,140	1,021
Derivative (gain) loss	13,167	(121)	5,594
Impairment loss on assets	295	—	—
Stock-based compensation expense	6,883	3,327	1,619
Purchase of Arcion license with common stock	—	2,072	—
Changes in assets and liabilities:
Accounts receivable	(347)	(2,273)	(420)
Inventories	(1,828)	—	—
Prepaid expenses and other assets	(2,252)	(68)	4
Accounts payable and accrued expenses	4,325	(656)	5,568
Income taxes payable	—	—	129
Deferred revenue	3,405	(6,500)	(3,446)

Net cash flows from operating activities	(28,833)	(60,102)	12,187

Investing activities:
Purchase of equipment	(1,603)	(77)	(39)
Purchase of intangible assets	—	—	(1,050)

Net cash flows from investing activities	(1,603)	(77)	(1,089)

Financing activities:
Proceeds from sales of securities	72,662	—	38,373
Proceeds from exercise of stock options	4,580	357	2,054
Proceeds from exercise of common stock warrants	7,741	50	921
Payment on note payable	(7,333)	—	—
Proceeds from notes payable and warrants	—	20,000	—
Return of short swing profits	82	—	—
Payment of deferred financing fees	—	(241)	—
Repayment of related party advances	—	—	(7)

Net cash flows from financing activities	77,732	20,166	41,341

Net change in cash and cash equivalents	47,296	(40,013)	52,439
Cash and cash equivalents at beginning of year	23,176	63,189	10,750

Cash and cash equivalents at end of year	$70,472	$23,176	$63,189

Cash paid for interest	$1,386	$742	$—

Cash paid for taxes	$—	$80	$—

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Financing and Investing Activities:

The Company reclassified the fair value of derivative liabilities totaling $17.5 million to equity during the year ended December 31, 2014 as a result of the exercise of warrants to which the derivatives related.

The Company reclassified the fair value of derivative liabilities totaling $0.01 million to equity during the year ended December 31, 2013 as a result of the exercise of warrants to which the derivatives related.

The Company reclassified the fair value of derivative liabilities totaling $1.0 million to equity during the year ended December 31, 2012 as a result of the exercise of warrants to which the derivatives related.

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

1.	Nature of business and summary of significant accounting policies:

Organization

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

The Company is a specialty pharmaceutical company that is leveraging its novel, proprietary and patented drug delivery technologies, including the BioErodible MucoAdhesive (“BEMA®”) drug delivery technology, to develop and commercialize, either on its own or in partnerships with third parties, new applications of proven therapeutics, primarily in the areas of pain management and addiction. The Company’s development strategy focuses on utilization of the U.S. Food and Drug Administration’s (“FDA”) 505(b)(2) approval process to obtain more timely and efficient approval of new formulations of previously approved therapeutics.

As used herein, the Company’s common stock, par value $.001 per share, is referred to as the “Common Stock”.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, Arius One, Arius Two and BND. BND is currently and has for several years been an inactive subsidiary. All significant inter-company balances and transactions have been eliminated.

Significant accounting policies:

Use of estimates in financial statements

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

Reclassification

Idle Equipment previously classified separately in the accompanying balance sheets has been reclassified to Property and Equipment, net as of December 31, 2013 to conform to the current year presentation. In addition certain amounts within cash flows from operating activities in the Statements of Cash Flows for the year ended December 31, 2013 were reclassified to conform to the current year presentation. These reclassifications had no effect on the previous reported total assets, net cash flows from operations, activities or net losses.

Certain Risks, Concentrations and Uncertainties

The Company relies on certain materials used in its development and third-party manufacturing processes, most of which are procured from two contract manufacturers and two active pharmaceutical ingredient (“API”) suppliers for BUNAVAIL®. The Company purchases its pharmaceutical ingredients pursuant to long-term supply agreements with a limited number of suppliers. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development or commercialization process and thereby adversely affect the Company’s operating results. In addition, a disruption in the commercial supply of or a significant increase in the cost of the API from any of these sources could have a material adverse effect on the Company’s BUNAVAIL® business, which would affect the Company’s financial position and results of operations.

In addition, the Company utilizes only one contract manufacturer to create the BUNAVAIL® laminate and only one contract manufacturer to package the laminate into final product. Although the Company has long term supply agreements with these two vendors, any problems or regulatory issues at either of these vendors could create significant BUNAVAIL® supply delays. Payments to the Company’s two contract manufacturers represented over 90% of the Company’s total inventory on-hand for the year ended December 31, 2014. Amounts due to these vendors represented approximately 12.3% of total accounts payable as of December 31, 2014.

Key components used in the manufacture of ONSOLIS® are currently provided by a limited number of suppliers. This could result in the Company’s inability to timely obtain an adequate supply of required components and reduce control over pricing,

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

1.	Nature of business and summary of significant accounting policies:

quality and timely delivery. Also, if the supply of any components is interrupted, components from alternative suppliers may not be available in sufficient volumes within required time frames, if at all, to meet the Company’s obligations under certain supply agreements. This could delay timely commercialization efforts causing our obligations to not be fulfilled

The Company sells its products primarily to large national wholesalers, which in turn may resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, government agencies and other third parties. The following table lists the Company’s customers that individually comprise greater than 10% of total accounts receivable:

	December 31,
Customer	2014	2013
Customer A	28%	—
Customer B	24%	—
Customer C	20%	—
Customer D	14%	—
Customer E	—	100%

Total	86%	100%

Cash

The Company places cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $0.25 million for substantially all depository accounts. The Company may from time to time have amounts on deposit in excess of the insured limits. As of December 31, 2014, the Company had approximately $70.2 million, which exceeded these insured limits.

Accounts Receivable

The Company typically requires its customers to remit payments within the first 30 to 37 days, depending on the customer and the products purchased. In addition, the Company offers wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2%, but may be higher in some instances due to product launches or customer and/or industry expectations. Because the Company’s wholesale distributors typically take the prompt payment discount, the Company accrues 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of sale, and the Company applies earned discounts at the time of payment. The allowance for prompt payment discounts was $0.05 million and $0 as of December 31, 2014 and 2013, respectively.

The Company performs ongoing credit evaluations and does not require collateral. As appropriate, the Company establishes provisions for potential credit losses. In the opinion of management, no allowance for doubtful accounts was necessary as of December 31, 2014 or 2013. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write-offs during the years ending December 31, 2014, 2013, or 2012.

Inventory

Inventories are stated at the lower of cost or market value with costs determined for each batch under the first-in, first-out method and specifically allocated to remaining inventory. Inventory consists of raw materials, work in process and finished goods. Raw materials include API for a product to be manufactured, work in process includes the bulk inventory of laminate prior to being packaged for sale, and finished goods include pharmaceutical products ready for commercial sale.

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. There were no allowances recorded at December 31, 2014.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

1.	Nature of business and summary of significant accounting policies:

Inventory is composed of the following at December 31:

	2014	2013
Raw Materials & Supplies	544	—
Work-in-process	523	—
Finished Goods	761	—

Total Inventories	1,828	—

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation, which is computed on a straight-line basis over its estimated useful lives, generally 3 to ten years.

Due to the postponement of the U.S. re-launch of ONSOLIS® (note 6), related manufacturing equipment, net, totaling $2.4 million has been deemed idle. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has recorded an impairment of certain equipment during the year ended December 31, 2014 that cannot be used to manufacture BUNAVAIL®, totaling $0.3 million and is recorded as an impairment loss in other (expenses) income, net in the accompanying consolidated statements of operations. The remaining idle equipment is being re-tooled and prepared to manufacture BUNAVAIL® to meet product demand in 2015.

Intangibles and Goodwill

The Company reviews intangible assets with finite lives (“other intangible assets”) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its other intangible assets, or related group of assets where applicable, in measuring whether the assets to be held and used will be realizable. In the event of impairment, the Company would discount the future cash flows using its then estimated incremental borrowing rate to estimate the amount of the impairment.

There were no impairment charges recognized on finite lived intangibles in 2014, 2013 or 2012.

Intangible assets with finite useful lives are amortized over the estimated useful lives as follows:

Estimated Useful Lives
Licenses	14 years
U.S. Product rights	10-12 years
EU Product rights	11 years

Goodwill is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In the course of the evaluation of the potential impairment of Goodwill, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed. The quantitative impairment analysis involves a two-step process. Step one involves the comparison of the fair value of the reporting unit to which goodwill relates (the Company’s enterprise value) to the carrying value of the reporting unit. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value of the reporting unit, the Company determines the implied fair value of goodwill and records an impairment charge for any excess of the carrying value of goodwill over its implied fair value. There were no goodwill impairment charges in 2014, 2013 or 2012.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

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

The Company is also deferring its sales of BUNAVAIL® and recognizes these revenues as product is sold through to the end user based on prescriptions filled.

Revenue recognition

Net Product Sales

Product Sales- The Company recognizes revenue from its product sales upon transfer of title, which occurs when product is received by its customers. The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase. The Company is required to reasonably estimate the amount of future returns at the time of revenue recognition. The Company recognizes product sales net of estimated allowances for, rebates, price adjustments, chargebacks, and prompt payment and other discounts. When the Company cannot reasonably estimate the amount of future product returns, it defers revenues until the risk of product return has been substantially eliminated.

As of December 31, 2014 and 2013, the Company had $0.8 million and $0 million of deferred revenue related to sales to wholesalers for which future returns could not be reasonably estimated at the time of sale. Deferred revenue is recognized when the product is sold to the end user, based upon prescriptions filled. To estimate product sold to end users, the Company relies on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sales to customers. Deferred revenue is recorded net of estimated allowances for rebates, price adjustments, chargebacks, prompt payment and other discounts. Estimated allowances are recorded and classified as accrued expenses in the accompanying balance sheets as of December 31, 2014 (Note 3).

Product Returns- Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the products within an 18-month period that begins six months prior to and ends twelve months subsequent to expiration of the products. The Company does not believe it has sufficient experience with BUNAVAIL® to estimate its returns at time of exfactory sales. When the Company cannot reasonably estimate the amount of future product returns, it records revenues when the risk of product return has been substantially eliminated which is at the time the product is sold through to the end user.

Rebates- The liability for government program rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each program’s administrator.

Price Adjustments and Chargebacks- The Company’s estimates of price adjustments and chargebacks are based on its estimated mix of sales to various third-party payers, which are entitled either contractually or statutorily to discounts from the Company’s listed prices of its products. In the event that the sales mix to third-party payers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or chargebacks than it had estimated and such differences may be significant.

The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include certain product incentives to pharmacy customers and other sales stocking allowances. The Company has voucher programs for BUNAVAIL® whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the historical redemption rates for similar completed programs used by other pharmaceutical companies as reported to the Company by a third-party claims processing organization and actual redemption rates for the Company’s completed programs. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.

Prompt Payment Discounts- The Company typically offers its wholesale customers a prompt payment discount of 2% as an incentive to remit payments within the first 30 to 37 days after the invoice date depending on the customer and the products purchased.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

1.	Nature of business and summary of significant accounting policies (continued):

License and Development agreements

The Company periodically enters into license and development agreements to develop and commercialize its products. The arrangements typically are multi-deliverable arrangements that are funded through upfront payments, milestone payments and other forms of payment. The Company currently has multiple license and development agreements that are described in notes 6, 7 and 8. Depending on the nature of the contract these revenues are classified as research revenue, research and development reimbursements or contract revenue.

Deferred Cost of Sales

The Company defers its cost of sales in connection with BUNAVAIL® sales at time of exfactory sales. These costs are recognized when the product is sold through to the end user. At December 31, 2014, the Company has $0.7 million of deferred costs of sales which are included in other current assets in the accompanying balance sheet.

Cost of Sales

The cost of sales includes the direct costs attributable to the production of ONSOLIS® and BREAKYL™. It includes all costs related to creating the product at the Company’s contract manufacturing locations in the U.S. and Germany. The Company’s contract manufacturers bill the Company for the final product, which includes materials, direct labor costs, and certain overhead costs as outlined in applicable supply agreements. Cost of sales also includes royalty expenses that the Company owes to third parties.

For BUNAVAIL®, cost of sales includes raw materials, production costs at our two contract manufacturing sites, quality testing directly related to the product, and depreciation on equipment that we have purchased to produce BUNAVAIL®. It also includes any batches not meeting specifications and raw material yield loss. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized as actual product is sold through to the end user.

Research and Development Expenses

Research and development expenses consist of product development expenses incurred in identifying, developing and testing product candidates. Product development expenses consist primarily of labor, benefits and related employee expenses for personnel directly involved in product development activities; fees paid to professional service providers for monitoring and analyzing clinical trials; expenses incurred under joint development agreements; regulatory costs; costs of contract research and manufacturing of inventory used in testing and clinical trials; and the cost of facilities used by the Company’s product development personnel.

Product development expenses are expensed as incurred and reflect costs directly attributable to product candidates in development during the applicable period and to product candidates for which the Company has discontinued development. Additionally, product development expenses include the cost of qualifying new current Good Manufacturing Practice (“cGMP”) third-party manufacturers for the Company’s product candidates, including expenses associated with any related technology transfer. All indirect costs (such as salaries, benefits or other costs related to the Company’s accounting, legal, human resources, purchasing, information technology and other general corporate functions) associated with individual product candidates are included in general and administrative expenses.

Advertising

Advertising costs, which include promotional expenses and the cost of placebo samples, are expensed as incurred. Advertising expenses were $4.8 million, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses and totaled $0.06 million for the year ended December 31, 2014. There were no shipping costs for the years ended December 31, 2013 or 2012.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

1.	Nature of business and summary of significant accounting policies (continued):

Net (loss) income per common share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31:

	2014	2013	2012
	(U.S. dollars, in thousands, except share and per share amounts)
Basic:
Net (loss) income attributable to common stockholders	$(54,218)	$(57,394)	$1,652
Weighted average common shares outstanding	48,355,200	37,941,044	30,546,581

Basic earnings per common share	$(1.12)	$(1.51)	$0.05

Diluted:
Effect of dilutive securities:
Net (loss) income attributable to common stockholders	(54,218)	(57,394)	1,652
Adjustments to income for dilutive options and warrants	—	—	—

	(54,218)	(57,394)	1,652
Weighted average common shares outstanding	48,355,200	37,941,044	30,546,581
Effect of dilutive options and warrants	—	—	142,654

Diluted weighted average common shares outstanding	48,355,200	37,941,044	30,689,235

Diluted earnings per common share	$(1.12)	$(1.51)	$0.05

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. Common equivalent shares from stock options and warrants using the treasury stock method, are also included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the years ended December 31, 2014, 2013 and 2012, outstanding stock options and warrants totaling 3,196,384, 6,549,719 and 5,509,075, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods.

Stock-based compensation

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

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2014	2013	2012
Expected price volatility	73.00%-78.05%	77.59%-81.65%	81.96%-83.69%
Risk-free interest rate	1.58%-1.70%	0.70%-1.60%	0.62%-1.02%
Weighted average expected life in years	6 years	5-6 years	5-6 years
Dividend yield	—	—	—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

1.	Nature of business and summary of significant accounting policies (continued):

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

The Company estimates fair values of derivative financial instruments using the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fairly value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

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

2.	Liquidity:

At December 31, 2014, the Company had cash and cash equivalents of approximately $70.5 million. The Company used $28.8 million of cash from operations during the twelve months ended December 31, 2014 and had stockholders’ equity of $54.4 million, versus deficit of ($0.8) million at December 31, 2013. The Company has sufficient cash to manage the business into early 2016, although this assumes that the Company does not accelerate the development of other opportunities available to the Company, engage in an extraordinary transaction or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

2.	Liquidity (continued):

Additional capital may be required to support planned development of Clonidine Topical Gel, Buprenorphine Depot Injection, the Company’s commercialization activities for BUNAVAIL®, the reformulation project for and anticipated commercial relaunch of ONSOLIS® and general working capital. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

3.	Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of December 31:

	2014	2013
Accounts payable	$9,072	$7,277
Accrued price adjustments	1,094	—
Accrued rebates	231	—
Accrued chargebacks	14	—
Accrued compensation and benefits	945	853
Accrued royalties	770	375
Accrued other	2,303	1,911

Total accounts payable and accrued expenses	$14,429	$10,416

4.	Property and Equipment:

Property and equipment, summarized by major category, consist of the following as of December 31:

	2014	2013
Machinery & Equipment	$1,354	$272
Computer Equipment & Software	344	227
Office furniture & Equipment	110	110
Leasehold Improvements	9	9
Idle Equipment	3,758	4,144

Total	5,575	4,762

Less Accumulated Depreciations	(1,685)	(1,739)

Total property, plant & equipment, net	$3,890	$3,023

Depreciation expense for years ended December 31, 2014, 2013 and 2012 was approximately $0.1 million, $0.2 million and $0.5 million, respectively.

5.	Other Intangible Assets:

Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Weighted average Useful Life
Product Rights	$9,050	$(5,302)	$3,748	9.14
Licenses	1,900	(1,422)	478	1.66

Total Intangible Assets	$10,950	$(6,724)	$4,226	10.80

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

5.	Other Intangible Assets (continued):

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Weighted average Useful Life
Product Rights	$9,050	$(4,427)	$4,623	9.15
Licenses	1,900	(1,326)	574	1.62

Total Intangible Assets	$10,950	$(5,753)	$5,197	10.77

The Company incurred amortization expense on other intangible assets of approximately $1.0 million, $1.1 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated aggregate future amortization expenses for other intangible assets for each of the next five years and thereafter are as follows:

Years ending December 31,
2015	$970
2016	970
2017	925
2018	657
2019	657
Thereafter	47

$4,226

6.	License and Development Agreements:

The Company periodically enters into license and development agreements to develop and commercialize its products. The arrangements typically are multi-deliverable arrangements that are funded through upfront payments, milestone payments, royalties and other forms of payment to the Company. The Company’s most significant license and development agreements are as follows:

Meda License, Development and Supply Agreements

In August 2006 and September 2007, the Company entered into certain agreements with Meda AB (“Meda”), a Swedish company to develop and commercialize the Company’s ONSOLIS® product, a drug treatment for breakthrough cancer pain delivered utilizing the Company’s BEMA® technology. The agreements relate to the United States, Mexico and Canada (“Meda U.S. Agreements”) and to certain countries in Europe (“Meda EU Agreements”). They carry license terms that commenced on the date of first commercial sale in each respective territory and end on the earlier of the entrance of a generic product to the market or upon expiration of the patents, which begin to expire in 2020.

The Company determined that, upon inception of both the U.S. and EU Meda arrangements, all deliverables were considered one combined unit of accounting. As such, all cash payments from Meda that were related to these deliverables were initially recorded as deferred revenue. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were delivered to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue in fiscal year 2009. The first commercial sale in a European country occurred in October 2012. As a result, $17.5 million was recognized as revenue in fiscal year 2012. At December 31, 2014, there was remaining deferred revenue of $1.1million which was related to the Meda research and development services. As time progresses, the Company will continue to estimate the time required for ongoing obligations, and adjust the remaining deferred revenue accordingly on a quarterly basis.

The Company earns royalties based on a percentage of net sales revenue of the ONSOLIS® product. The Company earned $3.4 million, $1.8 million and $1.1 million in product royalty revenue for the years ended December 31, 2014, 2013 and 2012, respectively. The Company has incurred cost of sales of approximately $4.9 million, $2.1 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, which included minimum royalty expenses that the Company is obligated to pay CDC IV, LLC and NB Athyrium LLC (Note 14) regardless of actual sales.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

6.	License and Development Agreements (continued):

Meda License, Development and Supply Agreements (continued)

On March 12, 2012, the Company announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide Risk Evaluation and Mitigation Strategy (“REMS”) until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, raised by the FDA during an inspection of the Company’s North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (“Aveva”). While the appearance issues do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and its specification before it can be manufactured and distributed. The source of microcrystal formation and the potential for fading of ONSOLIS® was found to be specific to a buffer used in its formulation. The Company modified the formulation and as of the date of this report has 12 months of stability data on the reformulated product that shows no signs of microcrystal formation or color changes.

On January 27, 2015, the Company announced that it had entered into an assignment and revenue sharing agreement with Meda to return the marketing authorizations for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico, back to the Company. Once the NDA has been returned, the Company will have the right to work directly with the FDA and submit a prior approval supplement that responds to FDA questions and requests and will hopefully lead to the re-introduction of the product. FDA’s review of the application may take up to 6 months; therefore, it is possible to have a decision before the end of 2015.

ONSOLIS® is marketed in the E.U. as BREAKYL™. On May 21, 2012, the Company received a pre-launch milestone payment of $2.5 million from Meda in conjunction with the first country registration and pricing approval for BREAKYL™. A final milestone payment related to the E.U. of $2.5 million was paid at the time of commercial launch, which occurred in October 2012. Both amounts were recognized as revenue in fiscal year 2012.

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

Endo License and Development Agreement

In January 2012, the Company entered into a License and Development Agreement with Endo Health Solutions, Inc. (“Endo”) pursuant to which the Company granted Endo an exclusive commercial world-wide license to develop, manufacture, market and sell the Company’s BELBUCA™ product and to complete U.S. development of such product candidate for purposes of seeking FDA approval (the “Endo Agreement”).

Pursuant to the Endo Agreement, Endo has obtained all rights necessary to complete the clinical and commercial development of BELBUCA™ and to sell the product worldwide. Although Endo has obtained all such necessary rights, the Company has agreed under the Endo Agreement to be responsible for the completion of certain clinical trials regarding BELBUCA™ (and providing clinical trial materials for such trials) necessary to submit a New Drug Application (“NDA”) to the FDA in order to obtain approval of BELBUCA™ in the U.S.). The Company is responsible for development activities through the filing of the NDA in the U.S., while Endo is responsible for the development following the NDA submission as well as the manufacturing, distribution, marketing and sales of BELBUCA™ on a worldwide basis. In addition, Endo is responsible for all filings required in order to obtain regulatory approval of BELBUCA™.

Pursuant to the Endo Agreement, the Company has received (or is expected to receive upon satisfaction of applicable conditions) the following payments (some portion(s) of which will be utilized by the Company to support its development obligations under the Endo Agreement with respect to BELBUCA™):

•	$30 million non-refundable upfront license fee (earned in January 2012);

•	$15 million for enhancement of intellectual property rights (earned in May 2012);

•	$20 million for full enrollment in two clinical trials ($10 million earned in January 2014 and $10 million earned in June 2014);

•	$10 million upon FDA acceptance of filing NDA (earned in February 2015);

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

6.	License and Development Agreements (continued):

Endo License and Development Agreement (continued)

•	$50 million upon regulatory approval;

•	up to an aggregate of $55 million based on the achievement of four separate post-approval sales thresholds; and

•	sales-based royalties in a particular percentage range on U.S. sales of BELBUCA™, and royalties in a lesser range on sales outside the United States, subject to certain restrictions and adjustments.

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

At the inception of the Endo arrangement, the Company determined that the Endo Agreement is a multi-deliverable arrangement with three deliverables: (1) the license rights related to BELBUCA™, (2) services related to obtaining enhanced intellectual property rights through the issuance of a particular patent and (3) clinical development services. The Company concluded that the license delivered to Endo at the inception of the Endo Agreement has stand-alone value. It was also determined that there was a fourth deliverable, the provision of clinical trial material (“CTM”). The amounts involved are, however, immaterial and delivered in essentially the same time frame as the clinical development services. Accordingly, the Company did not separately account for the CTM deliverable, but considers it part of the clinical development services deliverable.

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

Based on this analysis, $15.6 million of the up-front license fee was allocated to the license (which was estimated to have a value significantly in excess of $30 million), and $14.4 million to clinical development services (which is inclusive of the cost of CTM). Although the intellectual property component was considered a separate deliverable, no distinct amount of the up-front payment was assigned to this deliverable because the Company determined the deliverable to be perfunctory. The amount allocated to the license was recognized as revenue in fiscal year 2012. The portion of the upfront license fee allocated to the clinical development services deliverable of $14.4 million is being recognized as those services are performed. The Company estimates that such clinical development services will extend into the first half of 2015. Based on the estimated proportion of those services performed, $2.5 million, $6.3 million and $5.2 million was recognized as contract revenue in fiscal years, 2014, 2013 and 2012, respectively, in the accompanying condensed consolidated statements of operations As a result, $0.4 million remains deferred at December 31, 2014.

The Company concluded that each of the performance based milestones are substantive and, therefore, revenue has and will be recognized when milestones are earned.

The term of the Endo Agreement shall last, on a country-by-country basis, until the later of: (i) 10 years from the date of the first commercial sale of BELBUCA™ in a particular country or (ii) the date on which the last valid claim of the Company’s patents covering BELBUCA™ in a particular country has expired or been invalidated. The Endo Agreement shall be subject to termination by Endo, at any time, upon a specific timeframe of prior written notice to the Company and under certain other conditions by either party as specified in the Endo Agreement.

On February 16, 2012, the Company announced that the U.S. Patent and Trademark Office issued a Notice of Allowance regarding its patent application (No. 13/184306), which patent will extend the exclusivity of the BEMA® drug delivery technology for the Company’s BELBUCA™ and BUNAVAIL® product candidates from 2020 to 2027. On April 17, 2012, the Company announced that this patent was granted. As a result, pursuant to the Endo Agreement, the Company received a

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

6.	License and Development Agreements (continued):

Endo License and Development Agreement (continued)

milestone payment from Endo in the amount of $15 million in May 2012. As discussed above, this milestone had been evaluated to be a substantive milestone, and therefore was recognized as revenue when the milestone was earned in fiscal year 2012.

On January 23, 2014, the Company announced positive top-line results from its pivotal Phase 3 efficacy study of BELBUCA™ in opioid-“naive” subjects. The locking of the database for the opioid naive study has triggered a $10 million milestone payment from Endo per the Company’s licensing agreement. Such payment was received during February 2014 and has been recorded as contract revenue in the accompanying consolidated statement of operations for the year ended December 31, 2014.

On June 25, 2014, the database for the pivotal Phase 3 efficacy study of BELBUCA™ in opioid-experienced patients was locked. The locking of the database triggered a $10 million milestone payment from Endo, which was received July 2014 and has been recorded as contract revenue in the accompanying consolidated balance sheet and statement of operations for the year ended December 31, 2014.

On December 23, 2014, Endo and the Company announced the submission of a NDA for BELBUCA™ to the FDA, which was accepted February 23, 2015. BELBUCA™ is under development for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

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

Beginning in March 2014, total reimbursable contractor costs exceeded a set threshold, at which point all such expenses are to be borne at a rate of 50% by Endo and 50% by the Company. Endo has continued to reimburse the Company for 100% of such costs, with 50% thereof to be taken as a credit against potential future milestones associated with achievement of certain regulatory events. During the year ended December 31, 2014, the Company received $5.4 million of such prepayments, which have been recorded as deferred revenue, current in the accompanying consolidated balance sheet. During the year ended December 31, 2014, the Company recognized $12.7 million of reimbursable expenses related to its Endo agreement, which is recorded as research and development reimbursement revenue on the accompanying consolidated statements of operations.

7.	License Obligations:

Arcion License Agreement

On March 26, 2013, the Company entered into a license agreement with Arcion Therapeutics, Inc. (the “Arcion Agreement”) pursuant to which Arcion granted to the Company an exclusive commercial world-wide license, with rights of sublicense, under certain patent and other intellectual property rights related to in-process research and development to develop, manufacture, market, and sell gel products containing clonidine (or a derivative thereof) for the treatment of painful diabetic neuropathy (“PDN”) and other indications (the “Arcion Products”).

Pursuant to the Arcion Agreement, the Company is responsible for using commercially reasonable efforts to develop and commercialize Arcion Products, including the use of such efforts to conduct certain clinical trials within certain time frames.

Upon execution of the Arcion Agreement, the Company issued to Arcion 500,516 unregistered shares of Common Stock with a fair market value of $2.1 million, which shares were subject to a nine month lock-up and certain limitations on sales thereafter.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

7.	License Obligations (continued):

Arcion License Agreement (continued)

The issuance of such shares (delivered April 2013) was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. In addition, the Company is required to make the following payments to Arcion:

•	$2.5 million upon filing and acceptance by the FDA of an NDA with respect to an Arcion Product payable, at the Company’s option, in cash or unregistered shares of Common Stock (with such shares also being subject to a nine month lock-up and certain limitations on sale thereafter); and

•	up to a potential $60 million in cash payments upon achieving certain pre-determined sales thresholds in the U.S., none of which occur prior toachieving at least $200 million in U.S. net sales.

In addition, the Company shall pay Arcion $35 million in cash on initial FDA approval of an Arcion Product, unless: (i) the Company does not receive at least $70 million in FDA approval-related milestone payments from its US sublicensees (if any sublicenses are involved) with respect to the Arcion Product, in which case the Company shall pay Arcion a prorated amount between $17.5 million and $35 million based on the total amount of such milestone payments received by the Company and its affiliates from its sublicenses (if any sublicenses are involved); or (ii) the FDA requires or recommends the performance of a capsaicin challenge test (to see if C-fiber function is present in the skin by determining if subjects experience pain, and to determine pain intensity if present) as a precondition or precursor to the prescribing of the Arcion Product (as a condition of approval, a labeling requirement, or otherwise), in which case such milestone shall be reduced to $17.5 million, but the first and second sales threshold payments described above shall each be increased by $8 million.

All milestone payments due to Arcion under the Arcion Agreement are payable only once each.

In addition to the milestones set forth above, the Company will pay royalties to Arcion based upon sales of Arcion Products by the Company, its affiliate and sub-licensees (if any), all as defined in the Arcion Agreement.

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

In conjunction with this transaction, the March 2013 payment to Arcion of $2.1 million in unregistered Common Stock was for in-process research and development and has been recorded as research and development expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

On December 8, 2014, the Company announced that it had completed the randomization of all patients in its ongoing initial pivotal Phase 3 clinical trial for Clonidine Topical Gel for the treatment of PDN. The Company anticipates that topline results of the study will be available by the end of March 2015.

Evonik definitive Development and Exclusive License Option Agreement:

On October 27, 2014, the Company entered into a definitive Development and Exclusive License Option Agreement (the “Development Agreement”) with Evonik Corporation, (“Evonik”) to develop and commercialize an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence (the “Product”). Under the Development Agreement, the Company also has the right to pursue development of the Product for pain management.

Under the Development Agreement, Evonik has also granted to the Company two exclusive options to acquire exclusive worldwide licenses, with rights of sublicense, to certain patents and other intellectual property rights of Evonik to develop and commercialize certain products containing buprenorphine. If such options are exercised, such licenses would be memorialized in the License Agreement (as defined below).

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

7.	License Obligations (continued):

Evonik definitive Development and Exclusive License Option Agreement (continued):

Pursuant to the Development Agreement, Evonik is responsible for using commercially reasonable efforts to develop a formulation for the Product in accordance with a work plan mutually agreed upon by the parties (the “Project”). Should the Project proceed past the Product formulation stage, Evonik also has the right to manufacture clinical and commercial supplies of Product, such manufacturing arrangement to be negotiated by the Parties in good faith in a formal License and Supply Agreement(s) (the “License Agreement”), with such License Agreement covering Evonik’s intellectual property rights to be entered into between the parties if certain conditions are met and terms are mutually agreed upon.

Upon execution of the Development Agreement and the delivery by Evonik to the Company of certain data and results achieved by Evonik from prior work performed by Evonik relating to the Product, the Company is obligated to pay to Evonik an initial, non-refundable, non-creditable, one-time payment as well as development service fees for work to be completed, together totaling up to $2.16 million. During the year ended December 31, 2014, the Company has paid Evonik $0.4 million for certain data received, which payment is recorded in research and development expenses in the accompanying 2014 statement of operations.

Should Evonik and Company enter into the License Agreement following the attainment of a Phase 1 ready formulation for one or both of the opioid dependence or pain management indications, Company would pay Evonik certain non-refundable, non-creditable one-time payments in conjunction with certain future regulatory filings and approvals and royalties on net sales of Product.

The Development Agreement contains customary termination provisions, and the Company may additionally terminate the Development Agreement at any time after the completion of certain enumerated tasks as provided in the Development Agreement, for any reason or no reason, by providing written notice of termination to Evonik. Upon termination of the Development Agreement, Evonik will be paid any amounts owed to Evonik in accordance with the Estimated Budget for work that has been performed under the Development Agreement through the effective date of termination, including any reasonable, documented, non-cancelable third party costs and any reasonable, documented wind-down costs reasonably incurred by Evonik in connection with the Project. Should Company terminate for reasons other than for a material, uncured breach by Evonik or Evonik’s bankruptcy, Evonik shall have the right to use any and all data and intellectual property generated under the Project for any purpose.

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

TTY License and Supply Agreement

On October 7, 2010, the Company announced a license and supply agreement with TTY Biopharm Co., Ltd. (“TTY”) for the exclusive rights to develop and commercialize BEMA® Fentanyl in the Republic of China, Taiwan. The agreement results in potential milestone payments to the Company of up to $1.3 million, which include an upfront payment of $0.3 million that was received in 2010. In addition, the Company will receive an ongoing royalty based on net sales. TTY will be responsible for the regulatory filing of BEMA® Fentanyl in Taiwan as well as future commercialization in that territory. The term of the agreement with TTY is for the period from October 4, 2010 until the date fifteen years after first commercial sale unless the agreement is extended in writing or earlier terminated as provided for in the agreement.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

8.	Other license agreements and acquired product rights (continued):

TTY License and Supply Agreement (continued)

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

9.	Note Payable:

On July 5, 2013, the Company entered into a $20 million secured loan facility (the “Loan” or “Credit Agreement”) with MidCap Financial SBIC, LP (“MidCap”). The Company received net proceeds in the aggregate amount of $19.8 million and has and will use the Loan proceeds for general corporate purposes or other activities of the Company permitted under the Credit Agreement.

In addition, the Company issued a warrant to MidCap (the “MidCap Warrant”) to purchase 357,356 unregistered shares of Common Stock, which warrant has an exercise price of $4.20 per share, the 20-day volume-weighted average share price of the Common Stock prior to the closing of the Loan. The MidCap Warrant is exercisable for a term of five years and contains cashless exercise provisions and customary, anti-dilution protection provisions. The proceeds of the Loan were allocated to the note payable and Midcap warrant (which qualified for equity accounting) based on their relative fair values, as follows:

Note payable	$19,014
MidCap warrant	986

Total proceeds	$20,000

The resulting debt discount is being amortized to interest expense over the 3 year life of the loan.

The fair value of the warrant was determined based upon the Black-Scholes valuation model using the following key assumptions:

Market price of stock	$4.41
Term of warrant	5 years
Volatility	81.05%
Risk free interest rate	2.9%

The Loan has a term of 36 months with interest only payments until February 1, 2014. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at December 31, 2014 and December 31, 2013). The Company paid to MidCap a closing fee of

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

9.	Note Payable (continued):

0.5% of the aggregate Loan amount. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 3.5% of the aggregate Loan amount. The 3.5% exit fee has been recorded as deferred loan costs, the current portion of which is included in prepaid expenses and other current assets and the long-term portion in other assets. The liability associated with the exit fee has been recorded in other long-term liability in the accompanying condensed consolidated balance sheets. The deferred loan costs associated with this exit fee are amortized to interest expense over the three year life of the loan. In addition, the Company may prepay all or any portion of the Loan at any time subject to a prepayment premium of 3% of the Loan amount prepaid in each year thereafter the first year.

The obligations of the Company under the Credit Agreement are secured by a first priority lien in favor of MidCap on substantially all of the Company’s existing and subsequently acquired assets, but excluding certain intellectual property and general intangible assets (but not any proceeds thereof). The obligations of the Company under the Loan Agreement are also secured by a first priority lien on the equity interests in the Company’s subsidiaries.

The Company is subject to affirmative covenants including, but not limited to, the obligations to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly and annual financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect their intellectual property and (vii) generally protect the collateral granted to MidCap.

The Company is also subject to negative covenants including, but not limited to, that without the prior consent of Midcap, they may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) incur additional indebtedness, (iii) dispose of any property, (iv) amend material agreements or organizational documents, (v) change their jurisdictions of organization or their organizational structures or types, (vi) declare or pay dividends (other than dividends payable solely in Common Stock), (vii) make certain investments or acquisitions, or (viii) enter into certain transactions with affiliates, in each case subject to certain exceptions provided for in the Credit Agreement, including exceptions that allow the Company to acquire additional products and to enter into licenses and similar agreements provided certain conditions are met.

The balance of the Loan as of December 31, 2014 is $12.2 million, and is recorded in the accompanying consolidated balance sheet, net of unamortized discount of $0.5 million.

The following table represents future maturities of the MidCap obligation as of December 31, 2014:

2015	$8,000
2016	4,667

Total maturities	12,667
Unamortized discount	(494)

Total Midcap obligation	$12,173

10.	Derivative Financial Instruments:

The following tabular presentation reflects the components of derivative financial instruments as of December 31:

	2014	2013	2012
Derivative (loss) gain in the accompanying statements of operations is related to the individual derivatives as follows:

Free standing warrants assets, related party	—	$(51)	$(338)
Free standing warrants liabilities	(13,167)	172	(5,256)

	$(13,167)	$121	$(5,594)

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

10.	Derivative Financial Instruments (continued):

The following table summarizes the only liability measured at fair value on a recurring basis at December 31:

	2014				2013
Fair Value Measurements Using:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$—	$—	$—	$4,315	$—	$4,315

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant observable inputs (Level 2). The table reflects net gains and losses for all financial assets and liabilities categorized as Level 2.

Fair Value Measurements Using Significant Observable Inputs (Level 2)

	Value of Warrants	Number of Warrants
Assets:
Warrant asset as of January 1, 2013	$50	2,000,000
Decrease due to exercise of warrants	(50)	(2,000,000)

Warrant asset as of December 31, 2013	$—	—

Change in fair value of warrants	—	—

Warrant asset as of December 31, 2014	$—	—

Liabilities:
Warrant liability as of January 1, 2013	$4,498	2,009,437
Decrease due to exercise of warrants	(11)	(10,000)
Increase in fair value of warrants	(172)	—

Warrant liability as of December 31, 2013	$4,315	1,999,437

Decrease due to exercise of warrants	(17,482)	(1,999,153)
Increase in fair value of warrants	13,167	—

Warrant liability as of December 31, 2014	$—	284

11.	Income taxes:

The Company had income tax expense in 2012 of $0.1 million but did not record income tax expense in 2014 or 2013 as it had incurred net operating losses. The Company has recognized valuation allowances for all deferred tax assets for years ending 2014, 2013 and 2012. Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	2014	2013	2012
Federal statutory income tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	3.45	3.45	3.45
Permanent differences-derivative loss (gain)	(9.10)	0.11	110.51
Permanent differences-other	2.24	(1.07)	44.12
Research and development (“R&D”) credit	2.73	4.91	(129.12)
Other	0.61	0.64	(30.89)
Decrease in valuation allowance	(33.93)	(42.04)	(24.82)

	0.00%	0.00%	7.25%

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

11.	Income taxes (continued):

The tax effects of temporary differences and net operating losses that give rise to significant components of deferred tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2014	2013
Deferred revenue	$315	$1,576
Basis difference in equipment	(975)	(890)
Basis difference in intangibles	1,102	(502)
Accrued liabilities and other	360	418
R&D credit	11,316	10,366
Stock options	462	2,200
Net operating loss carry-forward	59,481	40,495

	72,061	53,663

Less: valuation allowance	(72,061)	(53,663)

	$—	$—

In accordance with GAAP, the Company is required that any deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, the Company recorded a valuation allowance with respect to all of the Company’s deferred tax assets.

The Company has a federal net operating loss carry forward (“NOLs”) of approximately $159 million as of December 31, 2014. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to May 16, 2006 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $1.5 million per year. The Company’s State NOLS are approximately $143 million as of December 31, 2014. These loss carryforwards expire principally beginning in 2020 through 2034 for federal and 2029 for state purposes.

12.	Stockholders’ equity:

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

Concurrent with the filing of such registration statement, the Company established an “at-the-market” offering program utilizing the universal shelf registration for up to $15 million of Common Stock. In January 2014, the Company sold 658,489 shares of Common Stock under such offering program for approximate net proceeds of $3.9 million. In September and October 2014, the Company sold 529,010 and 116,911 shares of Common Stock, respectively, under such offering program for approximate net proceeds of $8.7 million and $1.9 million, respectively.

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

During the year ended December 31, 2014, Company employees, directors and affiliates exercised approximately 1.3 million stock options, with net proceeds to the Company of approximately $4.6 million.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

12.	Stockholders’ equity (continued):

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

During the year ended December 31, 2014, 570,300 shares of Series A Preferred were converted to equal shares of the Company’s common stock. At December 31, 2014, 2,139,000 shares of Series A Preferred were outstanding and 2,290,700 shares of “blank check” preferred stock remain authorized but undesignated.

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to our board of directors and members of senior management and issued pursuant to the Company’s 2011 Equity Incentive Plan, as amended.

During the year ended December 31, 2012, a total of 57,500 RSUs were granted to members of the Company’s board of directors, which RSUs fully vested September 14, 2012. The expense related to the issuance of these RSUs was approximately $0.3 million in 2012 and was recorded in general and administrative expense in the consolidated statement of operations.

During the year ended December 31, 2013, a total of 1,078,336 RSUs with a fair market value of approximately $4.5 million were granted to members of the Company’s senior management. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs vest in equal installments over three years. This grant was in lieu of the 2012 annual option grant typically given to senior management in order to bring the percentage ownership of senior management in line with the senior management of companies in the Company’s peer group.

In June 2013, the Company issued 3,125 RSUs with a fair value of $0.01 million to a new board member, which vested immediately. The Company also issued in August 2013, a total of 118,853 RSUs to board members with a fair value of approximately $0.6 million, of which 63,853 RSUs vested immediately and the remaining 55,000 vested in August 2014.

During the year ended December 31, 2014, a total of 995,619 RSUs were granted to members of the Company’s senior management, with a fair market value of approximately $8.8 million. These RSUs vest in equal installments over three years.

During the year ended December 31, 2014, a total of 110,000 RSUs were granted to members of the Company’s board of directors, with a fair market value of approximately $1.5 million. These RSUs vest one half immediately and the remaining half in one year. Additionally, there were 15,000 RSUs granted to two new board members, with a market value of approximately $0.2 million. These RSUs vest in 2015.

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

The term of the LTIP began with the Company’s fiscal year ended December 31, 2012 and lasts through the fiscal year ended December 31, 2019. The total number of Performance RSUs covered by the LTIP is 1,078,000, of which 978,000 were awarded in 2012 (with 100,000 Performance RSUs being reserved for future hires). The Performance RSUs under the LTIP did not vest upon granting, but instead are subject to potential vesting each year over the 8 year term of the LTIP depending on the achievement of pre-defined revenue amounts by the Company, as reported in its Annual Report on Form 10-K. During the years ended December 31, 2014 and 2013, a total of 4,447 and 8,986 RSUs vested, respectively, subject to performance criteria.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

12.	Stockholders’ equity (continued):

Stock options

The Company has a 2011 Equity Incentive Plan. During the 2014 Annual Meeting of Stockholders (the “Annual Meeting”), stockholders approved an amendment to the Company’s 2011 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan by 2,000,000 shares from 6,800,000 to 8,800,000.

An additional 2,073,039 shares of Common Stock underlying options previously granted under the Company’s Amended and Restated 2001 Incentive Plan remain outstanding and exercisable. The Company’s Amended and Restated 2001 Incentive Plan expired in July 2011 and no new securities may be issued thereunder. Options may be awarded during the ten-year term of the 2011 Equity Incentive Plan to Company employees, directors, consultants, sales force and other affiliates.

Stock option activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2012	4,553,251	$3.66
Granted in 2012:
Officers and Directors	281,174	$2.36
Others	485,540	2.80
Exercised	(789,305)	2.60
Forfeitures	(250,741)	3.26

Outstanding at December 31, 2012	4,279,919	$3.70	$4,572

Granted in 2013:
Officers and Directors	55,659	$5.39
Others	223,135	4.47
Exercised	(115,667)	3.25
Forfeitures	(250,119)	2.89

Outstanding at December 31, 2013	4,192,927	$3.82	$9,146

Granted in 2014:
Officers and Directors	—	$—
Others	420,480	13.86
Exercised	(1,332,563)	3.48
Forfeitures	(84,744)	5.26

Outstanding at December 31, 2014	3,196,100	$4.32	$22,881

Options outstanding at December 31, 2014 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	2,003,639	4.91	$3.07
$5.01 – 10.00	881,666	3.62	$6.40
$10.01 – 15.00	28,102	9.63	$12.65
$15.01 – 20.00	282,693	9.83	$16.41

	3,196,100			$22,881

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

12.	Stockholders’ equity (continued):

Options exercisable at December 31, 2014 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	1,782,000	4.55	$3.01
$5.01 – 10.00	758,553	2.74	$6.32

	2,540,553			$20,371

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $7.18, $3.28 and $1.97, respectively. There were no options granted during the years ended December 31, 2014, 2013 or 2012 whose exercise price was lower than the estimated market price of the stock at the grant date.

Nonvested stock options as of December 31, 2014, and changes during the year then ended, are as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Nonvested at January 1, 2014	614,468
Granted	420,480
Vested	(301,472)
Forfeited	(77,929)

Nonvested at December 31, 2014	655,547	$5.48	$2,510

As of December 31, 2014, there was approximately $13.95 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed over the next five years.

Warrant:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

Warrants outstanding and exercisable at December 31, 2014 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 – 5.00	284	0.31	$3.12	$3

The Company issued warrants to purchase 357,356 shares of Common Stock at a price of $4.20 in connection with a loan financing in July 2013 (note 9). The warrants had a fair value of approximately $1 million at the date of the grant. These warrants were exercised during 2014 and are no longer outstanding.

Reclassification of derivative liability to equity

During the year ended December 31, 2014, warrants by various investors were exercised to purchase 2,217,520 shares of Common Stock at prices ranging from $3.12 to $5.00 per share. Until the time of exercise, 1,999,153 of the aforementioned warrants were treated as a derivative liability. Upon exercise of the warrants, these amounts were reclassified to equity based on the fair value on the date of exercise.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

12.	Stockholders’ equity (continued):

Recovery of Stockholder Short Swing Profit

In February 2014, three executive officers of the Company paid a total of approximately $0.08 million to the Company, representing the disgorgement of short swing profits under Section 16(b) under the Exchange Act. The amount was recorded as additional paid-in capital.

13.	Retirement plan:

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 90% of their eligible earnings, as limited by law. The Company makes a matching contribution equal to 100% on the first 5% of participant contributions to the plan. The Company made contributions of approximately $0.2 million in both 2014 and 2013 and $0.1 million in 2012.

14.	Commitments and contingencies:

Operating leases

Since November 2007, the Company has leased space for their corporate offices. Lease expense for the corporate office was $0.1 million for each of the years ended December 31, 2014, 2013 and 2012, respectively. The Company leased new space for their corporate offices, which begins March 2015 for 89 months.

The future minimum commitment on the new operating lease at December 31, 2014 is as follows:

Years ending December 31,
2015	$301
2016	325
2017	325
2018	325
2019	325
Thereafter	839

$2,440

Indemnifications

The Company’s directors and officers are indemnified against costs and expenses related to stockholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. No events have occurred as of December 31, 2014 which would trigger any liability under the agreement.

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

In September 2007, in connection with CDC’s consent to the North American Meda transaction, the Company, among other transactions with CDC, granted CDC a 1% royalty on sales of the next BEMA® product, which will be BUNAVAIL®. CDC’s right to the royalty shall immediately terminate at any time if annual net sales of BUNAVAIL® equal less than $7.5 million in any calendar year following the third anniversary of initial launch of the product and CDC receives $18,750 in three (3) consecutive quarters as payment for CDC’s one percent (1%) royalty during such calendar year

The Company expects to record such royalties as costs of sales occur.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

14.	Commitments and contingencies (continued):

Litigation Related To ONSOLIS®

On November 2, 2010, MonoSol filed an action against the Company and its commercial partners for ONSOLIS® in the Federal District Court of New Jersey (“DNJ”) for alleged patent infringement and false marking. The Company was formally served in this matter on January 19, 2011. MonoSol claims that its manufacturing process for ONSOLIS®, which has never been disclosed publicly and which the Company’s and its partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588) (the “’588 Patent”). Of note, the BEMA® technology itself is not at issue in the case, nor is BELBUCA™ or BUNAVAIL®, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol is seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

The Company strongly refutes as without merit MonoSol’s assertion of patent infringement, which relates to its confidential, proprietary manufacturing process for ONSOLIS®. On February 23, 2011, the Company filed its initial answer in this case. In the Company’s answer, the Company stated its position that its products, methods and/or components do not infringe MonoSol’s ’588 Patent because they do not meet the limitations of any valid claim of such patent. Moreover, in the Company answer, the Company stated its position that MonoSol’s ’588 Patent is actually invalid and unenforceable for failure to comply with one or more of the requirements of applicable U.S. patent law.

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

In February and March 2012, respectively, the USPTO granted the requests for reexamination the Company filed with respect to MonoSol’s ’292 and ’891 Patents. In its initial office action in each, the USPTO rejected every claim in each patent. Based on the action of the USPTO on these three patent reexaminations, the court in the Company’s case with MonoSol conducted a status conference on March 7, 2012, at which it granted the Company’s motion to stay the case pending final outcome of the reexamination proceedings in the USPTO.

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

Inter partes reviews, a new USPTO process to review the patentability of one or more claims of patents, was enacted in September, 2012. As such, on June 12, 2013, despite the Company’s previously noted success in the prior ex parte reexaminations for the ’292 and ’891 Patents, the Company availed itself of this new process and filed requests for inter partes reviews on the narrowed yet reexamined patents, the ’292C1 and ’891C1 Patents, to challenge its validity and continue to strengthen the Company’s position. This inter partes review process allows the Company to actively participate in the reviews

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

14.	Commitments and contingencies (continued):

and address any of MonoSol’s arguments and representations made during the review process, which heightens the Company’s ability to invalidate these patents. On November 13, 2013, the USPTO decided not to institute the two inter partes reviews for the ’891C1 and ’292C1 Patents. The USPTO’s decision was purely on statutory grounds and based on a technicality (in that the IPRs were not filed within what the UPSTO determined to be the statutory period) rather than substantive grounds. Thus, even though the inter partes reviews were not instituted, the USPTO decision preserves the Company’s right to raise the same arguments at a later time (e.g., during litigation). Regardless, the Company’s assertion that its products and technologies do not infringe the original ’292 and ’891 Patents and, now, the reexamined ’891C1 and ’292C1 Patents remains the same.

Importantly, in the case of MonoSol’s ’588 Patent, at the conclusion of the reexamination proceedings (and its appeals process), on April 17, 2014, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued a Decision on Appeal affirming the Examiner’s rejection (and confirming the invalidity) of all the claims of the ’588 Patent. MonoSol did not request a rehearing by the May 17, 2014 due date for making such a request and did not further appeal the Decision to the Federal Court of Appeals by the June 17, 2014 due date for making such an appeal. Subsequently, on August 5, 2014, the USPTO issued a Certificate of Reexamination cancelling the ‘588 Patent claims.

Based on the Company’s original assertion that its proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the USPTO, the Company remains very confident in its original stated position regarding this matter. Thus far, the Company has proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant the Company’s request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. In doing so, the Judge denied MonoSol’s request for full litigation proceedings (including, for example, discovery, depositions, etc.). The Company is required to file its motion for summary judgment by March 13, 2015 and based upon the expedited schedule, the Court could issue a decision on the Company’s summary judgment motion by the beginning of April, 2015 on the pleadings alone or if an oral hearing is scheduled, soon thereafter. Based upon the outcome from reexaminations and the Court’s grant of the Company’s request for the proceedings to move directly to a motion for summary judgment, the Company believes it will prevail and the case will be dismissed. However, if this does not occur and the case proceeds to trial, the Company will continue to defend this case vigorously and seek a dismissal at trial. Ultimately, whether now with the motion for summary judgment proceedings or later with trial proceedings, the Company anticipates that MonoSol’s claims against them will be rejected.

Litigation Related To BUNAVAIL®

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol (collectively, the “RB Plaintiffs”) filed an action against the Company relating to its BUNAVAIL® product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL® is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL®, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832) (the “’832 Patent”).

On May 21, 2014, the Court granted the Company‘s motion to dismiss. In doing so, the Court dismissed the case in its entirety. The RB Plaintiffs did not appeal the Court Decision by the June 21, 2014 due date and therefore, the dismissal will stand and the RB Plaintiffs lose the ability to challenge the Court Decision in the future. The possibility exists, however, that the RB Plaintiffs could file another suit alleging infringement of the ‘832 Patent. If this occurs, based on the Company’s original position that its BUNAVAIL® product does not infringe the ‘832 Patent, the Company would defend the case vigorously (as the Company has done so previously), and the Company anticipates that such claims against them ultimately would be rejected.

On September 20, 2014, based upon the Company’s position and belief that its BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, the Company proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North Carolina, requesting the Court to make a determination that our BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and all challenged claims were rejected for both anticipation and obviousness. For the ‘080 Patent, all claims remain

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

14.	Commitments and contingencies (continued):

rejected in an inter partes reexamination and the reexamination is currently in the appeals process, with the oral hearing scheduled for November 5, 2014, and the Company is currently awaiting a decision from the PTAB . For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, the Company believes these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, the Company filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, the Company also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and its commercial partner) relating to the Company’s BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent (U.S. Patent No. 8,765,167) (‘167 Patent). As with prior actions by the RB Plaintiffs, the Company believes this is another anticompetitive attempt by the RB Plaintiffs to distract the Company’s efforts from commercializing BUNAVAIL®. The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. In this regard, on October 28, 2014, the Company filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. On December 12, 2014, the Company filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against the Company‘s commercial partner. An oral hearing on these motions was set for March 2, 2015, however, the Court has decided to move forward without an oral hearing and the Company is awaiting their decision. The Court can still ultimately decide to hold an oral hearing later.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS IN THOUSANDS)

SELECTED QUARTERLY RESULTS (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$20,690	$13,885	$1,822	$2,547
Gross profit	19,964	13,198	1,359	(516)
Income (loss) from operations	713	(2,041)	(19,059)	(18,353)
Net loss	(4,644)	(6,671)	(25,256)	(17,647)
Basic loss per share	(0.11)	(0.14)	(0.51)	(0.36)
Diluted loss per share	(0.11)	(0.14)	(0.51)	(0.36)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$1,622	$2,764	$2,997	$3,973
Gross profit	1,247	2,074	2,354	3,599
Loss from operations	(13,712)	(13,808)	(17,083)	(11,799)
Net loss	(12,723)	(13,415)	(18,486)	(12,770)
Basic loss per share	(0.34)	(0.35)	(0.49)	(0.33)
Diluted loss per share	(0.34)	(0.35)	(0.49)	(0.33)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BioDelivery Sciences International, Inc.

Under date of March 16, 2015, we reported on the consolidated balance sheets of BioDelivery Sciences International Inc., and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2014, which are included in BioDelivery Sciences International Inc.’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II – Valuation and Qualifying Accounts and Reserves in BioDelivery Sciences International Inc.’s Annual Report on Form 10-K. This financial statement schedule is the responsibility of BioDelivery Sciences International Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, Schedule II - Valuation and Qualifying Accounts and Reserves, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 16, 2015

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at the end of the period
	(In thousands)
Description
Valuation allowance for deferred tax assets
Year ended December 31, 2014:	$53,660	$—	$18,350	$—	$72,010
Year ended December 31, 2013:	$29,580	$—	$24,080	$—	$53,660
Year ended December 31, 2012:	$30,130	$—	$(550)	$—	$29,580

Allowance for rebates
Year ended December 31, 2014:	$—	$—	$230	$—	$230

Allowance for price adjustments and chargebacks
Year ended December 31, 2014:	$—	$—	$1,540	$(430)	$1,110

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: March 16, 2015	By:	/S/ MARK A. SIRGO
	Name:	Mark A. Sirgo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ernest R. De Paolantonio
	Name:	Ernest R. De Paolantonio
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ FRANCIS E. O’DONNELL, JR.	Executive Chairman and Director	March 16, 2015
Francis E. O’Donnell, Jr.

/S/ MARK A. SIRGO	President, Chief Executive Officer and Director	March 16, 2015
Mark A. Sirgo

/s/ WILLIAM B. STONE	Lead Director	March 16, 2015
William B. Stone

/s/ JOHN J. SHEA	Director	March 16, 2015
John J. Shea

/s/ SAMUEL P. SEARS, JR.	Director	March 16, 2015
Samuel P. Sears, Jr.

/s/ THOMAS W. D’ALONZO	Director	March 16, 2015
Thomas W. D’Alonzo

/s/ BARRY FEINBERG	Director	March 16, 2015
Barry Feinberg

/s/ CHARLES BRAMLAGE	Director	March 16, 2015
Charles Bramlage

S-1