Form 10-Q
period 2015-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2015-05-11
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31361

BioDelivery Sciences International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2089858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4131 ParkLake Ave., Suite 225 Raleigh, NC	27612
(Address of principal executive offices)	(Zip Code)

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

As of May 8, 2015, there were 52,418,518 shares of company Common Stock issued and 52,403,027 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$63,459	$70,472
Accounts receivable, net	3,031	3,141
Inventory	2,550	1,828
Prepaid expenses and other current assets	2,704	2,882

Total current assets	71,744	78,323

Property and equipment, net	3,948	3,890
Goodwill	2,715	2,715
Other intangible assets, net	3,984	4,226

Other assets	78	157

Total assets	$82,469	$89,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,512	$14,429
Notes payable, current maturities	8,000	8,000
Deferred revenue, current	7,075	6,772

Total current liabilities	29,587	29,201

Notes payable, less current maturities, net	2,256	4,173
Deferred revenue, long-term	45	841
Other long-term liabilities	734	700

Total liabilities	32,622	34,915

Commitments and contingencies (Notes 6 and 10)	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,093,155 and 2,139,000 shares of Series A Non-Voting Convertible Preferred Stock outstanding at March 31, 2015 and December 31, 2014, respectively.	2	2
Common Stock, $.001 par value; 75,000,000 shares authorized; 52,381,638 and 51,603,070 shares issued; 52,366,147 and 51,587,579 shares outstanding at March 31, 2015 and December 31, 2014, respectively	53	52
Additional paid-in capital	263,563	259,920
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(213,724)	(205,531)

Total stockholders’ equity	49,847	54,396

Total liabilities and stockholders’ equity	$82,469	$89,311

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Product sales	$677	$—
Product royalty revenues	194	954
Research and development reimbursements	775	8,452
Contract revenue	11,408	11,284

Total revenues	13,054	20,690

Cost of sales	1,124	726

Expenses:
Research and development	6,549	14,623
Selling, general and administrative	13,181	4,628

Total expenses	19,730	19,251

(Loss) income from operations	(7,800)	713

Interest expense, net	(420)	(555)
Derivative loss	—	(4,825)
Other income, net	27	23

Net loss attributable to common stockholders	$(8,193)	$(4,644)

Basic earnings per share	$(0.16)	$(0.11)

Diluted earnings per share	$(0.16)	$(0.11)

Weighted average common stock shares outstanding	51,908,844	44,305,288

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, January 1, 2015	2,139,000	$2	51,603,070	$52	$259,920	$(47)	$(205,531)	$54,396
Stock-based compensation	—	—	—	—	3,507	—	—	3,507
Restricted stock awards	—	—	694,269	1	(1)	—	—	—
Exercise of stock options	—	—	38,454	—	131	—	—	131
Short swing profit return	—	—	—	—	6	—	—	6
Conversion of preferred shares to common shares	(45,845)	—	45,845		—	—	—	—
Net loss	—	—	—	—	—	—	(8,193)	(8,193)

Balances, March 31, 2015	2,093,155	$2	52,381,638	$53	$263,563	$(47)	$(213,724)	$49,847

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net loss	$(8,193)	$(4,644)
Depreciation	85	11
Accretion of debt discount	162	161
Amortization of intangible assets	242	243
Derivative loss	—	4,825
Stock-based compensation expense	3,507	1,147
Changes in assets and liabilities:
Accounts receivable	109	262
Inventories	(722)	—
Prepaid expenses and other assets	177	(73)
Accounts payable and accrued expenses	127	(1,255)
Deferred revenue	(499)	(66)

Net cash flows from operating activities	(5,005)	611

Investing activities:
Purchase of equipment	(144)	(842)

Net cash flows from investing activities	(144)	(842)

Financing activities:
Proceeds from sales of securities	—	62,037
Proceeds from exercise of stock options	131	2,560
Proceeds from exercise of common stock warrants	—	2,575
Payment on note payable	(2,001)	(2,000)
Return of short swing profits	6	82

Net cash flows from financing activities	(1,864)	65,254

Net change in cash and cash equivalents	(7,013)	65,023
Cash and cash equivalents at beginning of year	70,472	23,176

Cash and cash equivalents at end of year	$63,459	$88,199

Cash paid for interest	$269	$432

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies:

Overview

BioDelivery Sciences International Inc., together with its subsidiaries (collectively, the “Company” or “BDSI”) is a specialty pharmaceutical company that is leveraging its novel and proprietary patented drug delivery technologies to develop and commercialize, either on its own or in partnerships with third parties, new applications of proven therapeutics. The Company is focusing on developing products to meet unmet patient needs in the areas of pain management and addiction.

The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The consolidated balance sheet at December 31, 2014 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2014. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Operating results for the three month period ended March 31, 2015 are not necessarily indicative of results for the full year or any other future periods.

As used herein, the Company’s common stock, par value $.001 per share, is referred to as the “Common Stock”.

Use of estimates in financial statements

The preparation of the accompanying condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Inventory

Inventories are stated at the lower of cost or market value with costs determined on the first-in, first-out method. Inventory consists of raw materials, work in process and finished goods. Raw materials include active pharmaceutical ingredient (“API”) for a product to be manufactured, work in process includes the bulk inventory of laminate prior to being packaged for sale, and finished goods include pharmaceutical products ready for commercial sale.

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. There were no allowances recorded at March 31, 2015.

Deferred revenue

Consistent with the Company’s revenue recognition policy, deferred revenue represents cash received in advance for licensing fees, consulting, research and development services, related supply agreements and product sales. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue is classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date.

Revenue recognition

Product Sales- The Company recognizes revenue from its product sales upon transfer of title, which occurs when product is received by its customers. The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase. The Company is required to reasonably estimate the amount of future returns at the time of revenue recognition. The Company recognizes product sales net of estimated allowances for rebates, price adjustments, chargebacks, prompt payment and other discounts. When the Company cannot reasonably estimate the amount of future product returns, it defers revenues until the risk of product return has been substantially eliminated.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

As of March 31, 2015 and December 31, 2014, the Company had $1.0 million and $0.8 million of deferred revenue related to sales to wholesalers for which future returns could not be reasonably estimated at the time of sale. Deferred revenue is recognized when the product is sold to the end user, based upon prescriptions filled. To estimate product sold to end users, the Company relies on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sales to customers. Deferred revenue is recorded net of estimated allowances for rebates, price adjustments, chargebacks, prompt payment and other discounts. Estimated allowances are recorded and classified as accrued liabilities in the accompanying balance sheets as of March 31, 2015 and December 31, 2014 (Note 4).

Product Returns- Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the products within an 18-month period that begins six months prior to and ends twelve months subsequent to expiration of the products. The Company does not believe it has sufficient experience with BUNAVAIL® to estimate its returns at time of exfactory sales. When the Company cannot reasonably estimate the amount of future product returns, it records revenues when the risk of product return has been substantially eliminated which is at the time the product is sold to the end user.

Rebates- The liability for government program rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each program’s administrator.

Price Adjustments and Chargebacks- The Company’s estimates of price adjustments and chargebacks are based on its estimated mix of sales to various third-party payers, which are entitled either contractually or statutorily to discounts from the Company’s listed prices of its products. In the event that the sales mix to third-party payers is different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or chargebacks than it had estimated and such differences may be significant.

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

Deferred Cost of Sales

The Company defers its cost of sales in connection with BUNAVAIL® sales at time of ex-factory sales. These costs are recognized when the product is sold to the end user. The Company had $0.9 million and $0.7 million of deferred costs of sales at March 31, 2015 and December 31, 2014, respectively, which are included in other current assets in the accompanying condensed consolidated balance sheets.

Cost of Sales

The cost of sales attributable to the production of BUNAVAIL® includes raw materials, production costs at our two contract manufacturing sites, quality testing directly related to the product, and depreciation on equipment that we have purchased to produce BUNAVAIL®. It also includes any batches not meeting specifications and raw material yield loss. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized as actual product is sold through to the end user. During the three months ended March 31, 2015, the Company wrote down $0.2 million of inventory to lower of cost or market, which is recorded as cost of sales in the accompanying condensed consolidated statement of operations.

The cost of sales attributable to the production of ONSOLIS® and BREAKYL™ includes all costs related to creating the product at the Company’s contract manufacturing locations in the U.S. and Germany. The Company’s contract manufacturers bill the Company for the final product, which includes materials, direct labor costs, and certain overhead costs as outlined in applicable supply agreements. Cost of sales also includes royalty expenses that the Company owes to third parties.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

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

At March 31, 2015, the Company had cash and cash equivalents of approximately $63.5 million. The Company used $5 million of cash from operations during the three months ended March 31, 2015 and had stockholders’ equity of $49.8 million, versus $54.4 million at December 31, 2014. The Company has sufficient cash to manage the business into early 2016, although this assumes that the Company does not accelerate the development of other opportunities available to the Company or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.

Additional capital will likely be required to support the Company’s ongoing commercialization activities for BUNAVAIL®, the reformulation project for and anticipated commercial relaunch of ONSOLIS®, the development of Clonidine Topical Gel and Buprenorphine Depot Injection or other products which may be acquired or licensed by the Company, and general working capital requirements. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all.

3.	Inventory:

The following table represents the components of inventory as of:

	March 31, 2015	December 31, 2014
Raw materials & supplies	$580	$544
Work-in-process	1,296	523
Finished goods	674	761

Total inventories	$2,550	$1,828

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

4.	Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	March 31, 2015	December 31, 2014
Accounts payable	$10,038	$9,072
Accrued price adjustments	1,629	1,094
Accrued rebates	122	231
Accrued chargebacks	23	14
Accrued compensation and benefits	737	945
Accrued royalties	382	770
Accrued other	1,581	2,303

Total accounts payable and accrued expenses	$14,512	$14,429

5.	Property and Equipment:

Property and equipment, summarized by major category, consist of the following as of:

	March 31, 2015	December 31, 2014
Idle equipment	$3,798	$3,758
Machinery & equipment	1,360	1,354
Computer equipment & software	348	344
Office furniture & equipment	178	110
Leasehold improvements	34	9

Total	5,718	5,575

Less accumulated depreciations	(1,770)	(1,685)

Total property, plant & equipment, net	$3,948	$3,890

Depreciation expense for the periods ended March 31, 2015 and March 31, 2014, was approximately $0.09 million and $0.1 million, respectively.

6.	License and Development Agreements:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

6.	License and Development Agreements (continued):

Meda License, Development and Supply Agreements

ONSOLIS®, Aveva Drug Delivery Systems, Inc. (“Aveva”). While the appearance issues do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and its specification before it can be manufactured and distributed. The source of microcrystal formation and the potential for fading of the color in the mucoadhesive layer of ONSOLIS® was found to be specific to a buffer used in its formulation. The Company modified the formulation and as of the date of this report has 12 months of stability data on the reformulated product that shows no signs of microcrystal formation or color changes.

The Company determined that, upon inception of both the U.S. and EU Meda arrangements, all deliverables were considered one combined unit of accounting. As such, all cash payments from Meda that were related to these deliverables were initially recorded as deferred revenue. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were delivered to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue in fiscal year 2009. On January 27, 2015, the Company announced that it had entered into an assignment and revenue sharing agreement with Meda to return to the Company the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following return of the US marketing authorization from Meda, the Company submitted a prior approval supplement for the new formulation to the FDA in March 2015 that provided responses to earlier questions and requests. The FDA’s review of the application may take up to 6 months; therefore, it is possible to have a decision before the end of 2015. In connection with the return of the U.S. marketing authorization by Meda to the Company in January 2015, the remaining U.S. related deferred revenue of $1.0 million was recorded as contract revenue during the three months ended March 31, 2015.

Endo License and Development Agreement

In January 2012, the Company entered into a License and Development Agreement with Endo Health Solutions, Inc. (“Endo”) pursuant to which the Company granted Endo an exclusive commercial world-wide license to develop, manufacture, market and sell the Company’s BELBUCA™ product and to complete U.S. development of such product candidate for purposes of seeking FDA approval (the “Endo Agreement”). BELBUCA™ is for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

6.	License and Development Agreements (continued):

Endo License and Development Agreement

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

At the inception of the Endo arrangement, the Company determined that the Endo Agreement was a multi-deliverable arrangement with three deliverables: (1) the license rights related to BELBUCA™, (2) services related to obtaining enhanced intellectual property rights through the issuance of a particular patent and (3) clinical development services. The Company concluded that the license delivered to Endo at the inception of the Endo Agreement has stand-alone value. It was also determined that there was a fourth deliverable, the provision of clinical trial material (“CTM”). The amounts involved are, however, immaterial and delivered in essentially the same time frame as the clinical development services. Accordingly, the Company did not separately account for the CTM deliverable, but considers it part of the clinical development services deliverable.

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

Based on this analysis, $15.6 million of the up-front license fee was allocated to the license (which was estimated to have a value significantly in excess of $30 million), and $14.4 million to clinical development services (which is inclusive of the cost of CTM). Although the intellectual property component was considered a separate deliverable, no distinct amount of the up-front payment was assigned to this deliverable because the Company determined the deliverable to be perfunctory. The amount allocated to the license was recognized as revenue in fiscal year 2012. The portion of the upfront license fee allocated to the clinical development services deliverable of $14.4 million is being recognized as those services are performed. The Company estimated that such clinical development services will extend into the first half of 2015. Such services were completed by March 2015 and resulted in the recognition of the remaining deferred revenue balance of $0.4 million during the three months ended March, 31, 2015 as compared to $1.2 million for the comparable period in the prior year.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

6.	License and Development Agreements (continued):

Endo License and Development Agreement

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

Beginning in March 2014, total reimbursable contractor costs exceeded a set threshold, at which point all such expenses are to be borne at a rate of 50% by Endo and 50% by the Company. Endo has continued to reimburse the Company for 100% of such costs, with 50% thereof to be taken as a credit against potential future milestones associated with achievement of certain regulatory events. During the three months ended March 31, 2015, the Company received $0.8 million of such prepayments, which have been recorded as deferred revenue, current in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2015, the Company recognized $0.8 million of reimbursable expenses related to its Endo agreement, which and is recorded as research and development reimbursement revenue on the accompanying 2015 condensed consolidated statement of operations.

On December 23, 2014, the Company, along with Endo, announced the submission of a NDA for BELBUCA™ to the FDA, which was accepted February 23, 2015.

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

The Company is required to make the following payments to Arcion:

•	$2.5 million upon filing and acceptance by the FDA of an NDA with respect to an Arcion Product payable, at the Company’s option, in cash or unregistered shares of Common Stock (with such shares being subject to a nine month lock-up and certain limitations on sale thereafter); and

•	up to a potential $60 million in cash payments upon achieving certain pre-determined sales thresholds in the U.S., none of which occur prior to achieving at least $200 million in U.S. net sales.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

7.	License Obligations (continued):

Arcion License Agreement

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

On March 30, 2015, the Company announced that the primary efficacy endpoint in the Company’s Phase 3 clinical study of Clonidine Topical Gel for PDN compared to placebo for the treatment of PDN did not meet statistical significance. Certain secondary endpoints showed statistically significant improvement over the placebo. In addition, a strong safety profile for the product was observed. Based on the Company’s ongoing analysis, the Company believes that the data from this study supports continued development of this product. The Company’s analysis showed an unusually high placebo response in the cohort of patients that entered the trial following its previously announced interim analysis of the study. Generally speaking, the Company believes there may be study design features that might be able to mitigate this response in all patients that would enter a subsequent study of Clonidine Topical Gel, and the Company is presently considering these features as it evaluates the potential for additional study of this product candidate. The Company is therefore currently in the process of determining what the next steps in the development pathway should be and whether its decision may require FDA consultation. One possibility is that the Company would do a small scale study that takes into account the design features that the Company believes could mitigate the placebo response the Company saw in its initial Phase 3 trial. If the Company decides to pursue this type of study or any next study, it would not likely occur before fourth quarter of 2015.

Evonik Development and Exclusive License Option Agreement:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

7.	License Obligations (continued):

Evonik Development and Exclusive License Option Agreement:

Should Evonik and Company enter into the License Agreement following the attainment of a Phase 1 ready formulation for one or both of the opioid dependence or pain management indications, the Company would pay Evonik certain non-refundable, non-creditable one-time payment in conjunction with certain future regulatory filings and approvals and royalties on net sales of Product.

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

On July 5, 2013, the Company entered into a $20 million secured loan facility (the “Loan” or “Credit Agreement”) with MidCap Financial SBIC, LP (“MidCap”). The Company received net proceeds in the aggregate amount of $19.8 million and used the Loan proceeds for general corporate purposes or other activities of the Company permitted under the Credit Agreement.

The Loan has a term of 36 months with interest only payments until February 1, 2014. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at March 31, 2015 and December 31, 2014). The Company paid to MidCap a closing fee of 0.5% of the aggregate Loan amount. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 3.5% of the aggregate Loan amount. The 3.5% exit fee has been recorded as deferred loan costs, the current portion of which is included in prepaid expenses and other current assets and the long-term portion in other assets. The liability associated with the exit fee has been recorded in other long-term liability in the accompanying condensed consolidated balance sheets. The deferred loan costs associated with this exit fee are amortized to interest expense over the three year life of the loan. In addition, the Company may prepay all or any portion of the Loan at any time subject to a prepayment premium of 3% of the Loan amount prepaid in each year thereafter the first year.

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

The Company is also subject to negative covenants including, but not limited to, that without the prior consent of Midcap, the Company may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) incur additional indebtedness, (iii) dispose of any property, (iv) amend material agreements or organizational documents, (v) change their jurisdictions of organization or their organizational structures or types, (vi) declare or pay dividends (other than dividends payable solely in Common Stock), (vii) make certain investments or acquisitions, or (viii) enter into certain transactions with affiliates, in each case subject to certain exceptions provided for in the Credit Agreement, including exceptions that allow the Company to acquire additional products and to enter into licenses and similar agreements provided certain conditions are met.

The balance of the Loan as of March 31, 2015 is $10.3 million, and is recorded in the accompanying condensed consolidated balance sheet, net of unamortized discount of $0.4 million.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

9.	Stockholders’ Equity:

Stock-based compensation

During the three months ended March 31, 2015, a total of 87,693 options to purchase Common Stock with an aggregate fair market value of approximately $0.8 million were granted to Company employees. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period. During the three months ended March 31, 2015, stock-based compensation expense was recorded as $0.8 million in research and development and $2.7 million in selling, general and administrative, in the accompanying 2015 condensed consolidated statement of operations. The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2015 follows:

Expected price volatility	73.29%
Risk-free interest rate	1.37%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the three months ended March 31, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,196,100	$4.32
Granted in 2015:
Officers and Directors	—	—
Others	87,693	13.17
Exercised	(38,454)	3.41
Forfeitures	(71,237)	10.22

Outstanding at March 31, 2015	3,174,102	$5.39	$18,025

As of March 31, 2015, options exercisable totaled 2,633,424. There was approximately $40.3 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2018.

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. Warrants outstanding at March 31, 2015 totaled 284, with an exercise price of $3.12 per share.

Earnings Per Share

During the three months ended March 31, 2015 and 2014, outstanding stock options, RSUs, warrants and convertible preferred stock of 9.4 million and 10.7 million, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Recovery of Stockholder Short Swing Profit

In February 2015, an executive officer of the Company paid a total of approximately $0.006 million to the Company, representing the disgorgement of short swing profits under Section 16(b) under the Exchange Act. The amount was recorded as additional paid-in capital.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

9.	Stockholders’ Equity: (continued):

Restricted Stock Units

During the three months ended March 31, 2015, approximately 2.1 million RSUs were granted to members of the Company’s senior management, with a fair market value of approximately $30.8 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years.

Restricted stock activity during the three months ended March 31, 2015 was as follows:

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2015	2,849,076	$6.08
Granted in 2015:
Executive officers	2,102,615	14.63
Directors	—	—
Vested	(694,269)	14.39
Forfeitures	(65,853)	11.69

Outstanding at March 31, 2015	4,191,569	$10.12

10.	Commitments and contingencies:

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

Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant the Company’s request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. In doing so, the Judge denied MonoSol’s request for full litigation proceedings (including, for example, discovery and claim construction proceedings). The Company filed its motion for summary judgment on March 13, 2015 and briefing took place during March. The Court indicated it would rule on the Company’s summary judgment motion without an oral hearing. The Company expects a decision within the first half of 2015. Based upon the outcome from reexaminations and the Court’s grant of the Company’s request for the proceedings to move directly to a motion for summary judgment, the Company believes it will prevail and the case will be dismissed. However, if this does not occur and the case proceeds to trial, the Company will continue to defend this case vigorously and seek a dismissal at trial. Ultimately, whether now with the motion for summary judgment proceedings or later with trial proceedings, the Company anticipates that MonoSol’s claims against the Company will be rejected.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

10.	Commitments and contingencies: (continued):

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

On September 20, 2014, based upon the Company’s position and belief that its BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, the Company proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North Carolina, requesting the Court to make a determination that its BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and all challenged claims were rejected for both anticipation and obviousness. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, the Company believes these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, the Company filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, the Company also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and the Company’s commercial partner) relating to the Company’s BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent (U.S. Patent No. 8,765,167) (‘167 Patent). As with prior actions by the RB Plaintiffs, the Company believes this is another anticompetitive attempt by the RB Plaintiffs to distract the Company’s efforts from commercializing BUNAVAIL®. The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. In this regard, on October 28, 2014, the Company filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. On December 12, 2014, the Company filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against the Company’s commercial partner. An oral hearing on these motions was set for March 2, 2015, however, the Court has decided to move forward without an oral hearing and the Company is awaiting their decision. The Court can still ultimately decide to hold an oral hearing on a later date.

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

Our strategy is to:

•	Focus our commercial and development efforts in the areas of pain management and addiction within the U.S. pharmaceutical marketplace;

•	Identify and acquire rights to products that we believe have potential for near-term regulatory approval through the FDA’s 505(b)(2) approval process, or are already approved;

•	Market our products through specialty sales teams by primarily focusing on high-prescribing U.S. physicians in pain and addiction.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

First Quarter 2015 Highlights

•	On January 27, 2015, we announced that we had entered into an assignment and revenue sharing agreement with Meda to return to us the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following return of the US marketing authorization from Meda, we submitted a prior approval supplement for the new formulation to the FDA in March that provided responses to earlier questions and requests. The FDA’s review of the application may take up to 6 months; therefore, it is possible to have a decision before the end of 2015.

•	On February 23, 2015, the New Drug Application (or NDA) for our BELBUCA™ product (which is partnered with Endo) was accepted by the FDA.

•	In March, 2015, we received a $10 million milestone from Endo upon FDA acceptance of filing our BELBUCA™ NDA.

•	In March 2015, we reported that our first Phase III trial for Clonidine Topical Gel did not meet its primary efficacy endpoint, although several secondary endpoints were met. As described further below, we are current engaged in ongoing analysis of the data set in an effort to determine next steps with the overall program for this product.

Opportunities and Trends

Our franchise currently consists of five products, two of which are approved by the FDA and three of which are in development. Three of these five products utilize our patented BEMA® thin film drug delivery technology.

ONSOLIS® is approved in the U.S., Canada, EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant, adult patients with cancer. The commercial rights to ONSOLIS® are licensed to Meda for all territories worldwide except for Taiwan (licensed to TTY) and South Korea (licensed to Kunwha).

Our second product using the BEMA® technology is BUNAVAIL® (buprenorphine and naloxone) buccal film, which was approved by the FDA in June 2014 for the maintenance treatment of opioid dependence. We are commercializing BUNAVAIL® ourselves and launched the product during the fourth quarter 2014. As with all other buprenorphine containing products for opioid dependence, the approval of BUNAVAIL® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL® on QT prolongation (i.e., an abnormal lengthening of the heartbeat). The clinical study results must be reported to the FDA by the end of 2016.

Our third product using the BEMA® technology, BELBUCA™, is for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product is licensed on a worldwide basis to Endo. On December 23, 2014, we announced along with Endo the submission of a NDA for BELBUCA™ (BEMA® Buprenorphine) to the FDA, which was accepted February 23, 2015, with a decision due from the FDA in October, 2015.

Our fourth product is Clonidine Topical Gel, which is currently in Phase 3 development for the treatment of painful diabetic neuropathy (or PDN), which we licensed from Arcion in March 2013. In June 2014, we announced the completion of patient enrollment for our Phase 3 study of Clonidine Topical Gel. In August 2014, we announced our completion of a pre-specified interim analysis of the ongoing initial pivotal Phase 3 trial for Clonidine Topical Gel, at which point we re-opened enrollment to complete recruitment. On March 30, 2015, we announced that the primary efficacy endpoint in our Phase 3 clinical study of Clonidine Topical Gel for PDN compared to placebo for the treatment of PDN did not meet statistical significance. Certain secondary endpoints showed statistically significant improvement over the placebo. In addition, a strong safety profile for the product was observed. Based on our ongoing analysis, we believe that the data from this study supports continued development of this product. Our analysis showed an unusually high placebo response in the cohort of patients that entered the trial following our previously announced interim analysis of the study. Generally speaking, we believe there may be study design features that might be able to mitigate this response in all patients that would enter a subsequent study of Clonidine Topical Gel, and we are presently considering these features as we evaluate the potential for additional study of this product candidate. We are therefore currently in the process of determining what the next steps in the development pathway should be and whether our decision may require FDA consultation. One possibility is that we would do a small scale study that takes into account the design features that we believe could mitigate the placebo response we saw in our initial Phase 3 trial. If we decide to pursue this type of study or any next study, it would not likely occur before fourth quarter of 2015.

Our fifth product is Buprenorphine Depot Injection, which is in development as an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence and chronic pain, the rights to which we secured when we entered into a definitive development and exclusive license option agreement from Evonik in October 2014. This product candidate is current in the pre-clinical stage of development.

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

Update on Relaunch Activities in the U.S. for ONSOLIS®

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide Risk Evaluation and Mitigation Strategy (“REMS”) until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, raised by the FDA during an inspection of our North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (“Aveva”). While the appearance issues do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and its specification before it can be manufactured and distributed. The source of microcrystal formation and the potential for fading of the color in the mucoadhesive layer of ONSOLIS® was found to be specific to a buffer used in its formulation. We modified the formulation and as of the date of this report have 12 months of stability data on the reformulated product that shows no signs of microcrystal formation or color changes.

On January 27, 2015, we announced that we had entered into an assignment and revenue sharing agreement with Meda to return to us the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following return of the US marketing authorization from Meda, we submitted a prior approval supplement for the new formulation to the FDA in March that provided responses to earlier questions and requests. FDA’s review of the application may take up to 6 months; therefore, it is possible to have a decision before the end of 2015.

Our supply agreement with Aveva will expire on October 15, 2015. We will seek alternative manufacturing arrangements for ONSOLIS® in the U.S. in the event we are able to secure a new commercial partner for the product.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Product Sales. We recognized $0.7 million in product sales during the three months ended March 31, 2015 from the launch of BUNAVAIL®. There were no product sales during the three months ended March 31, 2014.

Product Royalty Revenues. We recognized $0.2 million and $1.0 million in product royalty revenue during the three months ended March 31, 2015 and 2014, respectively, under our license agreement with Meda. The product royalty revenues can be attributed to a percentage of net sales of the BREAKYL™ product under our license agreement with Meda. The decrease is due to lower sales of BREAKYL™ during the three months ended March 31, 2015 as compared to March 31, 2014.

Research and Development Reimbursements. We recognized $0.8 million and $8.5 million of reimbursable revenue related to our agreement with Endo during the three months ended March 31, 2015 and 2014, respectively. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceeds $45 million and is related to the BELBUCA™ program and reimbursable from Endo. The decrease is due to the completion of the BELBUCA™ development program during the first quarter of 2015.

Contract Revenues. We recognized $10.4 million and $11.3 million in contract revenue during the three months ended March 31, 2015 and 2014, respectively, under our license agreement with Endo. We also recognized $1.0 million and $0.05 million during the three months ended March 31, 2015 and 2014, in contract revenue related to previously deferred revenue under our license agreement with Meda.

Cost of Sales. We incurred $1.1 million and $0.7 million in cost of sales during the three months ended March 31, 2015 and 2014, respectively. Cost of sales during the three months ended March 31, 2015 was related primarily to BUNAVAIL®, which includes $0.7 million of product cost, lower to cost or market adjustment and depreciation, as well as quarterly minimum royalty payments to CDC IV, LLC (or CDC), which provided early funding for this product, of $0.4 million. Cost of sales during the three months ended March 31, 2014 was composed of BREAKYL™ cost of sales of $0.3 million as well as quarterly minimum royalty payments to CDC of $0.4 million.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $0.7 million for three months ended March 31, 2015 and approximately $1.7 million for the three months ended March 31, 2014. We have incurred approximately $28.0 million in the aggregate since inception of our development of this product. BUNAVAIL® was approved by the FDA in 2014. Therefore, BUNAVAIL® research and development expenses in 2014 and 2015 primarily consist of manufacturing process development and stability work prior to approval.

BELBUCA™

We incurred research and development expenses for BELBUCA™ of approximately $2.1 million for the three months ended March 31, 2015 and approximately $11.8 million for the three months ended March 31, 2014. Aggregate expenses approximate $113.5 million since inception of our development of this product candidate. Our expense obligations for this product candidate were detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Our expenses for this product over such periods consisted primarily of three large clinical trials addressing the efficacy and safety of the product, along with formulation and manufacturing development.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $3.6 million for the three months ended March 31, 2015 and approximately $1.06 million for the three months ended March 31, 2014, and have incurred approximately $15.9 million in the aggregate since inception of our development of this product candidate. Our expenses for this product candidate over such periods consisted mainly of Phase 2 and Phase 3 trials testing the efficacy of the product and performing a long term safety study.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $0.07 million for the three months ended March 31, 2015 and $0.0 million for the three months ended March 31, 2014, and have incurred approximately $0.5 million in the aggregate since inception of our development of this product candidate. Our expenses on Buprenorphine Depot Injection have been for development of analytical methods and initial formulations for animal testing.

Selling, General and Administrative Expenses. During the three months ended March 31, 2015 and 2014, general and administrative expenses totaled $13.2 million and $4.6 million, respectively. General and administrative costs include commercialization costs for BUNAVAIL™, legal, accounting and management wages, and consulting and professional fees, travel costs, and stock compensation expenses. The increase in general and administrative expenses during the three months ended March 31, 2015 can principally be attributed to the launch of BUNAVAIL™ in November 2014 and its ongoing commercialization.

Interest expense, net. During the three months ended March 31, 2015, we had net interest expense of $0.4 million, consisting of $0.26 million of scheduled interest payments and $0.16 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap. During the three months ended March 31, 2014, we had net interest expense of $0.6 million, consisting of $0.4 million of scheduled interest payments and $0.2 million of related amortization of discount and loan costs related to MidCap, offset by interest income of $0.04 million.

Derivative loss. There was no derivative related activity during the three months ended March 31, 2015 which compared to a $4.8 million charge to income for the three month ended March 31, 2014 that consisted of free standing warrants measured at their fair market value, using the Black-Scholes model.

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from secured debt facilities, short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of our worldwide license and development agreement with Meda regarding ONSOLIS® and revenue generated as a result of our January 2012 agreement with Endo regarding our BELBUCA™ product candidate. We intend to finance our research and development, commercialization and working capital needs from existing cash, royalty revenue, sales revenue from the commercialization of BUNAVAIL®, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding common stock options and warrants to purchase common stock.

At March 31, 2015, we had cash and cash equivalents of approximately $63.5 million. We used $5 million of cash from operations during the three months ended March 31, 2015 and had stockholders’ equity of $49.8 million, versus $54.4 million at December 31, 2014. We have sufficient cash to manage the business into early 2016, although this assumes that we do not accelerate the development of other opportunities available to us or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements.

Additional capital will likely be required to support our ongoing commercialization activities for BUNAVAIL®, the reformulation project for and anticipated commercial relaunch of ONSOLIS®, development of Clonidine Topical Gel and Buprenorphine Depot Injection or other products which we may acquire or license, and general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding.

Accordingly, we may need to raise additional capital, which may be available to us through a variety of sources, including:

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2015 are as follows:

	Payments Due by Period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,410,472	$132,026	$649,809	$1,043,663	$584,974
Secured loan facility	10,666,669	6,000,000	4,666,669	—	—
Purchase obligations**	398,608	170,832	227,776	—	—
Interest on secured loan facility	688,825	638,108	50,717	—	—
Minimum royalty expenses***	7,125,000	1,500,000	3,000,000	2,625,000	—

Total contractual cash obligations****	$21,289,574	$8,440,966	$8,594,971	$3,668,663	$584,974

*	This amount represents obligations through the end of the calendar year ended December 31, 2015.
**	Purchase obligations are primarily related to long term contracts for minimum services from commercial vendors.
***	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
****	We signed a commercialization agreement with Endo in January 2012. Endo will have worldwide rights to market our BELBUCA™ product. In return for milestone payments and royalties, we are required to conduct and pay for certain clinical trials as outlined in a mutually agreed development plan. These costs will depend on the size and scope of the required trials. The Endo agreement does not specify minimums in terms of the cost of the trials.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2014. There have been not material changes to the critical accounting policies previously disclosed in that report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of the commercial launch of BUNAVAIL™) and royalty or milestone payments, if any, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2014 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Inter partes reviews, a new USPTO process to review the patentability of one or more claims of patents, was enacted in September, 2012. As such, on June 12, 2013, despite our previously noted success in the prior ex parte reexaminations for the ’292 and ’891 Patents, we availed ourselves of this new process and filed requests for inter partes reviews on the narrowed yet reexamined patents, the ’292 C1 and ’891 C1 Patents, to challenge their validity and continue to strengthen our position. This inter partes review process allows us to actively participate in the reviews and address any of MonoSol’s arguments and representations made during the review process, which heightens our ability to invalidate these patents. On November 13, 2013, the USPTO decided not to institute the two inter partes reviews for the ’891 C1 and ’292 C1 Patents. The USPTO’s decision was purely on statutory grounds and based on a technicality (in that the IPRs were not filed within what the UPSTO determined to be the statutory period) rather than substantive grounds. Thus, even though the inter partes reviews were not instituted, the USPTO decision preserves our right to raise the same arguments at a later time (e.g., during litigation). Regardless, our assertion that our products and technologies do not infringe the original ’292 and ’891 Patents and, now, the reexamined ’891 C1 and ’292 C1 Patents remains the same.

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

Based on our original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against us while the third has had all claims rejected by the USPTO, we remain very confident in our original stated position regarding this matter. Thus far, we have proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant our request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. In doing so, the Judge denied MonoSol’s request for full litigation proceedings (including, for example, discovery and claim construction proceedings). We filed our motion for summary judgment on March 13, 2015 and briefing took place during March. The Court indicated it would rule on our summary judgment motion without an oral hearing. We expect a decision during the first half of 2015. Based upon the outcome from reexaminations and the Court’s grant of our request for the proceedings to move directly to a motion for summary judgment, we believe we will prevail and the case will be dismissed. However, if this does not occur and the case proceeds to trial, we will continue to defend this case vigorously and seek a dismissal at trial. Ultimately, whether now with the motion for summary judgment proceedings or later with trial proceedings, we anticipate that MonoSol’s claims against us will be rejected.

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

On September 20, 2014, based upon our position and belief that our BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, we proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North Carolina, requesting the Court to make a determination that our BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and all challenged claims were rejected for both anticipation and obviousness. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, we believe these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, we filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, we also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against us (and our commercial partner) relating to our BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent (U.S. Patent No. 8,765,167) (‘167 Patent). As with prior actions by the RB Plaintiffs, we believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL®. We strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. In this regard, on October 28, 2014, we filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. On December 12, 2014, we filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against our commercial partner. An oral hearing on these motions was set for March 2, 2015, however, the Court has decided to move forward without an oral hearing and we are awaiting their decision. The Court can still ultimately decide to hold an oral hearing on a later date.

Item 1A. Risk Factors.

The following risk factor is intended to update and replace the risk factor captioned “Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approvals.” appearing in the 2014 Annual Report in order to account for our March 30, 2015 announcement of the results of our Phase 3 study of Clonidine Topical Gel.

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

The foregoing risks were evidenced by the failure of our Phase 3 trial for BELBUCA™ for the treatment of moderate to severe chronic pain to meet its primary endpoint, which we announced September 2011. These risks were further evidenced in that, on March 30, 2015, we announced that the primary efficacy endpoint in the Phase 3 clinical study of Clonidine Topical Gel compared to placebo for the treatment of PDN did not meet statistical significance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302 (*)

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302 (*)

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: May 11, 2015	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary, Treasurer and Chief Financial Officer (Principal Accounting Officer)

S-1