Form 10-Q
period 2015-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2015-08-10
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, there were 52,476,926 shares of company Common Stock issued and 52,461,435 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$67,655	$70,472
Accounts receivable, net	1,526	3,141
Inventory	1,533	1,828
Prepaid expenses and other current assets	2,749	2,882

Total current assets	73,463	78,323

Property and equipment, net	4,305	3,890
Goodwill	2,715	2,715
Other intangible assets, net	3,741	4,226

Other assets	684	157

Total assets	$84,908	$89,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,263	$14,429
Notes payable, current maturities	1,000	8,000
Deferred revenue, current	7,247	6,772

Total current liabilities	20,510	29,201

Notes payable, less current maturities, net	28,653	4,173
Deferred revenue, long-term	—	841
Other long-term liabilities	825	700

Total liabilities	49,988	34,915

Commitments and contingencies (Notes 6 and 10)	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,093,155 and 2,139,000 shares of Series A Non-Voting Convertible Preferred Stock outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Common Stock, $.001 par value; 75,000,000 shares authorized; 52,436,926 and 51,603,070 shares issued; 52,421,435 and 51,587,579 shares outstanding at June 30, 2015 and December 31, 2014, respectively	53	52
Additional paid-in capital	267,847	259,920
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(232,935)	(205,531)

Total stockholders’ equity	34,920	54,396

Total liabilities and stockholders’ equity	$84,908	$89,311

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product sales	$833	$—	$1,510	$—
Product royalty revenues	469	892	663	1,846
Research and development reimbursements	80	2,318	855	10,770
Contract revenues	351	10,675	11,759	21,959

Total Revenues:	1,733	13,885	14,787	34,575

Cost of sales	2,621	687	3,745	1,413

Expenses:
Research and development	4,506	7,983	11,054	22,606
General and administrative	13,287	7,256	26,468	11,884

Total Expenses:	17,793	15,239	37,522	34,490

Loss from operations	(18,681)	(2,041)	(26,480)	(1,328)
Interest expense, net	(527)	(519)	(947)	(1,074)
Derivative loss	—	(4,120)	—	(8,946)
Other (expense) income, net	(3)	9	23	32

Net loss	$(19,211)	$(6,671)	$(27,404)	$(11,316)

Basic and diluted loss per share:	$(0.37)	$(0.14)	$(0.53)	$(0.24)

Weighted average common stock shares outstanding:	52,401,747	48,521,351	52,156,657	46,290,712

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, January 1, 2015	2,139,000	$2	51,603,070	$52	$259,920	$(47)	$(205,531)	$54,396
Stock-based compensation	—	—	—	—	7,658	—	—	7,658
Restricted stock awards	—	—	712,677	1	(1)	—	—	—
Exercise of stock options	—	—	75,050	—	303	—	—	303
Exercise of warrants	—	—	284	—	1	—	—	1
Short swing profit return	—	—	—	—	6	—	—	6
Conversion of preferred shares to common shares	(45,845)	—	45,845		—	—	—	—
Equity financing costs	—	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	—	—	—	(27,404)	(27,404)

Balances, June 30, 2015	2,093,155	$2	52,436,926	$53	$267,847	$(47)	$(232,935)	$34,920

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net loss	$(27,404)	$(11,316)
Depreciation	167	25
Accretion of debt discount	278	321
Amortization of intangible assets	485	485
Derivative loss	—	8,946
Stock-based compensation expense	7,658	2,479
Changes in assets and liabilities:
Accounts receivable	1,614	(9,846)
Inventories	295	(795)
Prepaid expenses and other assets	133	30
Accounts payable and accrued expenses	(2,210)	(602)
Deferred revenue	(366)	1,535

Net cash flows from operating activities	(19,350)	(8,738)

Investing activities:
Purchase of equipment	(583)	(1,020)

Net cash flows from investing activities	(583)	(1,020)

Financing activities:
Proceeds from sales of securities	—	62,037
Equity financing costs	(40)	—
Proceeds from exercise of stock options	303	2,833
Proceeds from exercise of common stock warrants	1	3,994
Payment on note payable	(3,335)	(4,000)
Proceeds from notes payable	20,667	—
Payment of deferred financing fees	(486)	—
Return of short swing profits	6	82

Net cash flows from financing activities	17,116	64,946

Net change in cash and cash equivalents	(2,817)	55,188
Cash and cash equivalents at beginning of year	70,472	23,176

Cash and cash equivalents at end of year	$67,655	$78,364

Cash paid for interest	$491	$824

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

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2014 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2014. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. The Company has reclassified certain amounts within expenses in the Statements of Operations for the three and six month periods ended June 30, 2014 to conform to the current year presentation. These reclassifications had no effect on the measurement of total expenses, loss from operations, or net loss. We also made certain reclassifications in a footnote table for the year ending December 31, 2014 to conform to the current period presentation.

Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of results for the full year or any other future periods.

As used herein, the Company’s common stock, par value $.001 per share, is referred to as the “Common Stock”.

Use of estimates in financial statements

The preparation of the accompanying condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Inventory

Inventories are stated at the lower of cost or market value with costs determined on the first-in, first-out method. Inventory consists of raw materials, work in process and finished goods. Raw materials include active pharmaceutical ingredient for a product to be manufactured, work in process includes the bulk inventory of laminate prior to being packaged for sale, and finished goods include pharmaceutical products ready for commercial sale.

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. There were no allowances recorded at June 30, 2015.

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

Revenue recognition

Product Sales- Currently, the Company generates revenue from sales of one product, BUNAVAIL®, which is indicated for the maintenance treatment of opioid dependence and which the Company is self-commercializing. The Company recognizes revenue from its product sales upon transfer of title, which occurs when product is received by its customers. The Company sells its product primarily to large national wholesalers, which have the right to return the products they purchase. The Company is required to reasonably estimate the amount of future returns at the time of revenue recognition. The Company recognizes product sales net of estimated allowances for rebates, price adjustments, chargebacks, prompt payment and other discounts. When the Company cannot reasonably estimate the amount of future product returns, it defers revenues until the risk of product return has been substantially eliminated.

As of June 30, 2015 and December 31, 2014, the Company had $1.2 million and $0.8 million of deferred revenue related to sales of BUNAVAIL® to wholesalers for which future returns could not be reasonably estimated at the time of sale. Deferred revenue is recognized when the product is sold to the end user, based upon prescriptions filled. To estimate product sold to end users, the Company relies on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sales to customers. Deferred revenue is recorded net of estimated allowances for rebates, price adjustments, chargebacks, prompt payment and other discounts. Estimated allowances are included in accounts payable and accrued liabilities in the accompanying balance sheets as of June 30, 2015 and December 31, 2014 (Note 4).

Product Returns- Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the products within an 18-month period that begins six months prior to and ends twelve months subsequent to expiration of the products. The Company does not currently believe it has sufficient experience with BUNAVAIL® to estimate its returns at time of ex-factory sales. When the Company cannot reasonably estimate the amount of future product returns, it records revenues when the risk of product return has been substantially eliminated which is at the time the product is sold to the end user.

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

Deferred Cost of Sales

The Company defers its cost of sales in connection with BUNAVAIL® sales at time of ex-factory sales. These costs are recognized when the product is sold to the end user. The Company had $1.1 million and $0.7 million of deferred costs of sales at June 30, 2015 and December 31, 2014, respectively, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

Cost of Sales

The cost of sales attributable to the production of BUNAVAIL® includes raw materials, production costs at our two contract manufacturing sites, quality testing directly related to the product, and depreciation on equipment that we have purchased to produce BUNAVAIL®. It also includes any batches not meeting specifications and raw material yield loss. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized as actual product is sold through to the end user. During the three and six months ended June 30, 2015, the Company wrote down $0.2 million and $0.4 million, respectively, of inventory to lower of cost or market, which is recorded as cost of sales in the accompanying condensed consolidated statement of operations. No such adjustments were made during 2014.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.	Liquidity and management’s plans:

At June 30, 2015, the Company had cash and cash equivalents of approximately $67.7 million. The Company used $19.4 million of cash from operations during the six months ended June 30, 2015 and had stockholders’ equity of $34.9 million, versus $54.4 million at December 31, 2014. The Company expects that it has sufficient cash to manage the business into mid 2016, although this assumes that the Company does not accelerate the development of other opportunities available to the Company or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. This expectation does not account for the potential receipt by the Company of up to a $50 million milestone payment from Endo Pharmaceutical, its commercial partner for BELBUCA™, should that product be approved by the U.S. Food and Drug Administration (“FDA”). See note 6.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

3.	Inventory:

The following table represents the components of inventory as of:

	June 30, 2015	December 31, 2014
Raw materials & supplies	$424	$544
Work-in-process	497	523
Finished goods	612	761

Total inventories	$1,533	$1,828

4.	Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	June 30, 2015	December 31, 2014
Accounts payable	$7,670	$9,072
Accrued price adjustments	1,685	1,094
Accrued rebates	332	231
Accrued chargebacks	34	14
Accrued compensation and benefits	1,053	945
Accrued royalties	445	770
Accrued other	1,044	2,303

Total accounts payable and accrued expenses	$12,263	$14,429

5.	Property and Equipment:

Property and equipment, summarized by major category, consist of the following as of:

	June 30, 2015	December 31, 2014
Idle equipment	$4,971	$4,432
Machinery & equipment	570	680
Computer equipment & software	373	344
Office furniture & equipment	190	110
Leasehold improvements	53	9

Total	6,157	5,575

Less accumulated depreciation	(1,852)	(1,685)

Total property, plant & equipment, net	$4,305	$3,890

Depreciation expense for the six month periods ended June 30, 2015 and June 30, 2014, was approximately $0.2 million and $0.02 million, respectively. Depreciation expense for the three month periods ended June 30, 2015 and June 30, 2014, was approximately $0.1 million and $0.01 million, respectively.

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

On March 12, 2012, the Company announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide Risk Evaluation and Mitigation Strategy (“REMS”) until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, raised by the FDA during an inspection of the Company’s North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (“Aveva”). While the appearance issues do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and its specification before it can be manufactured and distributed. The source of microcrystal formation and the potential for fading of the color in the mucoadhesive layer of ONSOLIS® was found to be specific to a buffer used in its formulation. The Company modified the formulation and as of the date of this report has more than 12 months of stability data on the reformulated product that shows no signs of microcrystal formation or color changes.

The Company determined that, upon inception of both the U.S. and EU Meda arrangements, all deliverables were considered one combined unit of accounting. As such, all cash payments from Meda that were related to these deliverables were initially recorded as deferred revenue. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were delivered to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue in fiscal year 2009. On January 27, 2015, the Company announced that it had entered into an assignment and revenue sharing agreement with Meda to return to the Company the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following return of the US marketing authorization from Meda, the Company submitted a prior approval supplement for the new formulation to the FDA in March 2015 that provided responses to earlier questions and requests. The FDA’s review of the application may take up to 6 months; therefore, it is possible to have a decision before the end of 2015. In connection with the return of the U.S. marketing authorization by Meda to the Company in January 2015, the remaining U.S. related deferred revenue of $1.0 million was recorded as contract revenue during the six months ended June 30, 2015.

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

Endo License and Development Agreement (continued)

sales of BELBUCA™ on a worldwide basis. In addition, Endo is responsible for all filings required in order to obtain regulatory approval of BELBUCA™.

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

Based on this analysis, $15.6 million of the up-front license fee was allocated to the license (which was estimated to have a value significantly in excess of $30 million), and $14.4 million to clinical development services (which is inclusive of the cost of CTM). Although the intellectual property component was considered a separate deliverable, no distinct amount of the up-front payment was assigned to this deliverable because the Company determined the deliverable to be perfunctory. The amount allocated to the license was recognized as revenue in fiscal year 2012. The portion of the upfront license fee allocated to the clinical development services deliverable of $14.4 million is being recognized as those services are performed. The Company estimated that such clinical development services will extend into the first half of 2015. Such services were completed by March 2015 and resulted in the recognition of the remaining deferred revenue balance of $0.4 million during the six months ended June, 30, 2015 in the

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

6.	License and Development Agreements (continued):

Endo License and Development Agreement (continued)

accompanying condensed statements of operations. There was no deferred revenue recognized during the three months ended June 30, 2015.

During the three and six months ended June 30, 2014, $0.6 million and $1.8 million, respectively was recognized as contract revenue in the accompanying condensed consolidated statements of operations.

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

Beginning in March 2014, total reimbursable contractor costs exceeded a set threshold, at which point all such expenses are to be borne at a rate of 50% by Endo and 50% by the Company. Endo has continued to reimburse the Company for 100% of such costs, with 50% thereof to be taken as a credit against potential future milestones associated with achievement of certain regulatory events. During the six months ended June 30, 2015, the Company received $0.9 million of such prepayments, which have been recorded as deferred revenue, current in the accompanying condensed consolidated balance sheet. During the six months ended June 30, 2015 and June 30, 2014, the Company recognized $0.9 million and $10.8 million, respectively, of reimbursable expenses related to its Endo agreement, which is recorded as research and development reimbursement revenue on the accompanying condensed consolidated statement of operations. During the three months ended June 30, 2015 and June 30, 2014, the Company recognized $0.08 million and $2.3 million, respectively, of reimbursable expenses related to its Endo agreement, which is recorded as research and development reimbursement revenue on the accompanying condensed consolidated statement of operations.

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

Arcion License Agreement (continued)

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

On March 30, 2015, the Company announced that the primary efficacy endpoint in its initial Phase 3 clinical study of Clonidine Topical Gel compared to placebo for the treatment of PDN did not meet statistical significance. Analyses of the trial results indicated significant differences in patient response between centers and among patient subpopulations. Based on review of these analyses with statistical and clinical consultants, the Company has elected to initiate an additional placebo-controlled study with entry criteria and design features that attempt to control for the challenges of assay sensitivity and accuracy of pain assessment in diabetic patients with neuropathic pain. The additional study is planned to start in fourth quarter of 2015. The company will be discussing the design of this study with the European Medicines Agency to assess its adequacy as the single study required for EU submission.

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

Should Evonik and the Company enter into the License Agreement following the attainment of a Phase 1 ready formulation for one or both of the opioid dependence or pain management indications, the Company would pay Evonik certain non-refundable, non-creditable one-time payment in conjunction with certain future regulatory filings and approvals and royalties on net sales of Product.

The Development Agreement contains customary termination provisions, and the Company may additionally terminate the Development Agreement at any time after the completion of certain enumerated tasks as provided in the Development Agreement, for any reason or no reason, by providing written notice of termination to Evonik. Upon termination of the Development Agreement, Evonik will be paid any amounts owed to Evonik in accordance with the Estimated Budget for work that has been performed under the Development Agreement through the effective date of termination, including any reasonable, documented, non-cancelable third party costs and any reasonable, documented wind-down costs reasonably incurred by Evonik in connection with the Project. Should the Company terminate for reasons other than for a material, uncured breach by Evonik or Evonik’s bankruptcy, Evonik shall have the right to use any and all data and intellectual property generated under the Project for any purpose.

8.	Note Payable:

On May 29, 2015, the Company entered into a $30 million secured loan facility (the “Loan”) with MidCap Financial Trust, as agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Amended and Restated Credit and Security Agreement, dated as of May 29, 2015 (the “Credit Agreement”), between the Company and MidCap. The Credit Agreement is a restatement, amendment and modification of a prior Credit and Security Agreement, dated as of July 5, 2013 (the “Prior Agreement”) between the Company, MidCap Financial SBIC, LLP, a predecessor to MidCap, and certain lenders thereto. The Credit Agreement restructures, renews, extends and modifies the obligations under the Prior Agreement and the other financing documents executed in connection with the Prior Agreement (the “Prior Loan”). The Company received net Loan proceeds in the aggregate amount of approximately $20.1 million and will use the Loan proceeds for general corporate purposes or other activities of the Company permitted under the Credit Agreement.

The Loan has a term of 42 months, with interest only payments for the first 12 months. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at June 30, 2015), with straight line amortization, commencing on June 1, 2016, in an amount equal to $1 million per month. Upon execution of the Credit Agreement, the Company paid to MidCap a closing fee from the prior loan of approximately $0.4 million. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 2.75% of the aggregate Loan amount. The 2.75% exit fee has been recorded as deferred loan costs, the current portion of which is included in prepaid expenses and other current assets and the long-term portion in other assets and is being amortized over the life of the loan. The payable is recorded as other long-term liabilities.

In addition, the Company may prepay all or any portion of the Loan at any time subject to a prepayment premium of: (i) 5% of the Loan amount prepaid in the first year following the execution of the Credit Agreement and (ii) 3% of the Loan amount prepaid in each year thereafter.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

8.	Note Payable (continued):

The obligations of the Company under the Credit Agreement are secured by a first priority lien in favor of MidCap on substantially all of the Company’s existing and after-acquired assets, but excluding certain intellectual property and general intangible assets of the Company (but not any proceeds thereof). The obligations of the Company under the Credit Agreement are also secured by a first priority lien on the equity interests held by the Company. The Company entered into and reaffirmed, as applicable, customary pledge and intellectual property security agreements to evidence the security interest in favor of MidCap.

Under the Credit Agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including, but not limited to, the obligations of the Company to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver quarterly and annual financial statements to MidCap, (iv) maintain insurance, property and books and records (v) discharge all taxes, (vi) protect their intellectual property and (vii) generally protect the collateral granted to MidCap.

The Company is also subject to negative covenants customary for financings of this type, including, but not limited to, that they may not: (i) enter into a merger or consolidation or certain change of control events without complying with the terms of the Credit Agreement, (ii) incur liens on the collateral, (iii) incur additional indebtedness, (iv) dispose of any property, (v) amend material agreements or organizational documents, (vi) change their business, jurisdictions of organization or their organizational structures or types, (vii) declare or pay dividends (other than dividends payable solely in Common Stock), (viii) make certain investments or acquisitions except under certain circumstances as set forth in the Credit Agreement, or (ix) enter into certain transactions with affiliates, in each case subject to certain exceptions provided for in the Credit Agreement. Notwithstanding the foregoing, the Credit Agreement amends certain negative covenants contained in the Prior Agreement such that (i) licensing and acquisition are added as permitted business activities of the Company and (ii) the Company is no longer required to obtain the prior written consent of MidCap for any in-licensing, product or entity acquisitions by the Company by way of merger or consolidation, so long as no event of default has occurred and certain financial metrics are adhered to.

The Credit Agreement provides for several events of default under the Loan. Upon the occurrence of any event of default, the Company’s obligations under the Credit Agreement will bear interest at a rate equal to the lesser of: (i) 4% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default and (ii) the maximum rate allowable under law.

The balance of the Loan as of June 30, 2015 is $29.7 million, and is recorded in the accompanying condensed consolidated balance sheet, net of unamortized discount of $0.3 million.

9.	Stockholders’ Equity:

Stock-based compensation

During the six months ended June 30, 2015, a total of 271,614 options to purchase Common Stock with an aggregate fair market value of approximately $1.8 million were granted to Company employees and contractors. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.

The Company’s stock-based compensation expense is allocated between research and development and selling, general and administrative as follows:

	Three months ended,		Six months ended,
Stock-based compensation expense	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Research and Development	$1.1	$ —	$1.9	$ —
Selling, General and Administrative	$3.1	$0.4	$5.7	$2.5

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

9.	Stock-based compensation (continued):

period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the six months ended June 30, 2015 follows:

Expected price volatility	72.82% -73.33%
Risk-free interest rate	1.44%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the six months ended June 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,196,100	$4.32
Granted	271,614	10.23
Exercised	(75,050)	4.04
Forfeitures	(114,237)	12.57

Outstanding at June 30, 2015	3,278,427	$5.44	$10,769

As of June 30, 2015, options exercisable totaled 2,612,446. There was approximately $36.7 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2018.

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. During the six months ended June 30, 2015, the remaining 284 outstanding warrants were exercised at a price of $3.12 per share.

Earnings Per Share

During the six months ended June 30, 2015 and 2014, outstanding stock options, RSUs, warrants and convertible preferred stock of 9.5 million and 9.7 million, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Recovery of Stockholder Short Swing Profit

In February 2015, an executive officer of the Company paid a total of approximately $0.006 million to the Company, representing the disgorgement of short swing profits under Section 16(b) under the Exchange Act. The amount was recorded as additional paid-in capital.

Restricted Stock Units

During the six months ended June 30, 2015, approximately 2.1 million RSUs were granted to members of the Company’s senior management, with a fair market value of approximately $30.8 million. There were no grants during the three months ended June 30, 2015. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

9.	Stockholders’ Equity (continued):

Restricted stock activity during the six months ended June 30, 2015 was as follows:

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2015	2,849,076	$6.08
Granted:
Executive officers	2,102,615	14.63
Directors	—	—
Vested	(712,677)	14.23
Forfeitures	(65,853)	11.69

Outstanding at June 30, 2015	4,173,161	$10.25

10.	Commitments and contingencies:

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

Based on the Company’s original assertion that its proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the USPTO, the Company remains very confident in its original stated position regarding this matter. Thus far, the Company has proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all MonoSol’s claims cancelled.

Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant the Company’s request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. In doing so, the Judge denied MonoSol’s request for full litigation proceedings (including, for example, discovery and claim construction proceedings). The Company filed its motion for summary judgment on March 13, 2015 and the briefing took place during March. The Court indicated it would rule on the Company’s summary judgment motion without an oral hearing. The Company expects a decision within the second half of 2015. Based upon the outcome from reexaminations and the Court’s grant of the Company’s request for the proceedings to move directly to a motion for summary judgment, the Company believes it will prevail and the case will be dismissed. However, if this does not occur and the case proceeds to trial, the Company will continue to defend this case vigorously and seek a dismissal at trial. Ultimately, whether now with the motion for summary judgment proceedings or later with trial proceedings, the Company anticipates that MonoSol’s claims against the Company will be rejected.

Litigation Related To BUNAVAIL®

On October 29, 2013, Reckitt Benckiser, Inc. RB Pharmaceuticals Limited, and MonoSol RX, LLC (collectively, the “RB Plaintiffs”) filed an action against the Company relating to the Company’s BUNAVAIL® product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL® is a proposed treatment for opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL®, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832). The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit.

On September 20, 2014, based upon the Company’s position and belief that its BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, the Company proactively filed a declaratory judgment action in the United States District Court for the

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

10.	Commitments and contingencies (continued):

Eastern District of North Carolina, requesting the Court to make a determination that the Company’s BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 Inter Partes Review (IPR) was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. The RB Plaintiffs may now request rehearing or appeal to the Federal Circuit. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the Patent Trial and Appeal Board (PTAB) in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which the Company filed comments. The Company is awaiting a further decision from the Board, which the Company has no reason to believe will be inconsistent with the original decision rendered in March 2015. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, the Company believes these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, the Company filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, the Company also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and the Company’s commercial partner) relating to its BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (‘167 Patent). As with prior actions by the RB Plaintiffs, the Company believes this is another anticompetitive attempt by the RB Plaintiffs to distract the Company’s efforts from commercializing BUNAVAIL®. The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, the Company filed motions to transfer the case from New Jersey to North Carolina and to dismiss the case against the Company’s commercial partner. The Court issued an opinion on July 21, 2015 granting the Company’s motion to transfer the venue to the Eastern District of North Carolina (EDNC), but denying the Company’s motion to dismiss in its entirety as moot. The Company will continue to vigorously prosecute this case in the EDNC.

In a related matter, on October 28, 2014, the Company filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and the Company filed a request for rehearing for the non-instituted IPR. A final decision on the instituted ‘167 IPRs is expected in May 2016.

On January 22, 2014, MonoSol filed a Petition for IPR on US Patent No. 7,579,019 (the ‘019 Patent). The Petition asserted that the claims of the ‘019 Patent are alleged to be unpatentable over certain prior art references. The IPR was instituted on August 6, 2014. An oral hearing was held in April 2015 and a decision upholding all 7 claims was issued August 5, 2015. MonoSol may request rehearing to the USPTO or they may appeal the decision to the Federal Circuit. The Company will continue to vigorously defend its ‘019 patent if this favorable IPR decision is appealed.

11.	Subsequent events:

On July 2, 2015, the Company filed a shelf registration statement which registered up to $150 million of the Company’s securities for potential future issuance, and such registration statement was declared effective on July 13, 2015. Concurrent with the filing of such registration statement, the Company established an “at-the-market” offering program utilizing the universal shelf registration for up to $40 million of Common Stock.

On July 16, 2015, the Company held its 2015 Annual Meeting of Stockholders (the “Annual Meeting”). During the Annual Meeting, the amendment to the Company’s 2011 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan by 2,250,000 shares from 8,800,000 to 11,050,000 was approved by stockholders.

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

Our strategy is to:

•	Focus our commercial and development efforts in the areas of pain management and addiction within the U.S. pharmaceutical marketplace;

•	Identify and acquire rights to products that we believe have potential for near-term regulatory approval through the FDA’s 505(b)(2) approval process, or are already approved;

•	Market our products through specialty sales teams by primarily focusing on high-prescribing U.S. physicians in pain and addiction.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

Second Quarter 2015 Highlights

•	On May 14, 2015, we and Endo Pharmaceutical Inc. (“Endo”) presented pivotal data from two Phase 3 studies for investigational study drug buprenorphine HCL buccal film. The findings, presented at the American Pain Society’s 34th Annual Scientific Meeting in Palm Springs, CA, showed BEMA® buprenorphine consistently decreased pain scores compared to the placebo. The drug is currently under review by the FDA with a Prescription Drug User Fee Act (or PDUFA) action date in October 2015. If approved, we would be entitled to a $50 million milestone payment from Endo.

•	On May 29, 2015, we entered into a $30 million secured loan facility with MidCap Financial Trust, (“MidCap”). The Credit Agreement is a restatement, amendment and modification of a prior credit and security agreement, dated as of July 5, 2013 among us and MidCap Financial SBIC, LLP, a predecessor to MidCap, and certain lenders thereto. We received net loan proceeds in the aggregate amount of approximately $20.1 million and will use the loan proceeds for general corporate purposes or other activities permitted under the credit agreement.

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

Our fourth product is Clonidine Topical Gel, which is currently in Phase 3 development for the treatment of painful diabetic neuropathy (or PDN), which we licensed from Arcion in March 2013. In June 2014, we announced the completion of patient enrollment for our Phase 3 study of Clonidine Topical Gel. In August 2014, we announced our completion of a pre-specified interim analysis of the ongoing initial pivotal Phase 3 trial for Clonidine Topical Gel, at which point we re-opened enrollment to complete recruitment. On March 30, 2015, we announced that the primary efficacy endpoint in our initial Phase 3 clinical study of Clonidine Topical Gel compared to placebo for the treatment of PDN did not meet statistical significance. Analyses of the trial results indicated significant differences in patient response between centers and among patient subpopulations. Based on review of these analyses with statistical and clinical consultants, we have elected to initiate an additional placebo-controlled study with entry criteria and design features that attempt to control for the challenges of assay sensitivity and accuracy of pain assessment in diabetic patients with neuropathic pain. The additional study is planned to start in fourth quarter of 2015. We will be discussing the design of this study with the European Medicines Agency to assess its adequacy as the single study required for EU submission.

Our fifth product is Buprenorphine Depot Injection, which is in development as an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence and chronic pain, the rights to which we secured when we entered into a definitive development and exclusive license option agreement from Evonik in October 2014. This product candidate is currently in the pre-clinical stage of development.

As we focus on the growth of our existing products and other product candidates, we also continue to position ourselves to execute upon the licensing and acquisition opportunities that will drive our next phase of growth. Our organization is fully committed to this effort, and we believe we will be successful in executing upon our corporate strategy in ways that will provide this future growth.

In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our alliance and partner relationships. We believe these actions, combined with the experience and expertise of our management team, position us well to deliver future growth of our revenue and income.

We expect to continue research and development of pharmaceutical products and related drug delivery technologies, some of which will be funded by our commercialization agreements. We will continue to seek additional license agreements, which may include upfront payments. We anticipate that funding for the next several years will come primarily from milestone payments and royalties from Meda and Endo, revenues from sales of BUNAVAIL®, potential sales of securities and collaborative research agreements, including those with pharmaceutical companies.

Update on Relaunch Activities in the U.S. for ONSOLIS®

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide Risk Evaluation and Mitigation Strategy (“REMS”) until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, raised by the FDA during an inspection of our North American manufacturing partner for ONSOLIS®, Aveva Drug Delivery Systems, Inc. (“Aveva”). While the appearance issues do not affect the product’s underlying integrity, safety or performance, the FDA believes that the fading of the color in particular may potentially confuse patients, necessitating a modification of the product and its specification before it can be manufactured and distributed. The source of microcrystal formation and the potential for fading of the color in the mucoadhesive layer of ONSOLIS® was found to be specific to a buffer used in its formulation. We modified the formulation and as of the date of this report have more than 12 months of stability data on the reformulated product that shows no signs of microcrystal formation or color changes.

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

Our supply agreement with Aveva will expire on October 15, 2015. We have been working to find a new commercial partner and will seek alternative manufacturing arrangements for ONSOLIS® in the U.S. in the event we are able to secure a new commercial partner for the product.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Product Sales. We recognized $0.8 million in product sales during the three months ended June 30, 2015 from the launch of BUNAVAIL®. There were no product sales during the three months ended June 30, 2014, as we had not yet launched our BUNAVAIL® product.

Product Royalty Revenues. We recognized $0.5 million and $0.9 million in product royalty revenue during the three months ended June 30, 2015 and 2014, respectively, under our license agreement with Meda. The product royalty revenues can be attributed to a percentage of net sales of the BREAKYL™ product under our license agreement with Meda. The decrease is due to lower sales of BREAKYL™ during the three months ended June 30, 2015 as compared to June 30, 2014.

Research and Development Reimbursements. We recognized $0.08 million and $2.3 million of reimbursable revenue related to our agreement with Endo during the three months ended June 30, 2015 and 2014, respectively. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceeds $45 million and is related to the BELBUCA™ program and reimbursable from Endo. The decrease is due to the completion of the BELBUCA™ development program during the first quarter of 2015.

Contract Revenues. We recognized $0.4 million and $10.6 million in contract revenue during the three months ended June 30, 2015 and 2014, respectively, under our license agreement with Endo. We also recognized $0.05 million during the three months ended June 30, 2014, in contract revenue related to previously deferred revenue under our license agreement with Meda. The increase in contract revenues during the three months ended June 30, 2014 can be attributed to the $10 million milestone earned from Endo that was associated with the BEMA® Buprenorphine chronic pain database lock. We also recognized $0 and $0.05 million during the three months ended June 30, 2015 and 2014, in contract revenue related to previously deferred revenue under our license agreement with Meda.

Cost of Sales. We incurred $2.6 million and $0.7 million in cost of sales during the three months ended June 30, 2015 and 2014, respectively. Cost of sales during the three months ended June 30, 2015 was related primarily to BUNAVAIL®, which includes $1.0 million of product cost, lower of cost or market adjustment and depreciation, $0.9 million for batches not meeting specifications and raw material yield loss, $0.2 million in cost of sales related to BREAKYL™, as well as quarterly minimum royalty payments to CDC IV, LLC (or CDC), which provided early funding for this product, of $0.4 million. Cost of sales during the three months ended June 30, 2014 was composed of BREAKYL™ cost of sales of $0.3 million as well as quarterly minimum royalty payments to CDC of $0.4 million.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $1.2 million for three months ended June 30, 2015 and approximately $0.7 million for the three months ended June 30, 2014. We have incurred approximately $29.2 million in the aggregate since inception of our development of this product. BUNAVAIL® was approved by the FDA in 2014. Therefore, BUNAVAIL® research and development expenses in 2014 and 2015 primarily consist of manufacturing process development and stability work prior to approval.

BELBUCA™

We incurred research and development expenses for BELBUCA™ of approximately $0.3 million for the three months ended June 30, 2015 and approximately $5.1 million for the three months ended June 30, 2014. Aggregate expenses for the development of this product approximate $113.8 million since inception for the project. Our expense obligations for this product candidate were detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Our expenses for this product over such periods consisted primarily of three large clinical trials addressing the efficacy and safety of the product, along with formulation and manufacturing development.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and have incurred approximately $17.9 million in the aggregate since inception of our development of this product candidate. Our expenses for this product candidate over such periods consisted mainly of Phase 2 and Phase 3 trials testing the efficacy of the product and performing a long term safety study.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $0.7 million for the three months ended June 30, 2015 and none for the three months ended June 30, 2014, and have incurred approximately $1.2 million in the aggregate since inception of our development of this product candidate. Our expenses on Buprenorphine Depot Injection have been for development of analytical methods and initial formulations for animal testing.

Selling, General and Administrative Expenses. During the three months ended June 30, 2015 and 2014, general and administrative expenses totaled $13.3 million and $7.3 million, respectively. General and administrative costs include commercialization costs for BUNAVAIL®, legal, accounting and management wages, consulting and professional fees, travel costs, and stock compensation expenses. The increase in general and administrative expenses during the three months ended June 30, 2015 can principally be attributed to the launch of BUNAVAIL® in November 2014 and its ongoing commercialization.

Interest expense, net. During the three months ended June 30, 2015, we had net interest expense of $0.5 million, consisting of $0.4 million of scheduled interest payments and $0.1 million of related amortization of discount and loan costs related to our secured loan facility from Midcap. During the three months ended June 30, 2014 we had net interest expense of $0.5 million, consisting of $0.4 million of scheduled interest payments and $0.2 million of related amortization of discount and loan costs related to MidCap, offset by interest income of $0.03 million.

Derivative loss. There was no derivative related activity during the three months ended June 30, 2015 which compared to a $4.1 million charge to income for the three month ended June 30, 2014 that consisted of free standing warrants measured at their fair market value, using the Black-Scholes model.

Comparison of the six months ended June 30, 2015 and 2014

Product Sales. We recognized $1.5 million in product sales during the six months ended June 30, 2015 from the launch of BUNAVAIL®. There were no product sales during the six months ended June 30, 2014.

Product Royalty Revenues. We recognized $0.7 million and $1.8 million in product royalty revenue during the six months ended June 30, 2015 and 2014, respectively, under our license agreement with Meda. The product royalty revenues can be attributed to a percentage of net sales of the BREAKYL™ product under our license agreement with Meda. The decrease is due to lower sales of BREAKYL™ during the six months ended June 30, 2015 as compared to June 30, 2014. We also recognized $0.07 million in product royalty revenue during the six months ended June 30, 2015 under our license agreement with TTY. There was no such product royalty revenue during the same period ended June 30, 2014.

Research and Development Reimbursements. We recognized $0.9 million and $10.8 million of reimbursable revenue related to our agreement with Endo during the six months ended June 30, 2015 and 2014, respectively. The research and development reimbursements relate to certain research and development expenses, the aggregate of which exceeded $45 million and was related to the BELBUCA™ program and reimbursable from Endo. The decrease is due to the completion of the BELBUCA™ development program during the first quarter of 2015.

Contract Revenues. We recognized $10.4 million and $21.9 million in contract revenue during the six months ended June 30, 2015 and 2014, respectively, under our license agreement with Endo. During the six months ended June 30, 2015, contract revenues included the $10 million milestone earned upon FDA acceptance of filing the NDA. During the six months ended June 30, 2014, contract revenues included the $10 million milestone payment received from Endo associated with a BEMA® Buprenorphine chronic pain Phase 3 study database lock. Also earned during the corresponding period was a second $10 million milestone from Endo associated with a second Phase 3 study database lock. We also recognized $1.1 million and $1.8 million during the six months ended June 30, 2015 and 2014, respectively, in contract revenue related to previously deferred revenue under our license agreement with Meda. We further earned $0.3 million in contract revenue during the six months ended June 30, 2015 under our license agreement with Kunwha. There was no such contract revenue during the same period ended June 30, 2014.

Cost of Sales. We incurred $3.7 million and $1.4 million in cost of sales during the six months ended June 30, 2015 and 2014, respectively. Cost of sales during the six months ended June 30, 2015 was related primarily to BUNAVAIL®, which includes $1.7 million of product cost, lower of cost or market adjustment and depreciation, $0.9 million for batches not meeting specifications and raw material yield loss, $0.2 million in cost of sales related to BREAKYL™, as well as quarterly minimum royalty payments to CDC IV, LLC (or CDC), of $0.8 million. Cost of sales during the six months ended June 30, 2014 was composed of BREAKYL™ cost of sales of $0.3 million as well as quarterly minimum royalty payments to CDC of $0.8 million.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $1.9 million for six months ended June 30, 2015 and approximately $2.4 million for the six months ended June 30, 2014. We have incurred approximately $29.2 million in the aggregate since inception of our development of this product. BUNAVAIL® was approved by the FDA in 2014. Therefore, BUNAVAIL® research and development expenses (i) in 2015 primarily consist of manufacturing process development and (ii) in 2014 primarily consisted of stability work prior to approval.

BELBUCA™

We incurred research and development expenses for BELBUCA™ of approximately $2.4 million for the six months ended June 30, 2015 and approximately $16.9 million for the six months ended June 30, 2014. Aggregate expenses approximate $113.8 million since inception of our development of this product candidate. Our expense obligations for this product candidate were detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Our expenses for this product over such periods consisted primarily of three large clinical trials addressing the efficacy and safety of the product, along with formulation and manufacturing development. The decrease in expenditures in 2015 as compared to the prior year is representative of the natural and expected tapering of research related expenses that coincided with completion of the clinical development program which resulted in filing of the NDA in December 2014.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $5.6 million for the six months ended June 30, 2015 and approximately $3.1 million for the six months ended June 30, 2014, and have incurred approximately $17.9 million in the aggregate since inception of our development of this product candidate. Our expenses for this product candidate over such periods consisted mainly of Phase 2 and Phase 3 trials testing the efficacy of the product and performing a long term safety study.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $0.8 million for the six months ended June 30, 2015 and none for the six months ended June 30, 2014, and have incurred approximately $1.2 million in the aggregate since inception of our development of this product candidate. Our expenses on Buprenorphine Depot Injection have been for development of analytical methods and initial formulations for animal testing, which we began to develop October 2014.

Selling, General and Administrative Expenses. During the six months ended June 30, 2015 and 2014, general and administrative expenses totaled $26.5 million and $11.9 million, respectively. General and administrative costs include commercialization costs for BUNAVAIL™, legal, accounting and management wages, and consulting and professional fees, travel costs, and stock compensation expenses. The increase in general and administrative expenses during the six months ended June 30, 2015 can principally be attributed to the launch of BUNAVAIL™ in November 2014 and its ongoing commercialization.

Interest expense, net. During the six months ended June 30, 2015, we had net interest expense of $0.9 million, consisting of $0.6 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs related to our secured loan facility from Midcap. During the six months ended June 30, 2014 we had net interest expense of $1.1 million, consisting of $0.8 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs related to MidCap, offset by interest income of $0.07 million.

Derivative loss. There was no derivative related activity during the six months ended June 30, 2015 which compared to a $8.9 million charge to income for the six month ended June 30, 2014 that consisted of free standing warrants measured at their fair market value, using the Black-Scholes model.

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

At June 30, 2015, we had cash and cash equivalents of approximately $67.7 million. We used $19.4 million of cash from operations during the six months ended June 30, 2015 and had stockholders’ equity of $34.9 million, versus $54.4 million at December 31, 2014. We expects that we will have sufficient cash to manage our business into mid 2016, although this assumes that we do not accelerate the development of other opportunities available to us or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. This expectation does not account for the potential receipt by us of up to a $50 million milestone payment from Endo, our commercial partner for BELBUCA™, should that product be approved by the FDA.

Additional capital will likely be required to support our ongoing commercialization activities for BUNAVAIL®, the reformulation project for and anticipated commercial relaunch and manufacturing of ONSOLIS®, development of Clonidine Topical Gel and Buprenorphine Depot Injection or other products which we may acquire or license, and general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2015 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,411	$132	$650	$1,044	$585
Secured loan facility	30,000	—	19,000	11,000	—
Purchase obligations**	313	85	228	—	—
Interest on secured loan facility	6,043	1,387	4,158	498	—
Minimum royalty expenses***	6,375	750	3,000	2,625	—

Total contractual cash obligations****	$45,142	$2,354	$27,036	$15,167	$585

*	This amount represents obligations through the end of the calendar year ended December 31, 2015.
**	Purchase obligations are primarily related to long term contracts for minimum services from commercial vendors.

***	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and Athyrium regardless of actual sales.
****	We signed a commercialization agreement with Endo in January 2012. Endo will have worldwide rights to market our BELBUCA™ product. In return for milestone payments and royalties, we are required to conduct and pay for certain clinical trials as outlined in a mutually agreed development plan. These costs will depend on the size and scope of the required trials. The Endo agreement does not specify minimums in terms of the cost of the trials.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2014. There have not been material changes to the critical accounting policies previously disclosed in that report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of the continuing commercial launch of BUNAVAIL™) and royalty or milestone payments, if any, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2014 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

On September 12, 2011, we filed a request for inter partes reexamination in the United States Patent and Trademark Office (USPTO) of MonoSol’s ’588 Patent demonstrating that all claims of such patent were anticipated by or obvious in the light of prior art references, including several prior art references not previously considered by the USPTO, and thus invalid. On September 16, 2011, we filed in court a motion for stay pending the outcome of the reexamination proceedings, which subsequently was granted due to the results of the USPTO proceedings as described below.

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

Inter partes reviews (IPRs), a new USPTO process to review the patentability of one or more claims of patents, was enacted in September, 2012. As such, on June 12, 2013, despite our previously noted success in the prior ex parte reexaminations for the ’292 and ’891 Patents, we availed ourselves of this new process and filed requests for inter partes reviews on the narrowed yet reexamined patents, the ’292 C1 and ’891 C1 Patents, to challenge their validity and continue to strengthen our position. This inter partes review process allows us to actively participate in the reviews and address any of MonoSol’s arguments and representations made during the review process, which heightens our ability to invalidate these patents. On November 13, 2013, the USPTO decided not to institute the two inter partes reviews for the ’891 C1 and ’292 C1 Patents. The USPTO’s decision was purely on statutory grounds and based on a technicality (in that the IPRs were not filed within what the UPSTO determined to be the statutory period) rather than substantive grounds. Thus, even though the inter partes reviews were not instituted, the USPTO decision preserves our right to raise the same arguments at a later time (e.g., during litigation). Regardless, our assertion that our products and technologies do not infringe the original ’292 and ’891 Patents and, now, the reexamined ’891 C1 and ’292 C1 Patents remains the same.

Importantly, in the case of MonoSol’s ’588 Patent, at the conclusion of the reexamination proceedings (and its appeals process), on April 17, 2014, the Patent Trial and Appeal Board (PTAB) issued a Decision on Appeal affirming the Examiner’s rejection (and confirming the invalidity) of all the claims of the ’588 Patent. MonoSol did not request a rehearing by the May 17, 2014 due date for making such a request and did not further appeal the Decision to the Federal Court of Appeals by the June 17, 2014 due date for making such an appeal. Subsequently, on August 5, 2014, the USPTO issued a Certificate of Reexamination cancelling the ‘588 Patent claims.

Based on our original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against us while the third has had all claims rejected by the USPTO, we remain very confident in our original stated position regarding this matter. Thus far, we have proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant our request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. In doing so, the Judge denied MonoSol’s request for full litigation proceedings (including, for example, discovery and claim construction proceedings). We filed our motion for summary judgment on March 13, 2015 and briefing took place during March. The Court indicated it would rule on our summary judgment motion without an oral hearing. We expect a decision during the second half of 2015. Based upon the outcome from reexaminations and the Court’s grant of our request for the proceedings to move directly to a motion for summary judgment, we believe we will prevail and the case will be dismissed. However, if this does not occur and the case proceeds to trial, we will continue to defend this case vigorously and seek a dismissal at trial. Ultimately, whether now with the motion for summary judgment proceedings or later with trial proceedings, we anticipate that MonoSol’s claims against us will be rejected.

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

On September 20, 2014, based upon our position and belief that our BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, we proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North (EDNC) Carolina, requesting the Court to make a determination that our BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. The RB Plaintiffs may now request rehearing or appeal to the Federal Circuit. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which we filed comments. We are awaiting a further decision from the Board, which we have no reason to believe will be inconsistent with the original decision rendered in March 2015. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, we believe these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, we filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, we also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against us (and our commercial partner) relating to our BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (‘167 Patent). As with prior actions by the RB Plaintiffs, we believe this is another anticompetitive attempt by the RB

Plaintiffs to distract our efforts from commercializing BUNAVAIL®. We strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, we filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against our commercial partner. The Court issued an opinion on July 21, 2015 granting our motion to transfer the venue to the EDNC, but denying our motion to dismiss in its entirety as moot. We will continue to vigorously prosecute this case in the EDNC.

In a related matter, on October 28, 2014, we filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and we filed a request for rehearing for the non-instituted IPR. A final decision on the instituted ‘167 IPRs is expected in May 2016.

On January 22, 2014, MonoSol filed a Petition for IPR on US Patent No. 7,579,019 (the ‘019 Patent). The Petition asserted that the claims of the ‘019 Patent are alleged to be unpatentable over certain prior art references. The IPR was instituted on August 6, 2014. An oral hearing was held in April 2015 and a decision upholding all 7 claims was issued August 5, 2015. MonoSol may request rehearing to the USPTO or they may appeal the decision to the Federal Circuit. We will continue to vigorously defend our ‘019 patent if this favorable IPR decision is appealed.

Item 1A. Risk Factors.

The Company hereby updates its risk factors to update the following risk factor relating to its May 2015 amended and restated secured loan facility of $30 million with MidCap Financial.

Our amended and restated credit and security Agreement with MidCap Financial Trust (or MidCap) contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect under our Credit Agreement if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

In May 2015, we entered into a $30 million amended and restated credit and secured loan facility with MidCap. The credit agreement is a restatement, amendment and modification of a prior credit and security agreement, dated as of July 5, 2013 between us and MidCap, and certain lenders thereto. The credit agreement restructures, renews, extends and modifies the obligations under the prior agreement and the other financing documents executed in connection with the prior agreement. The amount of principal under the prior loan, which was included as part of the Loan, was approximately $9.3 million. We received net loan proceeds in the aggregate amount of approximately $20.1 million. The agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness;
•	enter into a merger, consolidation or certain change of control events without complying with the terms of the credit agreement;
•	change the nature of our business;
•	change our organizational structure or type;
•	amend, modify or waive any of our material agreements or organizational documents;
•	grant certain types of liens on our assets;
•	make certain investments;
•	pay cash dividends;
•	enter into certain transactions with affiliates; and

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 10, 2015	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary, Treasurer and Chief Financial Officer (Principal Accounting Officer)

S-1