Form 10-Q
period 2015-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2015-11-09
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 52,680,799 shares of company Common Stock issued and 52,665,308 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$54,429	$70,472
Accounts receivable, net	1,406	3,141
Inventory	1,887	1,828
Prepaid expenses and other current assets	3,609	2,882

Total current assets	61,331	78,323

Property and equipment, net	4,261	3,890
Goodwill	2,715	2,715
Other intangible assets, net	3,498	4,226

Other assets	610	157

Total assets	$72,415	$89,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,973	$14,429
Notes payable, current maturities	4,000	8,000
Deferred revenue, current	7,236	6,772

Total current liabilities	26,209	29,201

Notes payable, less current maturities, net	25,679	4,173
Deferred revenue, long-term	—	841
Other long-term liabilities	825	700

Total liabilities	52,713	34,915

Commitments and contingencies (Notes 6, 7 and 10)	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,093,155 and 2,139,000 shares of Series A Non-Voting Convertible Preferred Stock outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Common Stock, $.001 par value; 75,000,000 shares authorized; 52,655,369 and 51,603,070 shares issued; 52,639,878 and 51,587,579 shares outstanding at September 30, 2015 and December 31, 2014, respectively	53	52
Additional paid-in capital	273,069	259,920
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(253,375)	(205,531)

Total stockholders’ equity	19,702	54,396

Total liabilities and stockholders’ equity	$72,415	$89,311

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product sales	$1,155	$—	$2,665	$—
Product royalty revenues	25	12	689	1,858
Research and development reimbursements	55	1,298	909	12,067
Contract revenues	—	513	11,759	22,472

Total Revenues:	1,235	1,823	16,022	36,397

Cost of sales	1,699	463	5,443	1,875

Expenses:
Research and development	4,473	6,770	15,527	29,376
General and administrative	14,715	13,648	41,185	25,533

Total Expenses:	19,188	20,418	56,712	54,909

Loss from operations	(19,652)	(19,058)	(46,133)	(20,387)
Interest expense, net	(785)	(515)	(1,732)	(1,589)
Derivative loss	—	(5,685)	—	(14,631)
Other (expense) income, net	(2)	2	21	35

Net loss	$(20,439)	$(25,256)	$(47,844)	$(36,572)

Basic and diluted loss per share:	$(0.39)	$(0.51)	$(0.92)	$(0.77)

Weighted average common stock shares outstanding:	52,542,715	49,555,815	52,286,757	47,391,040

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2015	2,139,000	$2	51,603,070	$52	$259,920	$(47)	$(205,531)	$54,396
Stock-based compensation	—	—	—	—	12,703	—	—	12,703
Restricted stock awards	—	—	857,677	1	(1)	—	—	—
Exercise of stock options	—	—	148,493	—	480	—	—	480
Exercise of warrants	—	—	284	—	1	—	—	1
Short swing profit return	—	—	—	—	6	—	—	6
Conversion of preferred shares to common shares	(45,845)	—	45,845		—	—	—	—
Equity financing costs	—	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	—	—	—	(47,844)	(47,844)

Balances, September 30, 2015	2,093,155	$2	52,655,369	$53	$273,069	$(47)	$(253,375)	$19,702

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net loss	$(47,844)	$(36,572)
Depreciation	248	55
Accretion of debt discount	400	482
Amortization of intangible assets	728	728
Derivative loss	—	14,631
Stock-based compensation expense	12,703	4,857
Changes in assets and liabilities:
Accounts receivable	1,734	2,589
Inventories	(59)	(2,024)
Prepaid expenses and other assets	(727)	(805)
Accounts payable and accrued expenses	477	2,978
Deferred revenue	(377)	2,282

Net cash flows from operating activities	(32,717)	(10,799)

Investing activities:
Purchase of equipment	(619)	(1,554)

Net cash flows from investing activities	(619)	(1,554)

Financing activities:
Proceeds from sales of securities	—	70,718
Equity financing costs	(40)	—
Proceeds from exercise of stock options	480	4,573
Proceeds from exercise of common stock warrants	1	4,931
Payment on note payable	(3,335)	(5,333)
Proceeds from notes payable	20,667	—
Payment of deferred financing fees	(486)	—
Return of short swing profits	6	82

Net cash flows from financing activities	17,293	74,971

Net change in cash and cash equivalents	(16,043)	62,618
Cash and cash equivalents at beginning of year	70,472	23,176

Cash and cash equivalents at end of period	$54,429	$85,794

Cash paid for interest	$1,201	$1,065

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

Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of results for the full year or any other future periods.

As used herein, the Company’s common stock, par value $.001 per share, is referred to as the “Common Stock.”

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

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. There were no allowances recorded at September 30, 2015.

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

Revenue recognition

Product Sales- During the quarter ended September 30, 2015, the Company generates revenue from sales of one product, BUNAVAIL® (buprenorphine and naloxone) buccal film (CIII), which is indicated for the maintenance treatment of opioid dependence and which the Company is self-commercializing. The Company recognizes revenue from its product sales upon transfer of title, which occurs when product is received by its customers. The Company sells its product primarily to large national wholesalers, which have the right to return the products they purchase. The Company is required to reasonably estimate the amount of future returns at the time of revenue recognition. The Company recognizes product sales net of estimated allowances for rebates, price adjustments, chargebacks, prompt payment and other discounts. When the Company cannot reasonably estimate the amount of future product returns, it defers revenues until the risk of product return has been substantially eliminated.

As of September 30, 2015 and December 31, 2014, the Company had $1.2 million and $0.8 million of deferred revenue related to sales of BUNAVAIL® to wholesalers for which future returns could not be reasonably estimated at the time of sale. Deferred revenue is recognized when the product is sold to the end user, based upon prescriptions filled. To estimate product sold to end users, the Company relies on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sales to customers. Deferred revenue is recorded net of estimated allowances for rebates, price adjustments, chargebacks, prompt payment and other discounts. Estimated allowances are included in accounts payable and accrued liabilities in the accompanying balance sheets as of September 30, 2015 and December 31, 2014 (Note 4).

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

Deferred Cost of Sales

The Company defers its cost of sales in connection with BUNAVAIL® sales at time of ex-factory sales. These costs are recognized when the product is sold to the end user. The Company had $1.1 million and $0.7 million of deferred costs of sales at September 30, 2015 and December 31, 2014, respectively, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

Cost of Sales

The cost of sales attributable to the production of BUNAVAIL® includes raw materials, production costs at our two contract manufacturing sites, quality testing directly related to the product, and depreciation on equipment that we have purchased to produce BUNAVAIL®. It also includes any batches not meeting specifications and raw material yield loss. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized as actual product is sold through to the end user. During the three and nine months ended September 30, 2015, the Company wrote down $0.3 million and $0.8 million, respectively, of inventory to lower of cost or market, which is recorded as cost of sales in the accompanying condensed consolidated statement of operations. No such adjustments were made during the comparable periods in 2014.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017 to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.	Liquidity and management’s plans:

At September 30, 2015, the Company had cash and cash equivalents of approximately $54.4 million. The Company used $32.7 million of cash from operations during the nine months ended September 30, 2015 and had stockholders’ equity of $19.7 million at September 30, 2015, versus $54.4 million at December 31, 2014. The Company expects that it has sufficient cash to manage the business into approximately the middle of 2017, although this estimation assumes that the Company does not accelerate the development of existing, or acquire other, drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. This estimation also includes the anticipated receipt by the Company of a $50 million milestone payment, less approximately $6 million of cumulative pre-payments received and recorded in deferred revenue current in the accompanying condensed consolidated balance sheet from Endo Pharmaceuticals Inc., a subsidiary of Endo International plc (“Endo”), the Company’s commercial partner for BELBUCA™ (CIII) (buprenorphine HCl) which was approved by the U.S. Food and Drug Administration (“FDA”) on October 23, 2015 (see notes 6 and 11).

Additional capital may be required to support the Company’s ongoing commercialization activities for BUNAVAIL®, the anticipated commercial relaunch of ONSOLIS®, the continued development of Clonidine Topical Gel and Buprenorphine Depot Injection or other products which may be acquired or licensed by the Company, and for general working capital requirements. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

3.	Inventory:

The following table represents the components of inventory as of:

	September 30, 2015	December 31, 2014
Raw materials & supplies	$489	$544
Work-in-process	1,239	523
Finished goods	159	761

Total inventories	$1,887	$1,828

4.	Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	September 30, 2015	December 31, 2014
Accounts payable	$8,247	$9,072
Accrued price adjustments	1,662	1,094
Accrued rebates	838	231
Accrued chargebacks	47	14
Accrued compensation and benefits	1,691	945
Accrued royalties	414	770
Accrued other	2,074	2,303

Total accounts payable and accrued expenses	$14,973	$14,429

5.	Property and Equipment:

Property and equipment, summarized by major category, consist of the following as of:

	September 30, 2015	December 31, 2014
Idle equipment	$4,971	$4,432
Machinery & equipment	580	680
Computer equipment & software	395	344
Office furniture & equipment	194	110
Leasehold improvements	53	9

Total	6,193	5,575

Less accumulated depreciation	(1,932)	(1,685)

Total property, plant & equipment, net	$4,261	$3,890

Depreciation expense for the nine month periods ended September 30, 2015 and September 30, 2014, was approximately $0.2 million and $0.06 million, respectively. Depreciation expense for the three month periods ended September 30, 2015 and September 30, 2014, was approximately $0.08 million and $0.03 million, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

6.	License and Development Agreements:

The Company has periodically entered into license and development agreements to develop and commercialize its products. The arrangements typically are multi-deliverable arrangements that are funded through upfront payments, milestone payments, royalties and other forms of payment to the Company. The Company’s most significant license and development agreements are as follows:

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

The Company determined that, upon inception of both the U.S. and EU Meda arrangements, all deliverables were considered one combined unit of accounting. As such, all cash payments from Meda that were related to these deliverables were initially recorded as deferred revenue. Upon commencement of the license term (date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were delivered to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue in fiscal year 2009. On January 27, 2015, the Company announced that it had entered into an assignment and revenue sharing agreement with Meda to return to the Company the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following return of the US marketing authorization from Meda, the Company submitted a prior approval supplement for the new formulation to the FDA in March 2015 that was approved in July 2015. Efforts to extend the Company’s supply agreement with the manufacturer, Aveva, who is now a subsidiary of Apotex, Inc. (“Apotex”), have been unsuccessful up to this point and the agreement expired on October 15, 2015. However, the Company is still in discussion with Aveva/Apotex regarding the manufacture of ONSOLIS®. In addition, the Company has identified an alternate supplier and requested guidance from the FDA on the specifics required for obtaining approval to supply product from this new vendor. This will in part help the Company to better determine when ONSOLIS® may be available to the marketplace and to allow the Company to move closer to a commercial partnership arrangement. U.S. related deferred revenue of $0.2 million and $0.5 million was recorded as contract revenue during the three and nine months ended September 30, 2014, respectively. Also, in connection with the return of the U.S. marketing authorization by Meda to the Company in January 2015, the remaining U.S.-related deferred revenue of $1.0 million was recorded as contract revenue during the nine months ended September 30, 2015. No such revenue was recorded for the three months ended September 30, 2015.

Endo License and Development Agreement

In January 2012, the Company entered into a License and Development Agreement with Endo pursuant to which the Company granted Endo an exclusive commercial world-wide license to develop, manufacture, market and sell the Company’s BELBUCA™ product and to complete U.S. development of such product candidate for purposes of seeking FDA approval (the “Endo Agreement”). BELBUCA™ is for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

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

Pursuant to the Endo Agreement, the Company has received (or is expected to receive upon satisfaction of applicable conditions) the following payments (some portion(s) of which will be utilized by the Company to support its development obligations under the Endo Agreement with respect to BELBUCA™):

•	$30 million non-refundable upfront license fee (earned in January 2012);

•	$15 million for enhancement of intellectual property rights (earned in May 2012);

•	$20 million for full enrollment in two clinical trials ($10 million earned in January 2014 and $10 million earned in June 2014);

•	$10 million upon FDA acceptance of filing NDA (earned in February 2015);

•	$50 million upon regulatory approval (earned in October 2015);

•	up to an aggregate of $55 million based on the achievement of four separate post-approval sales thresholds; and

•	sales-based royalties in a particular percentage range on U.S. sales of BELBUCA™, and royalties in a lesser range on sales outside the United States, subject to certain restrictions and adjustments.

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

Endo License and Development Agreement (continued)

services would extend into the first half of 2015. Such services were completed by March 2015 and resulted in the recognition of $0.4 million during the nine months ended September, 30, 2015 in the accompanying condensed consolidated statements of operations. There was no contact revenue recognized during the three months ended September 30, 2015. There was $0.5 million and $2.3 million recognized as contract revenue during the three and nine months ended September 30, 2014, respectively.

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

The remaining milestone payments are expected to be recognized as revenue as they are achieved, except that one milestone is contingently refundable for a period of time. Revenue related to such contingently refundable milestone is expected to be recognized as refund provisions, as described in the Endo Agreement, expire. Sale threshold payments and sales-based royalties will be recognized as they accrue under the terms of the Endo Agreement.

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

Beginning in March 2014, total reimbursable contractor costs exceeded a set threshold, at which point all such expenses are to be borne at a rate of 50% by Endo and 50% by the Company. Endo has continued to reimburse the Company for 100% of such costs, with 50% thereof to be taken by Endo as a credit against potential future milestones associated with achievement of certain regulatory events. As of September 30, 2015, the Company has recorded approximately $6 million of such cumulative payment in deferred revenue current in the accompanying condensed consolidated balance sheet. It is anticipated that such credit amount will be deducted from the $50 million regulatory approval milestone earned by the Company in October 2015 (see below and note 11). During the nine months ended September 30, 2015 and September 30, 2014, the Company recognized $0.9 million and $12.1 million, respectively, of reimbursable expenses related to the Endo Agreement, which is recorded as research and development reimbursement revenue on the accompanying condensed consolidated statement of operations. During the three months ended September 30, 2015 and September 30, 2014, the Company recognized $0.06 million and $1.3 million, respectively, of reimbursable expenses related to its Endo agreement, which is recorded as research and development reimbursement revenue on the accompanying condensed consolidated statement of operations.

On December 23, 2014, the Company and Endo announced the submission of a NDA for BELBUCA™ to the FDA, which was accepted February 23, 2015. On October 26, 2015, the Company and Endo announced that the FDA approved BELBUCA™ (on October 23, 2015). FDA approval of BELBUCA™ triggered a milestone payment to the Company from Endo of $50 million pursuant to the Endo Agreement, less approximately $6 million of cumulative pre-payments received and recorded in deferred revenue current in the accompanying condensed consolidated balance sheet. The Company expects to receive payment of such milestone prior to the end of 2015.

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

The Company is required to make the following payments to Arcion:

•	$2.5 million upon filing and acceptance by the FDA of an NDA with respect to an Arcion Product, which will be payable, at the Company’s option, in cash or unregistered shares of Common Stock (with such shares being subject to a nine month lock-up and certain limitations on sale thereafter); and

•	up to a potential $60 million in cash payments upon achieving certain pre-determined sales thresholds in the U.S., none of which occur prior to achieving at least $200 million in U.S. net sales.

In addition, the Company shall pay Arcion $35 million in cash on initial FDA approval of an Arcion Product, unless: (i) the Company does not receive at least $70 million in FDA approval-related milestone payments from its US sublicensees (if any sublicenses are involved) with respect to the Arcion Product, in which case the Company shall pay Arcion a prorated amount between $17.5 million and $35 million based on the total amount of such milestone payments received by the Company and its affiliates from its sublicenses (if any sublicenses are involved); or (ii) the FDA requires or recommends the performance of a capsaicin challenge test (to see if C-fiber function is present in the skin by determining if subjects experience pain, and to determine pain intensity if present) as a precondition or precursor to the prescribing of the Arcion Product (as a condition of approval, a labeling requirement, or otherwise), in which case such milestone shall be reduced to $17.5 million, but the first and second sales threshold payments (as part of the $60 million in cash payments ) described above shall each be increased by $8 million.

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

On March 30, 2015, the Company announced that the primary efficacy endpoint in its initial Phase 3 clinical study of Clonidine Topical Gel compared to placebo for the treatment of PDN did not meet statistical significance. Analyses of the trial results indicated significant differences in patient response between centers and among patient subpopulations. Based on review of these analyses with statistical and clinical consultants, the Company has elected to initiate an additional placebo-controlled study with entry criteria and design features that attempt to control for the challenges of assay sensitivity and accuracy of pain assessment in diabetic patients with neuropathic pain. The additional study is planned to start in fourth quarter of 2015. During the first half of 2016, the Company will be discussing the design of this study with the European Medicines Agency to assess its adequacy as the single study required for EU submission.

Evonik Development and Exclusive License Option Agreement:

On October 27, 2014, the Company entered into a definitive Development and Exclusive License Option Agreement (the “Development Agreement”) with Evonik Corporation, (“Evonik”) to develop and commercialize an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence (the “Evonik Product”). Under the Development Agreement, the Company also has the right to pursue development of the Evonik Product for pain management.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

7.	License Obligations (continued):

Evonik Development and Exclusive License Option Agreement (continued):

Under the Development Agreement, Evonik has also granted to the Company two exclusive options to acquire exclusive worldwide licenses, with rights of sublicense, to certain patents and other intellectual property rights of Evonik to develop and commercialize certain products containing buprenorphine. If such options are exercised, such licenses would be memorialized in the Evonik License Agreement (as defined below).

Pursuant to the Development Agreement, Evonik is responsible for using commercially reasonable efforts to develop a formulation for the Evonik Product in accordance with a work plan mutually agreed upon by the parties (the “Evonik Project”). Should the Evonik Project proceed past the formulation stage, Evonik also has the right to manufacture clinical and commercial supplies of Evonik Product, such manufacturing arrangement to be negotiated by the parties in good faith in a formal License and Supply Agreement(s) (the “Evonik License Agreement”), with such Evonik License Agreement covering Evonik’s intellectual property rights to be entered into between the parties if certain conditions are met and terms are mutually agreed upon.

Should Evonik and the Company enter into the License Agreement following the attainment of a Phase 1 ready formulation of the Evonik Product for one or both of the opioid dependence or pain management indications, the Company would pay Evonik a non-refundable, non-creditable one-time payment in conjunction with certain future regulatory filings and approvals and royalties on net sales of the Evonik Product.

The Development Agreement contains customary termination provisions, and the Company may additionally terminate the Development Agreement at any time after the completion of certain enumerated tasks as provided in the Development Agreement, for any reason or no reason, by providing written notice of termination to Evonik. Upon termination of the Development Agreement, Evonik will be paid any amounts owed to Evonik in accordance with the estimated budget for work performed under the Development Agreement through the effective date of termination, including any reasonable, documented, non-cancelable third party costs and any reasonable, documented wind-down costs reasonably incurred by Evonik in connection with the Evonik Project. Should the Company terminate for reasons other than for a material, uncured breach by Evonik or Evonik’s bankruptcy, Evonik shall have the right to use any and all data and intellectual property generated under the Evonik Project for any purpose.

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

The Loan has a term of 42 months, with interest only payments for the first 12 months. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at September 30, 2015), with straight line amortization of principal payments commencing on June 1, 2016, in an amount equal to $1 million per month. Upon execution of the Credit Agreement, the Company paid to MidCap a closing fee from the prior loan of approximately $0.4 million. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 2.75% of the aggregate Loan amount. The 2.75% exit fee has been recorded as deferred loan costs, the current portion of which is included in prepaid expenses and other current assets and the long-term portion in other assets and is being amortized over the life of the loan. The amounts payable are recorded as other long-term liabilities.

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

Under the Credit Agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including, but not limited to, the obligations of the Company to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver quarterly and annual financial statements to MidCap, (iv) maintain insurance, property and books and records, (v) discharge all taxes, (vi) protect their intellectual property and (vii) generally protect the collateral granted to MidCap.

The Company is also subject to negative covenants customary for financings of this type, including, but not limited to, that they may not: (i) enter into a merger or consolidation or certain change of control events without complying with the terms of the Credit Agreement, (ii) incur liens on the collateral, (iii) incur additional indebtedness, (iv) dispose of any property, (v) amend material agreements or organizational documents, (vi) change their business, jurisdictions of organization or their organizational structures or types, (vii) declare or pay dividends (other than dividends payable solely in Common Stock), (viii) make certain investments or acquisitions except under certain circumstances as set forth in the Credit Agreement, or (ix) enter into certain transactions with affiliates, in each case subject to certain exceptions provided for in the Credit Agreement. Notwithstanding the foregoing, the Credit Agreement amends certain negative covenants contained in the Prior Agreement such that (i) licensing and acquisitions are added as permitted business activities of the Company and (ii) the Company is no longer required to obtain the prior written consent of MidCap for any in-licensing, product or entity acquisitions by the Company by way of merger or consolidation, so long as no event of default has occurred and certain financial metrics are adhered to.

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

The balance of the Loan as of September 30, 2015 is $29.7 million, and is recorded in the accompanying condensed consolidated balance sheet, net of unamortized discount of $0.3 million.

9.	Stockholders’ Equity:

Stock-based compensation

During the nine months ended September 30, 2015, a total of 480,818 options to purchase Common Stock, with an aggregate fair market value of approximately $2.8 million, were granted to Company employees and contractors. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.

The Company’s stock-based compensation expense is allocated between research and development and selling, general and administrative as follows:

	Three months ended,		Nine months ended,
Stock-based compensation expense	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Research and Development	$1.1	$ -	$3.1	$ -
Selling, General and Administrative	$3.9	$2.4	$9.6	$4.9

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2015 follows:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

9.	Stock-based compensation (continued):

Expected price volatility	72.81% -73.32%
Risk-free interest rate	1.43%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the nine months ended September 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,196,100	$4.32
Granted	480,818	9.28
Exercised	(160,050)	3.46
Forfeitures	(194,490)	12.94

Outstanding at September 30, 2015	3,322,378	$5.47	$4,628

As of September 30, 2015, options exercisable totaled 2,537,534. There was approximately $34 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2018.

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. During the nine months ended September 30, 2015, the remaining 284 outstanding warrants were exercised at a price of $3.12 per share.

Earnings Per Share

During the nine months ended September 30, 2015 and 2014, outstanding stock options, RSUs, warrants and convertible preferred stock of 9,743,687 and 8,896,955, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

Recovery of Stockholder Short Swing Profit

In February 2015, an executive officer of the Company paid a total of approximately $0.006 million to the Company, representing the disgorgement of short swing profits under Section 16(b) under the Exchange Act. The amount was recorded as additional paid-in capital.

Restricted Stock Units

During the three and nine months ended September 30, 2015, 319,296 and 2,421,911 RSUs, respectively, were granted to members of the Company’s executive officers, board of directors and employees, with a fair market value of approximately $2.8 million and $32.8 million, respectively. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years for executive officers and employees, and vest half now and half in the following year for the board of directors. Restricted stock activity during the nine months ended September 30, 2015 was as follows:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

9.	Stock-based compensation (continued):

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2015	2,849,076	$6.08
Granted:
Executive officers	2,102,615	14.63
Directors	150,000	9.31
Employees	169,296	8.03
Vested	(857,677)	13.06
Forfeitures	(85,156)	12.29

Outstanding at September 30, 2015	4,328,154	$10.09

10.	Commitments and contingencies:

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

Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant the Company’s request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. On September 25, 2015, the Honorable Freda L. Wolfson granted the Company’s motion for summary judgment and ordered the case closed. The Company was found to be entitled to absolute intervening rights as to both patents in suit, the ‘292 and ‘891 patents and the Company’s ONSOLIS® product is not liable for infringing the patents prior to July 3, 2012 and August 21, 2012, respectively. In October 2015, MonoSol appealed the decision of the court to the Federal Circuit. The Company has no reason to believe the outcome will be different and will vigorously defend the appeal. In addition, the possibility exists; however, that MonoSol could file another suit alleging infringement of the ‘292 and ’891 patents. The Company believes ONSOLIS® and the Company’s other products relying on the BEMA® technology, including BUNAVAIL® and BELBUCA™, do not infringe any amended, reexamined claim from either patent after those dates.

Litigation Related To BUNAVAIL®

On October 29, 2013, Reckitt Benckiser, Inc. RB Pharmaceuticals Limited, and MonoSol RX, LLC (collectively, the “RB Plaintiffs”) filed an action against the Company relating to the Company’s BUNAVAIL® product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL® is a method of treatment for opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL®, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832). The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit.

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

burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 Inter Partes Review (IPR) was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. In August 2015, the RB Plaintiffs filed an appeal to the Federal Circuit. The Company will vigorously defend this appeal at the Federal Circuit. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the Patent Trial and Appeal Board (PTAB) in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which the Company filed comments. The Company is awaiting a further decision from the Board, which the Company has no reason to believe will be inconsistent with the original decision rendered in March 2015. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, the Company believes these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, the Company filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, the Company also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and the Company’s commercial partner) relating to its BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (‘167 Patent). As with prior actions by the RB Plaintiffs, the Company believes this is another anticompetitive attempt by the RB Plaintiffs to distract the Company’s efforts from commercializing BUNAVAIL®. The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, the Company filed motions to transfer the case from New Jersey to North Carolina and to dismiss the case against the Company’s commercial partner. The Court issued an opinion on July 21, 2015 granting the Company’s motion to transfer the venue to the Eastern District of North Carolina (EDNC), but denying the Company’s motion to dismiss in its entirety as moot. The Company will continue to vigorously defend this case in the EDNC.

In a related matter, on October 28, 2014, the Company filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and the Company filed a request for rehearing for the non-instituted IPR. A final decision on the instituted ‘167 IPRs is expected in May 2016.

On January 22, 2014, MonoSol filed a Petition for IPR on US Patent No. 7,579,019 (the ‘019 Patent). The Petition asserted that the claims of the ‘019 Patent are alleged to be unpatentable over certain prior art references. The IPR was instituted on August 6, 2014. An oral hearing was held in April 2015 and a decision upholding all seven claims was issued August 5, 2015. In September 2015, MonoSol requested that the USPTO rehear the IPR. The Company will continue to vigorously defend its ‘019 patent. The Company expects the USPTO to issue a decision in the fourth quarter of 2015.

11.	Subsequent events:

On October 26, 2015, the Company and Endo announced that the FDA approved BELBUCA™ (on October 23, 2015) for use in patients with chronic pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative treatment options are inadequate. FDA approval of BELBUCA™ has triggered a milestone payment to the Company from Endo of $50 million pursuant to the Endo Agreement, less approximately $6 million of cumulative pre-payments received and recorded in deferred revenue current in the accompanying condensed consolidated balance sheet.

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

Our strategy is to:

•	Focus our commercial and development efforts in the areas of pain management and addiction within the U.S. pharmaceutical marketplace;

•	Identify and acquire rights to products that we believe have potential for near-term regulatory approval through the FDA’s 505(b)(2) approval process or are already approved;

•	Market our products through specialty sales teams by primarily focusing on high-prescribing U.S. physicians in pain and addiction.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

Third Quarter 2015 Highlights

•	On July 2, 2015, we filed a shelf registration statement which registered up to $150 million of our securities for potential future issuance, and such registration statement was declared effective on July 13, 2015. Concurrent with the filing of such registration statement, we established an “at-the-market” offering program utilizing the universal shelf registration for up to $40 million of Common Stock.

•	On August 13, 2015, we announced the approval by the FDA of a Supplemental New Drug Application (sNDA) for a new formulation of ONSOLIS® CII for the management of breakthrough pain in patients with cancer who are opioid tolerant. The new formulation was submitted to address previously announced appearance-related changes. Approval of this new formulation is expected to allow ONSOLIS® to return to the U.S. market sometime in 2016.

•	On September 8, 2015, we secured a two-year contract with Tennessee Medicaid, also referred to as TennCare, making BUNAVAIL® (buprenorphine and naloxone buccal film, CIII) the only buprenorphine/naloxone treatment for opioid dependence with preferred coverage status on TennCare’s preferred drug list (PDL). Preferred coverage status for BUNAVAIL® means that all patients will receive BUNAVAIL®, with the exception that non-preferred products can be used only following trial and failure, contraindication or intolerance to the preferred product, BUNAVAIL®. The TennCare contract begins October 1, 2015.

Opportunities and Trends

Our franchise currently consists of five products. As of the date of this report, two products are approved by the FDA and three of in development. Three of these five products utilize our patented BEMA® thin film drug delivery technology.

ONSOLIS® is approved in the U.S., Canada, EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant adult patients with cancer. The commercial rights to ONSOLIS® are licensed to Meda for all territories worldwide except for Taiwan (licensed to TTY) and South Korea (licensed to Kunwha).

Our second product using the BEMA® technology is BUNAVAIL® (buprenorphine and naloxone) buccal film, which was approved by the FDA in June 2014 for the maintenance treatment of opioid dependence. We are commercializing BUNAVAIL® ourselves and launched the product during the fourth quarter of 2014. As with all other buprenorphine containing products for opioid dependence, the approval of BUNAVAIL® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL® on QT prolongation (i.e., an abnormal lengthening of the heartbeat). The clinical study results must be reported to the FDA by the end of 2016.

Our third product using the BEMA® technology, BELBUCA™, is for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product is licensed on a worldwide basis to Endo. On October 26, 2015, we announced, along with our partner Endo Pharmaceuticals Inc. (Endo), that the FDA approved BELBUCA™ (on October 23, 2015). The FDA approval of BELBUCA™ has triggered a milestone payment to us from Endo of $50 million pursuant to the 2012 worldwide license and development agreement between BDSI and Endo for the development and commercialization of BELBUCA™, less approximately $6 million of cumulative pre-payments received. It is anticipated that BELBUCA™ may become commercially available in the U.S. during the first quarter of 2016, which may trigger additional milestone payments from Endo in the future if certain sales milestones are met. We may also be entitled to receive tiered royalties on net sales of BELBUCA™ that start in the mid-teens.

Our fourth product is Clonidine Topical Gel, which is currently in Phase 3 development for the treatment of painful diabetic neuropathy (or PDN), which we licensed from Arcion in March 2013. In June 2014, we announced the completion of patient enrollment for our Phase 3 study of Clonidine Topical Gel. In August 2014, we announced our completion of a pre-specified interim analysis of the ongoing initial pivotal Phase 3 trial for Clonidine Topical Gel, at which point we re-opened enrollment to complete recruitment. On March 30, 2015, we announced that the primary efficacy endpoint in our initial Phase 3 clinical study of Clonidine Topical Gel compared to placebo for the treatment of PDN did not meet statistical significance. Analyses of the trial results indicated significant differences in patient response between centers and among patient subpopulations. Based on review of these analyses with statistical and clinical consultants, we have elected to initiate an additional placebo-controlled study with entry criteria and design features that attempt to control for the challenges of assay sensitivity and accuracy of pain assessment in diabetic patients with neuropathic pain. The additional study is planned to start in fourth quarter of 2015. During the first half of 2016, we will be discussing the design of this study with the European Medicines Agency to assess its adequacy as the single study required for EU submission.

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

As we focus on the growth of our existing products and other product candidates, we also continue to position ourselves to execute upon the licensing and acquisition opportunities that will facilitate future growth. Our organization is fully committed to this effort, and we believe we will be successful in executing upon our corporate strategy in ways that will provide this future growth.

In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our alliance and partner relationships. We believe these actions, combined with the experience and expertise of our management team, position us well to deliver future growth of our revenue and income.

We expect to continue our research and development of pharmaceutical products and related drug delivery technologies, some of which will be funded by our commercialization agreements. We will continue to seek additional license agreements, which may include upfront payments. We anticipate that funding for the next several years will come primarily from milestone payments and royalties from Meda and Endo, revenues from sales of BUNAVAIL®, potential sales of securities and collaborative research agreements, including those with pharmaceutical companies.

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

On January 27, 2015, we announced that we had entered into an assignment and revenue sharing agreement with Meda to return to us the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following the return of the US marketing authorization from Meda, we submitted a prior approval supplement for the new formulation to the FDA in March 2015 obtained approval from the FDA in July 2015.

Efforts to extend our supply agreement with our ONSOLIS® manufacturer, Aveva, which is now a subsidiary of Apotex, Inc. (“Apotex”), have been unsuccessful up to this point and the agreement expired on October 15, 2015. However, we are still in discussions with Aveva/Apotex regarding the manufacture of ONSOLIS®. In addition, we have identified an alternate supplier and requested guidance from the FDA on the specifics required for obtaining approval to supply product from this new vendor. This will in part help us to better determine when ONSOLIS® may be available to the marketplace and help assist us as we seek a new commercial partnership arrangement for this product.

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

Product Sales. We recognized $1.2 million in product sales during the three months ended September 30, 2015 from the launch of BUNAVAIL®. There were no product sales during the three months ended September 30, 2014, as we had not yet launched our BUNAVAIL® product.

Product Royalty Revenues. We recognized $0.03 million and $0.01 million in product royalty revenue during the three months ended September 30, 2015 and 2014, respectively, under our license agreement with Meda. The product royalty revenues can be attributed to a percentage of net sales of the BREAKYL™ product under our license agreement with Meda. The increase is due to higher sales of BREAKYL™ during the three months ended September 30, 2015 as compared to September 30, 2014.

Research and Development Reimbursements. We recognized $0.06 million and $1.3 million of reimbursable revenue related to our agreement with Endo during the three months ended September 30, 2015 and 2014, respectively. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceed $45 million and are related to the BELBUCA™ program and reimbursable from Endo. The decrease is due to the completion of the BELBUCA™ development program during the first half of 2015.

Contract Revenues. There was no contract revenue during the three months ended September 30, 2015. Contract revenue of $0.5 million related to the Endo license agreement, was recognized during the three months ended September 30, 2014. All remaining U.S. deferred revenue related to Meda was recognized during Q1 2015, with the reacquisition of U.S. rights from Meda. The remaining corresponding revenue associated with Meda EU rights was recognized in Q2 2015.

Cost of Sales. We incurred $1.7 million and $0.5 million in cost of sales during the three months ended September 30, 2015 and 2014, respectively. Cost of sales during the three months ended September 30, 2015 was related primarily to BUNAVAIL®. Amounts include product cost, the lower of cost or market adjustment and depreciation, recovery for batches not meeting specifications and raw material yield loss. Also included in the 2015 period were cost of sales related to BREAKYL™ and quarterly minimum royalty payments of $0.4 million to CDC IV, LLC and NB Athyrium LLC (or CDC), which provided early funding for this product. Cost of sales during the three months ended September 30, 2014 was composed of BREAKYL™ cost of sales of $0.1 million as well as quarterly minimum royalty payments to CDC of $0.4 million.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $1.9 million for three months ended September 30, 2015 and approximately $0.3 million for the three months ended September 30, 2014. We have incurred approximately $31.1 million in the aggregate since inception of our development of this product. BUNAVAIL® was approved by the FDA in 2014. BUNAVAIL® research and development expenses primarily consisted of manufacturing process development in 2015 and stability work prior to approval in 2014.

BELBUCA™

We incurred research and development expenses for BELBUCA™ of approximately $0.3 million for the three months ended September 30, 2015 and approximately $3.5 million for the three months ended September 30, 2014. Aggregate expenses for the development of this product approximate $114.1 million since inception for the project. Our expense obligations for this product candidate were detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Our expenses for this product over such periods consisted primarily of three large clinical trials addressing the efficacy and safety of the product, along with formulation and manufacturing development.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $1.6 million for the three months ended September 30, 2015 and $2.8 million for the three months ended September 30, 2014, and have incurred approximately $19.6 million in the aggregate since inception of our development of this product candidate. Our expenses for this product candidate over such periods consisted mainly of Phase 2 and Phase 3 trials testing the efficacy of the product and performing a long term safety study.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $0.8 million for the three months ended September 30, 2015 and none for the three months ended September 30, 2014, and have incurred approximately $1.9 million in the aggregate since inception of our development of this product candidate. Our expenses on Buprenorphine Depot Injection have been for development of analytical methods and initial formulations for animal testing.

Selling, General and Administrative Expenses. During the three months ended September 30, 2015 and 2014, general and administrative expenses totaled $14.7 million and $13.7 million, respectively. General and administrative costs include commercialization costs for BUNAVAIL®, legal, accounting and management wages, consulting and professional fees, travel costs, and stock compensation expenses. The increase in general and administrative expenses during the three months ended September 30, 2015 can principally be attributed to the launch of BUNAVAIL® in November 2014 and its ongoing commercialization.

Interest expense, net. During the three months ended September 30, 2015, we had net interest expense of $0.8 million, consisting of $0.7 million of scheduled interest payments and $0.1 million of related amortization of discount and loan costs related to our secured loan facility from Midcap. During the three months ended September 30, 2014 we had net interest expense of $0.5 million, consisting of $0.35 million of scheduled interest payments and $0.16 million of related amortization of discount and loan costs related to Midcap.

Derivative loss. There was no derivative related activity during the three months ended September 30, 2015, because no warrants are currently outstanding. That compared to a $5.7 million charge to income for the three month ended September 30, 2014 that related to free standing warrants measured at their fair market value, using the Black-Scholes model.

Comparison of the nine months ended September 30, 2015 and 2014

Product Sales. We recognized $2.7 million in product sales during the nine months ended September 30, 2015 from the launch of BUNAVAIL®. There were no product sales during the nine months ended September 30, 2014.

Product Royalty Revenues. We recognized $0.7 million and $1.9 million in product royalty revenue during the nine months ended September 30, 2015 and 2014, respectively, under our license agreement with Meda. The product royalty revenues can be attributed to a percentage of net sales of the BREAKYL™ product under our license agreement with Meda. The decrease is due to lower sales of BREAKYL™ during the nine months ended September 30, 2015 as compared to September 30, 2014. We also recognized $0.07 million in product royalty revenue during the nine months ended September 30, 2015 under our license agreement with TTY. There was no such product royalty revenue during the same period ended September 30, 2014.

Research and Development Reimbursements. We recognized $0.9 million and $12.1 million of reimbursable revenue related to our agreement with Endo during the nine months ended September 30, 2015 and 2014, respectively. The research and development reimbursements relate to certain research and development expenses, the aggregate of which exceeded $45 million and was related to the BELBUCA™ program and reimbursable from Endo. The decrease is due to the completion of the BELBUCA™ development program during the first half of 2015.

Contract Revenues. We recognized $11.8 million and $22.5 million in contract revenue during the nine months ended September 30, 2015 and 2014, respectively, the majority of which relate to milestones earned under our license agreement with Endo. During the nine months ended September 30, 2015, contract revenues included the $10.0 million milestone earned upon FDA acceptance of filing the NDA. During the nine months ended September 30, 2014, contract revenues included the $10 million milestone payment received from Endo associated with a BEMA® Buprenorphine chronic pain Phase 3 study database lock. Also earned during the corresponding period was a second $10.0 million milestone from Endo associated with a second Phase 3 study database lock. We also recognized $1.05 million and $2.0 million during the nine months ended September 30, 2015 and 2014, respectively, in contract revenue related to previously deferred revenue under our license agreement with Meda. We further earned

$0.3 million in contract revenue during the nine months ended September 30, 2015 under our license agreement with Kunwha. There was no such contract revenue during the same period ended September 30, 2014.

Cost of Sales. We incurred $5.4 million and $1.9 million in cost of sales during the nine months ended September 30, 2015 and 2014, respectively. Cost of sales during the nine months ended September 30, 2015 was related primarily to BUNAVAIL®, which includes $3.1 million of product cost, $0.1 million in lower of cost or market adjustment and depreciation, $0.8 million for batches not meeting specifications and raw material yield loss, $0.3 million in cost of sales related to BREAKYL™, as well as quarterly minimum royalty payments to CDC of $1.1 million. Cost of sales during the nine months ended September 30, 2014 was composed of BREAKYL™ cost of sales of $0.7 million, BUNAVAIL® cost of sales of $0.1 million as well as quarterly minimum royalty payments to CDC of $1.1 million.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $3.8 million for nine months ended September 30, 2015 and approximately $2.7 million for the nine months ended September 30, 2014. We have incurred approximately $31.1 million in the aggregate since inception of our development of this product. BUNAVAIL® was approved by the FDA in 2014. BUNAVAIL® research and development expenses primarily consisted of manufacturing process development in 2015 and stability work prior to approval in 2014.

BELBUCA™

We incurred research and development expenses for BELBUCA™ of approximately $2.7 million for the nine months ended September 30, 2015 and approximately $20.4 million for the nine months ended September 30, 2014. Aggregate expenses approximate $114.1 million since inception of our development of this product candidate. Our expense obligations for this product candidate were detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Our expenses for this product over such periods consisted primarily of three large clinical trials addressing the efficacy and safety of the product, along with formulation and manufacturing development. The decrease in expenditures in 2015 as compared to the prior year is representative of the natural and expected tapering of research related expenses that coincided with completion of the clinical development program which resulted in filing of the NDA in December 2014.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $7.3 million for the nine months ended September 30, 2015 and approximately $5.9 million for the nine months ended September 30, 2014, and have incurred approximately $19.6 million in the aggregate since inception of our development of this product candidate. Our expenses for this product candidate over such periods consisted mainly of Phase 2 and Phase 3 trials testing the efficacy of the product and performing a long term safety study.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $1.5 million for the nine months ended September 30, 2015 and none for the nine months ended September 30, 2014, and have incurred approximately $1.9 million in the aggregate since inception of our development of this product candidate. Our expenses on Buprenorphine Depot Injection have been for development of analytical methods and initial formulations for animal testing, which we began to develop October 2014.

Selling, General and Administrative Expenses. During the nine months ended September 30, 2015 and 2014, general and administrative expenses totaled $41.2 million and $25.5 million, respectively. General and administrative costs include commercialization costs for BUNAVAIL®, legal, accounting and management wages, and consulting and professional fees, travel costs, and stock compensation expenses. The increase in general and administrative expenses during the nine months ended September 30, 2015 can principally be attributed to the launch of BUNAVAIL™ in November 2014 and its ongoing commercialization.

Interest expense, net. During the nine months ended September 30, 2015, we had net interest expense of $1.7 million, consisting of $1.3 million of scheduled interest payments and $0.4 million of related amortization of discount and loan costs related to our secured loan facility from Midcap. During the nine months ended September 30, 2014, we had net interest expense of $1.6 million, consisting of $1.2 million of scheduled interest payments and $0.5 million of related amortization of discount and loan costs related to MidCap, offset by interest income of $0.07 million.

Derivative loss. There was no derivative related activity during the nine months ended September 30, 2015, because all warrants have been exercised and there are none outstanding. That compared to a $14.6 million charge to income for the nine month ended September 30, 2014 that consisted of free standing warrants measured at their fair market value, using the Black-Scholes model.

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from secured debt facilities, short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of our worldwide license and development agreement with Meda regarding ONSOLIS® and revenue generated as a result of our January 2012 agreement with Endo regarding our newly FDA approved BELBUCA™ product. We intend to finance our research and development, commercialization and working capital needs from existing cash, royalty revenue, sales revenue from the commercialization of BUNAVAIL®, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding common stock options and warrants to purchase common stock.

At September 30, 2015, we had cash and cash equivalents of approximately $54.4 million. We used $32.7 million of cash from operations during the nine months ended September 30, 2015 and had stockholders’ equity of $19.7 million at September 30, 2015, versus $54.4 million at December 31, 2014. We expect that we will have sufficient cash to manage our business into approximately the middle of 2017, although this estimation assumes we do not accelerate the development of existing, or acquire other, drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. This estimation also includes the anticipated receipt by us of a $50 million milestone payment from Endo, less approximately $6 million of cumulative pre-payments received from our commercial partner for BELBUCA™, which was approved by the FDA on October 23, 2015.

Additional capital may be required to support our ongoing commercialization activities for BUNAVAIL®, the anticipated commercial relaunch and manufacturing of ONSOLIS®, development of Clonidine Topical Gel and Buprenorphine Depot Injection or other products which we may acquire or license, and general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding.

Accordingly, we may need to raise additional capital, which may be available to us through a variety of sources, including:

•	public equity markets;

•	private equity financings;

•	commercialization agreements and collaborative arrangements;

•	sale of product royalty;

•	grants and new license revenues;

•	bank loans;

•	equipment financing;

•	public or private debt; and

•	exercise of existing options.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2015 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,358	$79	$650	$1,044	$585
Secured loan facility	30,000	—	19,000	11,000	—
Purchase obligations**	313	43	270	—	—
Interest on secured loan facility	5,335	679	4,158	498	—
Minimum royalty expenses***	6,000	375	3,000	2,625	—

Total contractual cash obligations****	$44,006	$1,176	$27,078	$15,167	$585

*	This amount represents obligations through the end of the calendar year ended December 31, 2015.
**	Purchase obligations are primarily related to long term contracts for minimum services from commercial vendors.
***	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC (or CDC) regardless of actual sales.
****	We signed a commercialization agreement with Endo in January 2012. Endo will have worldwide rights to market our BELBUCA™ product. In return for milestone payments and royalties, we are required to conduct and pay for certain clinical trials as outlined in a mutually agreed development plan. These costs will depend on the size and scope of the required trials. The Endo agreement does not specify minimums in terms of the cost of the trials and therefore no amounts are included herein.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of the continuing commercial launch of BUNAVAIL®) and royalty or milestone payments, if any (including potential royalty payments from Endo on sales of BELBUCA™), (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2014 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

We strongly refute as without merit MonoSol’s assertion of patent infringement, which relates to our confidential, proprietary manufacturing process for ONSOLIS®. On September 12, 2011, we filed a request for inter partes reexamination in the United States Patent and Trademark Office (USPTO) of MonoSol’s ’588 Patent demonstrating that all claims of such patent were anticipated by or obvious in the light of prior art references, including several prior art references not previously considered by the USPTO, and thus invalid. On September 16, 2011, we filed a motion for stay pending the outcome of the reexamination proceedings, which subsequently was granted.

In November 2011, the USPTO rejected all 191 claims of MonoSol’s ’588 Patent. On January 20, 2012, we filed requests for reexamination before the USPTO of MonoSol’s US patent No 7,357,891 (the ’891 Patent), and No 7,425,292 (the ’292 Patent), the two additional patents asserted by MonoSol, demonstrating that all claims of those two patents were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus invalid. The USPTO granted the requests for reexamination with respect to MonoSol’s ’292 and ’891 Patents. In its initial office action in each, the USPTO rejected every claim in each patent.

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

On June 12, 2013, despite our previously noted success in the prior ex parte reexaminations for the ’292 and ’891 Patents, we filed requests for inter partes reviews (IPR) on the narrowed yet reexamined patents, the ’292 C1 and ’891 C1 Patents, to challenge their validity and continue to strengthen our position. On November 13, 2013, the USPTO decided not to institute the two inter partes reviews for the ’891 C1 and ’292 C1 Patents. The USPTO’s decision was purely on statutory grounds and based on a technicality (in that the IPRs were not filed within what the UPSTO determined to be the statutory period) rather than substantive grounds. Thus, even though the inter partes reviews were not instituted, the USPTO decision preserves our right to raise the same arguments at a later time (e.g., during litigation). Regardless, our assertion that our products and technologies do not infringe the original ’292 and ’891 Patents and, now, the reexamined ’891 C1 and ’292 C1 Patents remains the same.

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

Thus far, we have proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant our request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. On September 25, 2015, the Honorable Freda L. Wolfson granted our motion for summary judgment and ordered the case closed. We were found to be entitled to absolute intervening rights as to both patents in suit, the ‘292 and ‘891 patents and our ONSOLIS® product is not liable for infringing the patents prior to July 3, 2012 and August 21, 2012, respectively. In October 2015, MonoSol appealed the decision of the court to the Federal Circuit. We have no reason to believe the outcome will be different and will vigorously defend the appeal. In addition, the possibility exists, however, that MonoSol could file another suit alleging infringement of the ‘292 and ’891 patents. We believe ONSOLIS® and our other products relying on the BEMA® technology, including BUNAVAIL® and BELBUCA™, do not infringe any amended, reexamined claim from either patent after those dates.

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

On September 20, 2014, based upon our position and belief that our BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, we proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North (EDNC) Carolina, requesting the Court to make a determination that our BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. In August 2015, the RB Plaintiffs filed an appeal to the Federal Circuit. We will vigorously defend this appeal at the Federal Circuit. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which we filed comments. We are awaiting a further decision from the Board, which we have no reason to believe will be inconsistent with the original decision rendered in March 2015. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, we believe these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, we filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, we also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against us (and our commercial partner) relating to our BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (‘167 Patent). As with prior actions by the RB Plaintiffs, we believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL®. We strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, we filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against our commercial partner. The Court issued an opinion on July 21, 2015 granting our motion to transfer the venue to the EDNC, but denying our motion to dismiss in its entirety as moot. We will continue to vigorously defend this case in the EDNC.

In a related matter, on October 28, 2014, we filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and we filed a request for rehearing for the non-instituted IPR. A final decision on the instituted ‘167 IPRs is expected in May 2016.

On January 22, 2014, MonoSol filed a Petition for IPR on US Patent No. 7,579,019 (the ‘019 Patent). The Petition asserted that the claims of the ‘019 Patent are alleged to be unpatentable over certain prior art references. The IPR was instituted on August 6, 2014. An oral hearing was held in April 2015 and a decision upholding all seven claims was issued August 5, 2015. In September 2015, MonoSol requested that the USPTO rehear the IPR. We will continue to vigorously defend our ‘019 patent. We expect the USPTO to issue a decision in the fourth quarter of 2015.

Item 1A. Risk Factors.

No update

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: November 9, 2015	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary, Treasurer and Chief Financial Officer (Principal Accounting Officer)

S-1