Form 10-Q
period 2016-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2016-05-10
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, there were 53,610,470 shares of company Common Stock issued and 53,594,979 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$69,393	$83,560
Accounts receivable, net	2,132	2,488
Inventory	4,821	2,558
Prepaid expenses and other current assets	3,815	3,933

Total current assets	80,161	92,539

Property and equipment, net	4,412	4,262
Goodwill	2,715	2,715
Other intangible assets, net	3,013	3,256

Total assets	$90,301	$102,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,063	$19,501
Notes payable, current maturities, net	9,707	6,707
Deferred revenue, current	1,640	1,875

Total current liabilities	30,410	28,083

Notes payable, less current maturities, net	19,267	22,168
Deferred revenue, long-term	20,000	20,000
Other long-term liabilities	825	825

Total liabilities	70,502	71,076

Commitments and contingencies (Notes 7 and 11)	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,093,155 shares of Series A Non-Voting Convertible Preferred Stock outstanding at March 31, 2016 and December 31, 2015	2	2
Common Stock, $.001 par value; 75,000,000 shares authorized; 53,610,470 and 52,730,799 shares issued; 53,594,979 and 52,715,308 shares outstanding at March 31, 2016 and December 31, 2015, respectively	54	53
Additional paid-in capital	281,726	274,891
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(261,936)	(243,203)

Total stockholders’ equity	19,799	31,696

Total liabilities and stockholders’ equity	$90,301	$102,772

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product sales	$2,102	$677
Product royalty revenues	934	194
Research and development reimbursements	4	775
Contract revenues	—	11,408

Total Revenues:	3,040	13,054

Cost of sales	2,550	1,124

Expenses:
Research and development	5,377	6,549
Selling, general and administrative	13,055	13,181

Total Expenses:	18,432	19,730

Loss from operations	(17,942)	(7,800)
Interest expense, net	(778)	(420)
Other (expense) income, net	(13)	27

Net loss	$(18,733)	$(8,193)

Basic and diluted loss per share:	$(0.36)	$(0.16)

Weighted average common stock shares outstanding:	52,230,648	51,908,844

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2016	2,093,155	$2	52,730,799	$53	$274,891	$(47)	$(243,203)	$31,696
Stock-based compensation	—	—	—	—	4,111	—	—	4,111
Exercise of stock options	—	—	112,425	—	225	—	—	225
Restricted stock awards	—	—	104,025	—	—	—	—	—
Common stock issuance upon retirement	—	—	663,221	1	2,459	—	—	2,460
Equity financing costs	—	—	—	—	40	—	—	40
Net loss	—	—	—	—	—	—	(18,733)	(18,733)

Balances, March 31, 2016	2,093,155	$2	53,610,470	$54	$281,726	$(47)	$(261,936)	$19,799

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Three months ended March 31,
	2016	2015
Operating activities:
Net loss	$(18,733)	$(8,193)
Depreciation	86	85
Accretion of debt discount	99	162
Amortization of intangible assets	243	242
Stock-based compensation expense	4,111	3,507
Changes in assets and liabilities:
Accounts receivable	356	109
Inventories	(2,263)	(722)
Prepaid expenses and other assets	118	177
Accounts payable and accrued expenses	(438)	127
Deferred revenue	(235)	(499)

Net cash flows from operating activities	(16,656)	(5,005)

Investing activities:
Purchase of equipment	(236)	(144)

Net cash flows from investing activities	(236)	(144)

Financing activities:
Equity financing costs	40	—
Proceeds from exercise of stock options	225	131
Proceeds from issuance of common stock	2,460	—
Payment on note payable	—	(2,001)
Return of short swing profits	—	6

Net cash flows from financing activities	2,725	(1,864)

Net change in cash and cash equivalents	(14,167)	(7,013)
Cash and cash equivalents at beginning of year	83,560	70,472

Cash and cash equivalents at end of year	$69,393	$63,459

Cash paid for interest	$679	$269

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

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2015. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The Company has made certain reclassifications in a footnote table for the year ending December 31, 2015 to conform to the current period presentation. This reclassification had no effect on the measurement of total expenses, loss from operations, or net loss.

Operating results for the three month period ended March 31, 2016 are not necessarily indicative of results for the full year or any other future periods.

As used herein, the Company’s common stock, par value $.001 per share, is referred to as the “Common Stock.”

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, Arius Pharmaceuticals, Inc. (“Arius”), Arius Two, Inc. (“Arius Two”) and Bioral Nutrient Delivery, LLC (“BND”). For each period presented BND has been an inactive subsidiary. All significant inter-company balances and transactions have been eliminated.

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

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. There were no allowances recorded as of March 31, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.            Organization, basis of presentation and summary of significant policies (continued):

Revenue recognition

Net Product Sales

Product Sales- The Company generally recognizes revenue from its product sales upon transfer of title, which occurs when product is received by its customers. For products that it commercializes on its own (currently only the Company’s BUNAVAIL® product), the Company sells such products primarily to large national wholesalers, which have the right to return the products they purchase. The Company is required to reasonably estimate the amount of future returns at the time of revenue recognition. The Company recognizes product sales net of estimated allowances for rebates, price adjustments chargebacks and prompt payment discounts. When the Company cannot reasonably estimate the amount of future product returns, it defers revenues until the risk of product return has been substantially eliminated.

As of March 31, 2016 and December 31, 2015, the Company had $1.6 million and $1.9 million, respectively, of deferred revenue related to sales to wholesalers for which future returns could not be reasonably estimated at the time of sale. Deferred revenue is recognized when the product is sold to the end user, based upon prescriptions filled. To estimate product sold to end users, the Company relies on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sales to customers. Deferred revenue is recorded net of estimated allowances for rebates, price adjustments, chargebacks, prompt payment and other discounts. Estimated allowances are recorded and classified as accrued expenses in the accompanying balance sheets as of March 31, 2016 and December 31, 2015 (Note 4).

Product Returns- Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the products within an 18-month period that begins six months prior to and ends twelve months subsequent to the expiration of the products. The Company does not believe it has sufficient experience with BUNAVAIL® to estimate its returns at time of ex-factory sales. When the Company cannot reasonably estimate the amount of future product returns, it records revenues when the risk of product return has been substantially eliminated, which is at the time the product is sold through to the end user.

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

Gross to Net Accruals- A significant majority of the Company’s gross to net accruals are the result of its voucher program and Medicaid rebates, with the majority of those programs having an accrual to payment cycle of anywhere from one to three months. In addition to this relatively short accrual to payment cycle, the Company receives daily information from its wholesalers regarding their sales of BUNAVAIL® and actual on hand inventory levels. During the quarter ended March 31, 2016, the three large wholesalers accounted for approximately 90% of the Company voucher and Medicaid accruals. The Company believes that consistently working with these three large wholesalers enables the Company to execute more accurate provisioning procedures. Consistent with pharmaceutical industry practice, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, since the Company does not have sufficient experience with measuring returns, at the time of ex-factory sales, the Company records revenue when the risk of product return has been substantially eliminated.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.            Organization, basis of presentation and summary of significant policies (continued):

Once the Company has adequate experience with measuring returns, it will then be able to record sales ex-factory.

Deferred Cost of Sales

The Company defers its cost of sales in connection with BUNAVAIL® sales at time of ex-factory sales. These costs are recognized when the product is sold through to the end user. The Company has $1.6 million and $1.7 million of deferred costs of sales as of March 31, 2016 and December 31, 2015, respectively. These costs are included in other current assets in the accompanying balance sheet.

Cost of Sales

For BUNAVAIL®, cost of sales includes raw materials, production costs at the Company’s two contract manufacturing sites, quality testing directly related to the product, and depreciation on equipment that we have purchased to produce BUNAVAIL®. It also includes any batches not meeting specifications and raw material yield loss. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized as actual product is sold through to the end user.

The cost of sales also includes the direct costs attributable to the production of the Company’s BREAKYL™ products, which are not self-commercialized by the Company. It includes all costs related to creating the product at the Company’s contract manufacturing locations in the U.S. and Germany. The Company’s contract manufacturers bill the Company for the final product, which includes materials, direct labor costs, and certain overhead costs as outlined in applicable supply agreements. Cost of sales also includes royalty expenses that the Company owes to third parties.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017 to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of these standards and has not yet determined the impact on our condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements.

2.            Liquidity and management’s plans:

At March 31, 2016, the Company had cash and cash equivalents of approximately $69.4 million. The Company used $14.2 million of cash during the three months ended March 31, 2016 and had stockholders’ equity of $19.8 million, versus $31.7 million at December 31, 2015. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately into the third quarter of 2017, although this estimation assumes that the Company does not accelerate the development of existing product candidates, or acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.

Additional capital will likely be required to support the Company’s ongoing commercialization activities for BUNAVAIL®, the anticipated commercial relaunch of ONSOLIS®, the continued development of Clonidine Topical Gel and Buprenorphine Depot Injection, or other products which may be acquired or licensed by the Company, and for general working capital requirements. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Additional funding from any source (including, without limitation, milestone, royalty or other payments from commercialization agreements as well as equity or debt financings) may be unavailable on favorable terms, if at all.

3.            Inventory:

The following table represents the components of inventory as of:

	March 31, 2016	December 31, 2015

Raw materials & supplies	$1,338	$ 443
Work-in-process	2,899	1,216
Finished goods	584	899
Total inventories	$4,821	$2,558

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

4.            Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	March 31, 2016	December 31, 2015
Accounts payable	$10,366	$10,177
Accrued price adjustments	236	317
Accrued rebates	4,906	4,471
Accrued chargebacks	34	65
Accrued compensation and benefits	1,366	1,917
Accrued royalties	427	431
Accrued clinical trial costs	247	584
Accrued manufacturing costs	308	183
Accrued sales and marketing costs	542	880
Accrued other	631	476

Total accounts payable and accrued expenses	$19,063	$19,501

5.            Property and Equipment:

Property and equipment, summarized by major category, consist of the following as of:

	March 31, 2016	December 31, 2015
Machinery & equipment	$580	$580
Computer equipment & software	460	460
Office furniture & equipment	200	200
Leasehold improvements	53	53
Idle equipment	5,219	4,983

Total	6,512	6,276
Less accumulated depreciation	(2,100)	(2,014)

Total property, plant & equipment, net	$4,412	$4,262

Depreciation expense was approximately $0.09 million for both the three month periods ended March 31, 2016 and 2015.

6.             License and Development Agreements:

The Company has periodically entered into license and development agreements to develop and commercialize certain of its products. The arrangements typically are multi-deliverable arrangements that are funded through upfront payments, milestone payments, royalties and other forms of payment to the Company. The Company’s most significant license and development agreements are as follows:

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

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

6.            License and Development Agreements (continued):

Meda License, Development and Supply Agreements (continued)

The Company determined that, upon inception of both the U.S. and EU Meda arrangements, all deliverables were considered one combined unit of accounting. As such, all cash payments from Meda that were related to these deliverables were initially recorded as deferred revenue. Upon commencement of the license term (the date of first commercial sale in each territory), the license and certain deliverables associated with research and development services were delivered to Meda. The first commercial sale in the U.S. occurred in October 2009. As a result, $59.7 million of the aggregate milestones and services revenue was recognized as revenue in fiscal year 2009.

The Company has determined that it is acting as a principal under the Meda Agreements and, as such, will record product supply revenue, research and development services revenue and other services revenue amounts on a gross basis in the Company’s condensed consolidated financial statements.

On March 12, 2012, the Company announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide Risk Evaluation and Mitigation Strategy (“REMS”) until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, and as previously reported the Company has since worked with FDA to reformulate ONSOLIS® to address these issues. In August 2015, the Company announced the FDA approval of the new formulation.

On January 27, 2015, the Company announced that it had entered into an assignment and revenue sharing agreement with Meda to return to the Company the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following return of the U.S. marketing authorization from Meda, the Company submitted a prior approval supplement for the new formulation to the FDA in March 2015. In connection with the return of the U.S. marketing authorization by Meda to the Company in January 2015, the remaining U.S.-related deferred revenue of $1.0 million was recorded as contract revenue during the three months ended March 31, 2015. There was no remaining U.S.-related contract revenue to record during the three months ended March 31, 2016. On February 27, 2016, the Company entered into an extension of the assignment and revenue sharing agreement to extend the period of time for a period up to December 31, 2016.

Recent efforts to extend the Company’s supply agreement with its ONSOLIS® manufacturer, Aveva, which is now a subsidiary of Apotex, Inc., have been unsuccessful and the agreement expired. However, the Company has identified an alternate supplier and requested guidance from the FDA on the specifics required for obtaining approval to supply product from this new vendor. This will allow the Company to determine when ONSOLIS® may be available to the marketplace and assist the Company as in securing a new commercial partnership. Based on the Company’s current estimates, the Company believes it will submit the necessary documentation to FDA for qualification of the new manufacturer by the fourth quarter of 2016 and have approval by the first half of 2017.

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

Pursuant to the Endo Agreement, Endo has obtained all rights necessary to complete the clinical and commercial development of BELBUCA™ and to sell the product worldwide. Although Endo has obtained all such necessary rights, the Company had agreed under the Endo Agreement to be responsible for the completion of certain clinical trials regarding BELBUCA™ (and to provide clinical trial materials for such trials) necessary to submit a New Drug Application (“NDA”) to the FDA, which occurred in December 2014 and was accepted February 2015, in order to obtain approval of BELBUCA™ in the U.S., which occurred October 2015. The Company was responsible for development activities through the filing of the NDA in the U.S., while Endo was responsible for the development following the NDA submission as well as the manufacturing, distribution, marketing and sales of BELBUCA™ on a worldwide basis. In addition, Endo was responsible for all filings required in order to obtain regulatory approval of BELBUCA™.

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

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

6.            License and Development Agreements (continued):

Endo License and Development Agreement (continued)

The Company estimated that such clinical development services would extend into the first half of 2015. Such services were completed during the three months ended March 31, 2015 and resulted in the recognition of $0.4 million in the accompanying condensed consolidated statements of operations. There was no remaining deferred revenue related to the upfront license fee recorded during the three months ended March 31, 2016.

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

The Company is reimbursed by Endo for certain contractor costs when these costs go beyond set thresholds as outlined in the Endo Agreement. Endo reimburses the Company for this spending at cost and the Company receives no mark-up or profit. The gross amount of these reimbursed research and development costs are reported as research and development reimbursement revenue in the accompanying condensed consolidated statements of operations. The Company acts as a principal, has discretion to choose suppliers, bears credit risk and may perform part of the services required in the transactions. Therefore, these reimbursements are treated as revenue to the Company. The actual expenses creating the reimbursements are reflected as research and development expense.

Beginning in March 2014, total reimbursable contractor costs exceeded a set threshold, at which point all such expenses are to be borne at a rate of 50% by Endo and 50% by the Company. Endo has continued to reimburse the Company for 100% of such costs, with 50% thereof to be taken by Endo as a credit against potential future milestones associated with achievement of certain regulatory events. During the three months ended March 31, 2016 and 2015, the Company recognized $0.004 million and $0.8 million, respectively, of reimbursable expenses related to the Endo Agreement, which is recorded as research and development reimbursement revenue on the accompanying condensed consolidated statement of operations.

On December 23, 2014, the Company and Endo announced the submission of a NDA for BELBUCA™ to the FDA, which was accepted February 23, 2015. On October 26, 2015, the Company and Endo announced that the FDA approved BELBUCA™ (on October 23, 2015). FDA approval of BELBUCA™ triggered a milestone payment to the Company from Endo of $50 million pursuant to the Endo Agreement, less approximately $6 million of cumulative pre-payments received and recorded in deferred revenue, current in the accompanying condensed consolidated balance sheet. The Company received payment of such milestone in November 2015. The company deferred $20 million of such $50 million payment having been deferred under GAAP due to the fact that all or a portion of such $20 million is contingently refundable to Endo. The $20 million will be earned over the extended 84 month patent extension period from 2020 to 2027 as it is contingently refundable in the event a generic product is commercially launched in the U.S.

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

Arcion License Agreement (continued):

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

Pursuant to the Development Agreement, Evonik is responsible for using commercially reasonable efforts to develop a formulation for the Evonik Product in accordance with a work plan mutually agreed upon by the parties (the “Evonik Project”). Should the Evonik Project proceed past the formulation stage, Evonik also has the right to manufacture clinical and commercial supplies of the Evonik Product, such manufacturing arrangement to be negotiated by the parties in good faith in a formal License and Supply Agreement(s) (the “Evonik License Agreement”), with such Evonik License Agreement covering Evonik’s intellectual property rights to be entered into between the parties if certain conditions are met and terms are mutually agreed upon.

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

On July 29, 2013, the Company announced the regulatory approval of BEMA® Fentanyl in Taiwan, where the product will be marketed under the brand name PAINKYL™. The approval in Taiwan resulted in a milestone payment of $0.3 million to the Company, which was received in the third quarter 2013, and recorded as contract revenue in the accompanying condensed consolidated statement of operations for the year ended December 31, 2013.

On February 4, 2016, the Company received a payment of $0.2 million from TTY, which related to royalties based on product purchased in Taiwan by TTY of PAINKYL™.

9.            Note Payable (MidCap Loan):

On May 29, 2015, the Company entered into a $30 million secured loan facility (the “Loan”) with MidCap Financial Trust, as agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Amended and Restated Credit and Security Agreement, dated as of May 29, 2015 (the “Credit Agreement”), between the Company and MidCap. The Credit Agreement is a restatement,

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

9.            Note Payable (MidCap Loan) (continued):

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

The Loan has a term of 42 months, with interest only payments for the first 12 months. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at March 31, 2016), with straight line amortization of principal payments commencing on June 1, 2016, in an amount equal to $1 million per month. Upon execution of the Credit Agreement, the Company paid to MidCap a closing fee from the prior loan of approximately $0.4 million. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 2.75% of the aggregate Loan amount. The 2.75% exit fee has been recorded as deferred loan costs, the current portion of which is included in notes payable, current maturities, net and the long-term portion is in note payable, less current maturities, net, being amortized over the life of the loan. The amounts payable are recorded as other long-term liabilities.

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

The balance of the Loan as of March 31, 2016 is $30.0 million, and is recorded in the accompanying condensed consolidated balance sheet, net of unamortized discount of $1.0 million.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

10.          Stockholders’ Equity:

Stock-based compensation

During the three months ended March 31, 2016, a total of 190,513 options to purchase Common Stock, with an aggregate fair market value of approximately $0.8 million, were granted to Company employees and contractors. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.

The Company’s stock-based compensation expense is allocated between research and development and selling, general and administrative as follows:

Three months ended,
Stock-based compensation expense	March 31, 2016	March 31, 2015

Research and Development	$ 1,128	$ 852
Selling, General and Administrative	$ 2,983	$ 2,655

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2016 follows:

Expected price volatility	72.15% -82.71%
Risk-free interest rate	1.22% - 1.70%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the three months ended March 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,397,529	$5.42
Granted	190,513	4.42
Exercised	(112,425)	2.00
Forfeitures	(36,814)	11.98

Outstanding at March 31, 2016	3,438,803	$5.42	$874

As of March 31, 2016, options exercisable totaled 2,507,446. There was approximately $21.9 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2019.

Earnings Per Share

During the three months ended March 31, 2016 and 2015, outstanding stock options, RSUs, warrants and convertible preferred stock of 10,113,296 and 9,459,110, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

10.           Stockholders’ Equity (continued):

Restricted Stock Units

During the three months ended March 31, 2016, 943,000 restricted stock units (“RSUs”) were granted to members of the Company’s executive officers and employees, with a fair market value of approximately $3.6 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years. Restricted stock activity during the three months ended March 31, 2016 was as follows:

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2016	4,298,154	$10.23
Granted:
Executive officers	913,000	3.80
Directors	—	—
Employees	30,000	3.60
Vested	(104,025)	3.89
Forfeitures	(555,791)	12.56

Outstanding at March 31, 2016	4,581,338	$8.34

Common Stock

On December 16, 2015, the Company and Dr. Andrew Finn entered into a retirement agreement (the “Retirement Agreement”) setting forth their mutual understandings regarding Dr. Finn’s retirement from the Company. Pursuant to the Retirement Agreement, all unvested RSUs previously issued under the Company’s equity incentive plans and held by Dr. Finn as of the retirement date were cancelled and, in lieu thereof, Dr. Finn was awarded a one-time issuance of shares of Common Stock based upon a net present valuation of the cancelled RSUs as set forth in the Retirement Agreement (which resulted in an issuance of 513,221 shares of Common Stock which were issued in January 2016).

In early 2016, following its review of the Company’s corporate performance for 2015, the Compensation Committee approved equity awards in the form of RSUs to its named executive officers (including Dr. Finn) and other senior executives in amounts at or below the 25th% percentile of the Company’s peer group. Dr. Finn, who retired on December 31, 2015, received an immediate award of 150,000 shares of Common Stock in fulfillment of the Company’s contractual obligation to him under the Retirement Agreement, which shares were issued in March 2016.

11.          Commitments and contingencies:

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

In November 2011, the United States Patent and Trademark Office (“USPTO”) rejected all 191 claims of MonoSol’s ’588 Patent. On January 20, 2012, the Company filed requests for reexamination before the USPTO of MonoSol’s US patent No 7,357,891 (the ’891 Patent), and No 7,425,292 (the ’292 Patent), the two additional patents asserted by MonoSol, demonstrating that all claims of those two patents were anticipated by or obvious in the light of prior art references, including prior art references not previously considered by the USPTO, and thus invalid. The USPTO granted the requests for reexamination with respect to MonoSol’s ’292 and ’891 Patents. In its initial office action in each, the USPTO rejected every claim in each patent.

Importantly, in the case of MonoSol’s ’588 Patent, at the conclusion of the reexamination proceedings (and its appeals process), on April 17, 2014, the Patent Trial and Appeal Board (PTAB) issued a Decision on Appeal affirming the Examiner’s rejection (and

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

11.          Commitments and contingencies (continued):

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

Based on the Company’s original assertion that its proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the USPTO, the Company remains very confident in its original stated position regarding this matter. Thus far, the Company has proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant the Company’s request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. On September 25, 2015, the Honorable Freda L. Wolfson granted the Company’s motion for summary judgment and ordered the case closed. The Company was found to be entitled to absolute intervening rights as to both patents in suit, the ‘292 and ‘891 patents, and its ONSOLIS® product is not liable for infringing the patents prior to July 3, 2012 and August 21, 2012, respectively. In October 2015, MonoSol appealed the decision of the court to the Federal Circuit. The Company had no reason to believe the outcome would be different and would vigorously defend the appeal. MonoSol filed an appeal with the Federal Circuit and has subsequently decided to withdraw the appeal.

On February 25, 2016, MonoSol filed an Unopposed Motion For Voluntary Dismissal Of Appeal, which was granted by the court on February 26, 2016 and the case was dismissed. Thus, the district court’s grant of the Summary Judgement of Intervening Rights will stand. The possibility exists, however, that MonoSol could file another suit alleging infringement of the ‘292 and ’891 patents. The Company believes ONSOLIS® and its other products relying on the BEMA® technology, including BUNAVAIL® and BELBUCA™, do not infringe any amended, reexamined claim from either patent after those dates.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

11.          Commitments and contingencies (continued):

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and the Company’s commercial partner) relating to its BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (‘167 Patent). As with prior actions by the RB Plaintiffs, the Company believes this is another anticompetitive attempt by the RB Plaintiffs to distract the Company’s efforts from commercializing BUNAVAIL®. The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, the Company filed motions to transfer the case from New Jersey to North Carolina and to dismiss the case against the Company’s commercial partner. The Court issued an opinion on July 21, 2015 granting the Company’s motion to transfer the venue to the Eastern District of North Carolina (EDNC), but denying the Company’s motion to dismiss the case against the Company’s commercial partner as moot. The Company has also filed a Joint Motion to Stay the case in North Carolina at the end of April 2016, which was granted by the court on May 5, 2016. Thus, the case is now stayed until a final resolution of the ‘167 IPRs in the USPTO. The Company will continue to vigorously defend this case in the EDNC.

In a related matter, on October 28, 2014, the Company filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and the Company filed a request for rehearing for the non-instituted IPR. The final decisions finding all claims patentable were issued in March 2016 and the Company filed a Request for Reconsideration in the USPTO in April 2016. While the claims were upheld in the opinion, BUNAVAIL® does not infringe the claims of the ‘167 patent.

On January 22, 2014, MonoSol filed a Petition for IPR on US Patent No. 7,579,019 (the ‘019 Patent). The Petition asserted that the claims of the ‘019 Patent are alleged to be unpatentable over certain prior art references. The IPR was instituted on August 6, 2014. An oral hearing was held in April 2015 and a decision upholding all seven claims was issued August 5, 2015. In September 2015, MonoSol requested that the USPTO rehear the IPR. The Company will continue to vigorously defend its ‘019 patent. The Company expects the USPTO to issue a decision in the second half of 2016.

Actavis

On February 8, 2016, the Company received a purported notice relating to a Paragraph IV certification from Actavis Laboratories UT, Inc. (“Actavis”) seeking to find invalid three Orange Book listed patents (the “Patents”) relating specifically to BUNAVAIL®. The Paragraph IV certification relates to an Abbreviated New Drug Application (the “ANDA”) filed by Actavis with the FDA for a generic formulation of BUNAVAIL®. The Patents subject to Actavis’ certification are U.S. Patent Nos. 7,579,019 (“the ’019 Patent”), 8,147,866 and 8,703,177.

The Company believes that Actavis’ claims of invalidity of the Patents are wholly without merit and, as the Company has done in the past, intends to vigorously defend its intellectual property. The Company is highly confident that the Patents are valid, as evidenced in part by the fact that the ‘019 Patent has already been the subject of an unrelated IPR before the USPTO under which the Company prevailed and all claims of the ‘019 Patent survived. Although there is a pending request for rehearing of the final IPR decision regarding the ‘019 Patent pending at the USPTO, the Company believes the USPTO’s decision will be upheld. Under the Food Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended (the “Hatch-Waxman Amendments”), after receipt of a valid Paragraph IV notice, the Company may, and in this case plans to, bring a patent infringement suit in federal district court against Actavis within 45 days from the date of receipt of the certification notice. On March 18, 2016 the Company filed a complaint in Delaware against Actavis, thus the Company is entitled to receive a 30 month stay on FDA’s ability to give final approval to any proposed products that reference BUNAVAIL®. The 30 month stay is expected to preempt any final approval by FDA on Actavis’s ANDA until at least August of 2018. In addition, given the FDA approval of BUNAVAIL®, the Company is entitled to three years of market exclusivity for BUNAVAIL® ending in June 2017. Given this timeframe, Actavis’s action is not unexpected. In addition, the Company has additional pending intellectual property which, if issued, would be capable of extending the patent life of all three of our BEMA®-related products, including BUNAVAIL®, and potentially be listed in the Orange Book.

12.          Subsequent events.

On May 5, 2016, the Company entered into an amendment to the Credit Agreement between the Company, MidCap and the lenders thereto (the “Lenders”) extending the interest only period of the Loan through the end of 2016. Beginning on January 1, 2017, the principal amount owed under the Loan will then be amortized over the remaining 23 months of the Loan. In association with the extension of the interest only period, the Lenders were issued warrants to purchase a total of 84,986 shares of Common Stock at an exercise price of $3.53 per share.

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

Our strategy is to:

•	Focus our commercial and development efforts in the areas of pain management and addiction within the U.S. pharmaceutical marketplace;

•	Identify and acquire rights to products that we believe have potential for near-term regulatory approval through the U.S Food and Drug Administration (or FDA’s) 505(b)(2) approval process or are already approved;

•	Market our products through specialty sales teams by primarily focusing on high-prescribing U.S. physicians in pain and addiction.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

First Quarter 2016 Highlights

•	On February 4, 2016, we received a payment of $0.2 million from TTY, which related to royalties based on product purchased in Taiwan by TTY of PAINKYL™ (BEMA® fentanyl).

•	On February 22, 2016, our Company and Endo announced the commercial availability of BELBUCA™ buccal film. BELBUCA™, distributed and promoted by Endo, is now available nationwide.

Our Products and Related Trends

Our product portfolio currently consists of five products. As of the date of this report, three products are approved by the FDA and two are in development. Three of these five products utilize our patented BEMA® thin film drug delivery technology.

•	BUNAVAIL® was approved by the FDA in June 2014 for the maintenance treatment of opioid dependence. BUNAVAIL® also uses our BEMA® technology. We are commercializing BUNAVAIL® ourselves and launched the product during the fourth quarter of 2014. During 2015 and up until the present time, we have been actively engaged in efforts to optimize our commercialization of BUNAVAIL® and, more recently, to better align costs with revenue and to reduce spending. To this end, effective as of May 2016, we are reducing the size and altering the structure of our sales force to focus on the most profitable territories in the areas of the country where BUNAVAIL® has or is in the best position to obtain marketplace growth. This will result in a reduction from sixty-five to forty territories and a reduction in coinciding marketing expenditures. We will seek to continue to grow BUNAVAIL® market share by focusing sales efforts in what have been determined to be the highest growth territories over time, using recently published diversion data involving the market leader along with the other attributes of BUNAVAIL® to win additional managed care contracts beyond our exclusive contract in the State of Tennessee, either on an exclusive or preferred status, by stimulating new business behind a new direct to patient initiative and by driving more patients to BUNAVAIL® following the official lifting of a long-standing limit from 100 to 200 (proposed by the Department of Health and Human Services) on the number of patients per physician that can be treated with buprenorphine at any given time. We will continue to closely monitor our commercial efforts as we seek to drive revenue and reduce spending as well as evaluate all options available to preserve the long term prospects for and maximize the value of our BUNAVAIL® asset. Separately, as with all other buprenorphine containing products for opioid dependence, the approval of BUNAVAIL® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL® on QT prolongation (i.e., an abnormal lengthening of the heartbeat). We are currently waiting for FDA comments on the protocol prior to initiating the study.

•	BELBUCA™ (which also uses our BEMA® technology) is for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product is licensed on a worldwide basis to Endo. On October 26, 2015, we announced with Endo that the FDA approved BELBUCA™. BELBUCA™ was launched by Endo in February 2016, and the commercialization of this product may trigger additional milestone payments from Endo in the future if certain sales milestones are met. We may also be entitled to receive tiered royalties that start in the mid-teens on net sales of BELBUCA™.

•	ONSOLIS® is approved in the U.S. and EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant adult patients with cancer. ONSOLIS® utilizes our BEMA® thin film drug delivery technology. The commercial rights to ONSOLIS® are licensed to Meda for all territories worldwide except for Taiwan (licensed to TTY). The marketing authorization for ONSOLIS® was returned back to our Company as part of an assignment and revenue sharing agreement with Meda for the United States, Canada and Mexico, which resulted in the approval of a new formulation of ONSOLIS® in the U.S. We are presently engaged in discussions with potential partners in order to return ONSOLIS® to the marketplace.

•	Clonidine Topical Gel is a non- BEMA® product which is currently in Phase 3 development for the treatment of painful diabetic neuropathy (or PDN). We licensed this product from Arcion in March 2013. In June 2014, we announced the completion of patient enrollment for our Phase 3 study of Clonidine Topical Gel. In August 2014, we announced our completion of a pre-specified interim analysis of the ongoing initial pivotal Phase 3 trial for Clonidine Topical Gel, at which point we re-opened enrollment to complete recruitment. On March 30, 2015, we announced that the primary efficacy endpoint in our initial Phase 3 clinical study of Clonidine Topical Gel compared to placebo for the treatment of PDN did not meet statistical significance, although certain secondary endpoints showed statistically significant improvement over placebo. Final analysis of the study identified a sizeable patient population with a statistically significant improvement (n=158; p<0.02) in pain score vs placebo. Following thorough analysis of the data and identification of the reasons behind the study results, we initiated a second study. The study incorporates significant learnings from previously conducted studies and involves tightened and additional inclusion criteria to improve assay sensitivity, reduce bias and ensure compliance with enrollment criteria. The final study subject is expected to complete treatment by the end of 2016.

•	Buprenorphine Depot Injection is in development as an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence and chronic pain, the rights to which we secured when we entered into a definitive development and exclusive license option agreement from Evonik in October 2014. This product candidate is currently in the pre-clinical stage of development and an Investigational New Drug Application is expected to be submitted to the FDA during the third quarter of 2016.

As we focus on the growth of our existing products and other product candidates, we also continue to actively explore licensing and acquisition opportunities that will facilitate future growth. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our alliance and partner relationships. We believe these actions, combined with the experience and expertise of our management team, position us well to deliver future growth of our revenue and income.

Update on Relaunch Activities in the U.S. for ONSOLIS®

On March 12, 2012, we announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide Risk Evaluation and Mitigation Strategy (“REMS”) until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, and as previously reported we have since worked with FDA to reformulate ONSOLIS® to address these issues. In August 2015, we announced the FDA approval of the new formulation.

On January 27, 2015, we announced that we had entered into an assignment and revenue sharing agreement with Meda to return to us the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following return of the U.S. marketing authorization from Meda, we submitted a prior approval supplement for the new formulation to the FDA in March 2015. On February 27, 2016, we entered into an extension of the assignment and revenue sharing agreement to extend the period of time for a period up to December 31, 2016.

Recent efforts to extend our supply agreement with our ONSOLIS® manufacturer, Aveva, which is now a subsidiary of Apotex, Inc., have been unsuccessful and the agreement expired. However, we have identified an alternate supplier and requested guidance from the FDA on the specifics required for obtaining approval to supply product from this new vendor. This will allow us to determine when ONSOLIS® may be available to the marketplace and assist us in securing a new commercial partnership. Based on our current estimates, we believe that we will submit the necessary documentation to FDA for qualification of the new manufacturer by the fourth quarter of 2016 and have approval by the first half of 2017.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Product Sales. We recognized $2.1 million and $0.7 million in product sales during the three months ended March 31, 2016 and 2015, respectively. The increase is due to increased sales of BUNAVAIL® and lower associated gross to net deductions during the three months ended March 31, 2016.

Product Royalty Revenues. We recognized $0.9 million and $0.2 million in product royalty revenue during the three months ended March 31, 2016 and 2015, respectively, which $0.7 million during the three months ended March 31, 2016 can be attributed to a percentage of net sales of the BREAKYL™ product under our license agreement with Meda. The increase is due to higher sales of BREAKYL™ during the three months ended March 31, 2016 as compared to March 31, 2015. During the three months ended March 31, 2016, we also recognized $0.2 million in product royalty revenue under our license agreement with TTY. There was no such product royalty revenue recognized during the three months ended March 31, 2015.

Research and Development Reimbursements. We recognized $0.004 million and $0.8 million of reimbursable revenue related to our agreement with Endo during the three months ended March 31, 2016 and 2015, respectively. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceeded $45 million, related to the BELBUCA™ program and were reimbursable from Endo. The decrease is due to the completion of the BELBUCA™ development program during the first quarter of 2015.

Contract Revenues. We recognized $10.4 million in contract revenue during the three months ended March 31, 2015 under our license agreement with Endo, which included a $10 million milestone from Endo upon FDA acceptance of filing our BELBUCA™ NDA. We also recognized $1.0 million during the three months ended March 31, 2015 in contract revenue related to previously deferred revenue under our license agreement with Meda. There was no such contract revenue recognized during the three months ended March 31, 2016. The decrease in contract revenue during the three months ended March 31, 2016 can be attributed to no milestone payments being received or earned.

Cost of Sales. We incurred $2.6 million and $1.1 million in cost of sales during the three months ended March 31, 2016 and 2015, respectively. Cost of sales during the three months ended March 31, 2016 was related primarily to BUNAVAIL®, which includes $2 million of product cost, royalties paid, lower of cost or market adjustment, and depreciation. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC IV, LLC (or CDC). Cost of sales during the three months ended March 31, 2016 also included $0.2 million and $0.04 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the three months ended March 31, 2015 was related primarily to BUNAVAIL®, which includes $0.7 million of product cost, royalties paid, lower of cost or market adjustment, and depreciation. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $1.6 million for three months ended March 31, 2016 and approximately $0.7 million for the three months ended March 31, 2015. We have incurred approximately $35.1 million in the aggregate since inception of our development of this product. BUNAVAIL® was approved by the FDA in 2014. Therefore, BUNAVAIL® research and development expenses primarily consist of qualification of a 2nd manufacturer of BUNAVAIL® and allocated wages and compensation.

BELBUCA™

We incurred research and development expenses for BELBUCA™ of approximately $2.1 million for the three months ended March 31, 2015. No such expenses were incurred for the three months ended March 31, 2016. Aggregate expenses approximate $114.2 million since inception of our development of this product candidate. Our expense obligations for this product are detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Expenses in 2015 consisted primarily of three large clinical trials addressing the efficacy and safety of the product, along with formulation, manufacturing development and allocated wages and compensation. BELBUCA™ was approved by the FDA in 2015.

ONSOLIS®

We incurred research and development expenses for ONSOLIS® of approximately $0.4 million for the three months ended March 31, 2016. There were no such expenses incurred during the three months ended March 31, 2015. We have incurred approximately $0.7 million in the aggregate since inception of our development of this product. Our expenses for this product for 2016 and 2015 consisted mainly of development work in support of the reformulation of ONSOLIS® that was approved by the FDA in August 2015 and allocated wages and compensation.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $2.7 million for the three months ended March 31, 2016 and approximately $3.6 million for the three months ended March 31, 2015, and have incurred approximately $23.5 million in the aggregate since inception of development. Our expenses for this product candidate over such periods consisted mainly of several clinical trials testing the efficacy of the product, a Long-Term Safety Study and allocated wages and compensation.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $0.6 million for the three months ended March 31, 2016 and $0.07 million for the three months ended March 31, 2015, and have incurred approximately $3.8 million in the aggregate since inception of development. Our 2015 and 2016 expenses for this product candidate consisted of pre-clinical formulation and manufacturing development in anticipation of filing an IND in 2016. Also included were allocated wages and compensation.

Selling, General and Administrative Expenses. During the three months ended March 31, 2016 and 2015, general and administrative expenses totaled $13.1 million and $13.2 million, respectively. Selling, general and administrative costs include commercialization costs for BUNAVAIL™, legal, accounting and management wages, and consulting and professional fees, travel costs, and stock compensation expenses.

Interest expense, net. During the three months ended March 31, 2016, we had net interest expense of $0.8 million, consisting of $0.62 million of scheduled interest payments and $0.16 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap. During the three months ended March 31, 2015, we had net interest expense of $0.4 million, consisting of $0.26 million of scheduled interest payments and $0.16 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap.

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

At March 31, 2016, we had cash and cash equivalents of approximately $69.4 million. We used $14.2 million of cash during the three months ended March 31, 2016 and had stockholders’ equity of $19.8 million at March 31, 2016, versus $31.7 million at December 31, 2015. We expect that we will have sufficient cash to manage our business into approximately into the third quarter of 2017, although this estimation assumes we do not accelerate the development of existing product candidates, or acquire other, drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements.

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

Accordingly, we may need to raise additional capital, which may be available to us through a variety of sources, including:

•	public equity markets;

•	private equity financings;

•	commercialization agreements and collaborative arrangements;

•	sale of product royalty;

•	grants and new license revenues;

•	bank loans;

•	equipment financing;

•	public or private debt; and

•	exercise of existing warrants or options to purchase our common stock.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2016 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,216	$325	$678	$715	$498
Secured loan facility	30,000	10,000	20,000	—	—
Purchase obligations**	228	171	57	—	—
Interest on secured loan facility	4,803	2,385	2,418	—	—
Minimum royalty expenses***	5,625	1,500	3,000	1,125	—

Total contractual cash obligations****	$42,872	$14,381	$26,153	$1,840	$498

*	This amount represents obligations through the end of the calendar year ended December 31, 2016.
**	Purchase obligations are primarily related to long term contracts for minimum services from commercial vendors.
***	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC (or CDC) regardless of actual sales.
****	We signed a commercialization agreement with Endo in January 2012. Endo will have worldwide rights to market our BELBUCA™ product. In return for milestone payments and royalties, we are required to conduct and pay for certain clinical trials as outlined in a mutually agreed development plan. These costs will depend on the size and scope of the required trials. The Endo agreement does not specify minimums in terms of the cost of the trials and therefore no amounts are included herein.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results

of Operations – Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2015. There have not been material changes to the critical accounting policies previously disclosed in that report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of our continuing commercial efforts with BUNAVAIL®) and royalty or milestone payments, if any (including potential royalty payments from Endo on sales of BELBUCA™), (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2015 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

On September 22, 2014, the RB Plaintiffs filed an action against us (and our commercial partner) relating to our BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (‘167 Patent). As with prior actions by the RB Plaintiffs, we believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL®. We strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, we filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against our commercial partner. The Court issued an opinion on July 21, 2015 granting our motion to transfer the venue to the EDNC, but denying our motion to dismiss the case against our commercial partner as moot. We have also filed a Joint Motion to Stay the case in North Carolina at the end of April 2016, which was granted by the court on May 5, 2016. Thus, the case is now stayed until a final resolution of the ‘167 IPRs in the USPTO. We will continue to vigorously defend this case in the EDNC.

In a related matter, on October 28, 2014, we filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and we filed a request for rehearing for the non-instituted IPR. The final decisions finding all claims patentable were issued in March 2016 and we filed a Request for Reconsideration in the USPTO in April 2016. While the claims were upheld in the opinion, BUNAVAIL® does not infringe the claims of the ‘167 patent.

On January 22, 2014, MonoSol filed a Petition for IPR on US Patent No. 7,579,019 (the ‘019 Patent). The Petition asserted that the claims of the ‘019 Patent are alleged to be unpatentable over certain prior art references. The IPR was instituted on August 6, 2014. An oral hearing was held in April 2015 and a decision upholding all seven claims was issued August 5, 2015. In September 2015, MonoSol requested that the USPTO rehear the IPR. We will continue to vigorously defend our ‘019 patent. We expect the USPTO to issue a decision in the second half of 2016.

Actavis

On February 8, 2016, we received a purported notice relating to a Paragraph IV certification from Actavis Laboratories UT, Inc. (“Actavis”) seeking to find invalid three Orange Book listed patents (the “Patents”) relating specifically to BUNAVAIL®. The Paragraph IV certification relates to an Abbreviated New Drug Application (the “ANDA”) filed by Actavis with the U.S Food and Drug Administration (“FDA”) for a generic formulation of BUNAVAIL®. The Patents subject to Actavis’ certification are U.S. Patent Nos. 7,579,019 (“the ’019 Patent”), 8,147,866 and 8,703,177.

We believe that Actavis’ claims of invalidity of the Patents are wholly without merit and, as we have done in the past, we intend to vigorously defend our intellectual property. We are highly confident that the Patents are valid, as evidenced in part by the fact that the ‘019 Patent has already been the subject of an unrelated IPR before the USPTO under which we prevailed and all claims of the ‘019 Patent survived. Although there is a pending request for rehearing of the final IPR decision regarding the ‘019 Patent pending at the USPTO, we believe the USPTO’s decision will be upheld. Under the Food Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended (the “Hatch-Waxman Amendments”), after receipt of a valid Paragraph IV notice, we may, and in this case did, bring a patent infringement suit in federal district court against Actavis within 45 days from the date of receipt of the certification notice. On March 18, 2016, we filed a complaint in Delaware against Actavis, thus we are entitled to receive a 30 month stay on FDA’s ability to give final approval to any proposed products that reference BUNAVAIL®. The 30 month stay is expected to preempt any final approval by FDA on Actavis’ ANDA until at least August of 2018. In addition, given the FDA approval of BUNAVAIL®, we are entitled to three years of market exclusivity for BUNAVAIL® ending in June 2017. Given this timeframe, Actavis’ action is not unexpected. In addition, we have additional pending intellectual property which, if issued, would be capable of extending the patent life of all three of our BEMA®-related products, including BUNAVAIL®, and potentially be listed in the Orange Book.

Item 1A. Risk Factors.

No update

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 5, 2016, we entered into an amendment to the Credit Agreement between BDSI, MidCap and the lenders thereto (“the Lenders”) extending the interest only period of the Loan through the end of 2016. Beginning on January 1, 2017, the principal amount owed under the Loan will then be amortized over the remaining 23 months of the Loan. In association with the extension of the interest only period, the Lenders were issued warrants to purchase a total of 84,986 shares of Common Stock at an exercise price of $3.53 per share.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: May 10, 2016	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary, Treasurer and Chief Financial Officer (Principal Accounting Officer)

S-1