Form 10-Q
period 2016-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2016-08-09
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, there were 53,655,470 shares of company Common Stock issued and 53,639,979 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$57,464	$83,560
Accounts receivable, net	2,408	2,488
Inventory	4,426	2,558
Prepaid expenses and other current assets	3,612	3,933

Total current assets	67,910	92,539

Property and equipment, net	4,299	4,262
Goodwill	2,715	2,715
Other intangible assets, net	2,771	3,256

Total assets	$77,695	$102,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,059	$19,501
Notes payable, current maturities, net	7,533	6,707
Deferred revenue, current	1,965	1,875
Derivative liability	114	—

Total current liabilities	28,671	28,083

Notes payable, less current maturities, net	21,540	22,168
Deferred revenue, long-term	20,000	20,000
Other long-term liabilities	825	825

Total liabilities	71,036	71,076

Commitments and contingencies (Notes 7 and 12)	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,093,155 shares of Series A Non-Voting Convertible Preferred Stock outstanding at June 30, 2016 and December 31, 2015	2	2
Common Stock, $.001 par value; 75,000,000 shares authorized; 53,610,470 and 52,730,799 shares issued; 53,594,979 and 52,715,308 shares outstanding at June 30, 2016 and December 31, 2015, respectively	54	53
Additional paid-in capital	285,072	274,891
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(278,422)	(243,203)

Total stockholders’ equity	6,659	31,696

Total liabilities and stockholders’ equity	$77,695	$102,772

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product sales	$2,110	$833	$4,212	$1,510
Product royalty revenues	394	469	1,328	663
Research and development reimbursements	—	80	4	855
Contract revenues	2,500	351	2,500	11,759

Total Revenues:	5,004	1,733	8,044	14,787

Cost of sales	4,094	2,621	6,644	3,745

Expenses:
Research and development	4,008	4,506	9,385	11,054
Selling, general and administrative	12,496	13,287	25,551	26,468

Total Expenses:	16,504	17,793	34,936	37,522

Loss from operations	(15,594)	(18,681)	(33,536)	(26,480)
Interest expense, net	(914)	(527)	(1,691)	(947)
Derivative gain	22	—	22	—
Other (expense) income, net	—	(3)	(14)	23

Net loss	$(16,486)	$(19,211)	$(35,219)	$(27,404)

Basic and diluted loss per share:	$(0.31)	$(0.37)	$(0.66)	$(0.53)

Weighted average common stock shares outstanding:	53,594,979	52,401,747	53,412,813	52,156,657

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2016	2,093,155	$2	52,730,799	$53	$ 274,891	$(47)	$ (243,203)	$31,696
Stock-based compensation	—	—	—	—	7,457	—	—	7,457
Exercise of stock options	—	—	112,425	—	225	—	—	225
Vesting of restricted stock awards	—	—	104,025	—	—	—	—	—
Common stock issuance upon retirement	—	—	663,221	1	2,459	—	—	2,460
Equity financing costs	—	—	—	—	40	—	—	40
Net loss	—	—	—	—	—	—	(35,219)	(35,219)

Balances, June 30, 2016	2,093,155	$2	53,610,470	$54	$ 285,072	$(47)	$ (278,422)	$6,659

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Six months ended June 30,
	2016	2015
Operating activities:
Net loss	$(35,219)	$(27,404)
Depreciation	212	167
Accretion of debt discount	198	278
Amortization of intangible assets	485	485
Derivative liability	114	—
Stock-based compensation expense	7,457	7,658
Changes in assets and liabilities:
Accounts receivable	80	1,614
Inventories	(1,868)	295
Prepaid expenses and other assets	321	133
Accounts payable and accrued expenses	(441)	(2,210)
Deferred revenue	90	(366)

Net cash flows from operating activities	(28,571)	(19,350)

Investing activities:
Purchase of equipment	(249)	(583)

Net cash flows from investing activities	(249)	(583)

Financing activities:
Proceeds from issuance of common stock	2,459	—
Equity financing costs	40	(40)
Proceeds from exercise of stock options	225	303
Proceeds from exercise of common stock warrants	—	1
Payment on note payable	—	(3,335)
Proceeds from notes payable	—	20,667
Payment of deferred financing fees	—	(486)
Return of short swing profits	—	6

Net cash flows from financing activities	2,724	17,116

Net change in cash and cash equivalents	(26,096)	(2,817)
Cash and cash equivalents at beginning of year	83,560	70,472

Cash and cash equivalents at end of year	$57,464	$67,655

Cash paid for interest	$1,358	$491

See notes to condensed consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies:

Overview

BioDelivery Sciences International, Inc., together with its subsidiaries (collectively, the “Company” or “BDSI”) is a specialty pharmaceutical company that is developing and commercializing, either on its own or in partnerships with third parties, new applications of approved therapeutics to address important unmet medical needs using both proven and new drug delivery technologies. The Company is focusing on developing products to meet unmet patient needs in the areas of pain management and addiction.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2015. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The Company has made certain reclassifications in this report’s footnote tables for the year ending December 31, 2015 to conform to the current period presentation. This reclassification had no effect on the measurement of total expenses, loss from operations, or net loss.

Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of results for the full year or any other future periods.

As used herein, the Company’s common stock, par value $.001 per share, is referred to as the “Common Stock.”

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, Arius Pharmaceuticals, Inc. (“Arius”), Arius Two, Inc. (“Arius Two”) and Bioral Nutrient Delivery, LLC (“BND”). For each period presented, BND has been an inactive subsidiary. All significant inter-company balances and transactions have been eliminated.

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

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. There were no allowances recorded as of June 30, 2016 or December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, the Company had $2.0 million and $1.9 million, respectively, of deferred revenue related to sales to wholesalers for which future returns could not be reasonably estimated at the time of sale. Deferred revenue is recognized as revenue when the product is sold to the end user, based upon prescriptions filled. To estimate product sold to end users, the Company relies on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sales to customers. Deferred revenue is recorded net of estimated allowances for rebates, price adjustments, chargebacks, prompt payment and other discounts. Estimated allowances are recorded and classified as accrued expenses in the accompanying balance sheets as of June 30, 2016 and December 31, 2015 (see Note 4).

Product Returns- Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the products within an 18-month period that begins six months prior to and ends twelve months after the expiration of the products. The Company does not believe it has sufficient experience with BUNAVAIL® to estimate its returns at time of ex-factory sales. When the Company cannot reasonably estimate the amount of future product returns, it records revenues when the risk of product return has been substantially eliminated, which is at the time the product is sold through to the end user.

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

Gross to Net Accruals- A significant majority of the Company’s gross to net accruals are the result of its voucher program and Medicaid rebates, with the majority of those programs having an accrual to payment cycle of anywhere from one to three months. In addition to this relatively short accrual to payment cycle, the Company receives daily information from its wholesalers regarding their sales of BUNAVAIL® and actual on hand inventory levels. During the quarter ended June 30, 2016, the Company’s three largest wholesalers accounted for approximately 90% of the Company’s voucher and Medicaid accruals. The Company believes that consistently working with these three large wholesalers enables the Company to execute more accurate provisioning procedures. Consistent with pharmaceutical industry practice, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, since the Company does not have sufficient experience with measuring returns, at the time of ex-factory sales, the Company records revenue when the risk of product return has been substantially eliminated.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

Once the Company has adequate experience with measuring returns, it will then be able to record sales ex-factory.

Deferred Cost of Sales

The Company defers its cost of sales in connection with BUNAVAIL® sales at time of ex-factory sales. These costs are recognized when the product is sold through to the end user. The Company had $1.8 million and $1.7 million of deferred costs of sales as of June 30, 2016 and December 31, 2015, respectively. These costs are included in other current assets in the accompanying balance sheet.

Cost of Sales

For BUNAVAIL®, cost of sales includes raw materials, production costs at the Company’s two contract manufacturing sites, quality testing directly related to the product, and depreciation on equipment purchased to produce BUNAVAIL®. It also includes any batches not meeting specifications and raw material yield loss. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized as actual product is sold through to the end user.

Cost of sales also includes the direct costs attributable to the production of the Company’s BREAKYL™ and PAINKYL™ products, which are not self-commercialized by the Company, including all costs related to creating the product at the Company’s contract manufacturing locations in the U.S. and Germany. The Company’s contract manufacturers bill the Company for the final product, which includes materials, direct labor costs, and certain overhead costs as outlined in applicable supply agreements. Cost of sales also includes royalty expenses that the Company owes to third parties.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017 to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These two ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

adjusting comparative information. The Company is currently evaluating the requirements of these standards and has not yet determined the impact on its condensed consolidated financial statements.

The FASB’s new leases standard, ASU 2016-02 Leases (Topic 842), was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases (i.e. operating and capital leases) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its condensed consolidated financial statements.

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

At June 30, 2016, the Company had cash and cash equivalents of approximately $57.5 million. The Company used $26.1 million of cash during the six months ended June 30, 2016 and had stockholders’ equity of $6.7 million, versus $31.7 million at December 31, 2015. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into the third quarter of 2017, although this estimation assumes that the Company does not accelerate the development of existing product candidates, or acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

3.	Inventory:

The following table represents the components of inventory as of:

	June 30, 2016	December 31, 2015
Raw materials & supplies	$1,083	$ 443
Work-in-process	1,862	1,216
Finished goods	1,481	899

Total inventories	$4,426	$2,558

4.	Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	June 30, 2016	December 31, 2015
Accounts payable	$12,481	$10,177
Accrued price adjustments	632	317
Accrued rebates	2,682	4,471
Accrued chargebacks	27	65
Accrued compensation and benefits	2,147	1,917
Accrued royalties	393	431
Accrued clinical trial costs	236	584
Accrued manufacturing costs	200	183
Accrued sales and marketing costs	—	880
Accrued other	261	476

Total accounts payable and accrued expenses	$19,059	$19,501

5.	Property and Equipment:

Property and equipment, summarized by major category, consist of the following as of:

	June 30, 2016	December 31, 2015
Machinery & equipment	$4,371	$580
Computer equipment & software	459	460
Office furniture & equipment	202	200
Leasehold improvements	53	53
Idle equipment	1,440	4,983

Total	6,525	6,276
Less accumulated depreciation	(2,226)	(2,014)

Total property, plant & equipment, net	$4,299	$4,262

Depreciation expense for the six month periods ended June 30, 2016 and June 30, 2015, was approximately $0.2 million for both periods, respectively. Depreciation expense for the three month periods ended June 30, 2016 and June 30, 2015, was approximately $0.1 million for both periods, respectively.

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

On March 12, 2012, the Company announced the postponement of the U.S. re-launch of ONSOLIS® following the initiation of the class-wide Risk Evaluation and Mitigation Strategy (“REMS”) until the product formulation could be modified to address two appearance-related issues. Such appearance-related issues involved the formation of microscopic crystals and a fading of the color in the mucoadhesive layer, and as was previously reported the Company has since worked with U.S Food and Drug Administration (“FDA”) FDA to reformulate ONSOLIS® to address these issues. In August 2015, the Company announced the FDA approval of the new formulation.

On January 27, 2015, the Company announced that it had entered into an assignment and revenue sharing agreement with Meda to return to the Company the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following the return of the U.S. marketing authorization from Meda, the Company submitted a prior approval supplement for the new formulation to the FDA in March 2015. In connection with the return of the U.S. marketing authorization by Meda to the Company in January 2015, the remaining U.S.-related deferred revenue of $1.0 million was recorded as contract revenue during the six months ended June 30, 2015. There was no remaining U.S.-related contract revenue to record during the six months ended June 30, 2016. On February 27, 2016, the Company entered into an extension of the assignment and revenue sharing agreement to extend the period of time for a period up to December 31, 2016.

Efforts to extend the Company’s supply agreement with its ONSOLIS® manufacturer, Aveva, which is now a subsidiary of Apotex, Inc., were unsuccessful and the agreement expired. However, the Company identified an alternate supplier and requested guidance from the FDA on the specific requirements for obtaining approval to supply product from this new vendor. Based on the Company’s current estimates, the Company believes that it will submit the necessary documentation to the FDA for qualification of the new manufacturer in early 2017, thus allowing for the reintroduction of ONSOLIS® by mid-2017.

On May 11, 2016, the Company and Collegium Pharmaceutical, Inc. (“Collegium”) executed a definitive License and Development Agreement (the “License Agreement”) under which the Company has granted the exclusive rights to develop and commercialize ONSOLIS® in the U.S. to Collegium. See “Collegium License and Development Agreement” below.

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

Pursuant to the Endo Agreement, Endo has obtained all rights necessary to complete the clinical and commercial development of BELBUCA™ and to sell the product worldwide. Although Endo has obtained all such necessary rights, the Company had agreed under the Endo Agreement to be responsible for the completion of certain clinical trials regarding BELBUCA™ (and to provide clinical trial materials for such trials) necessary to submit a New Drug Application (“NDA”) to the FDA, which occurred in December 2014 and was accepted in February 2015, in order to obtain approval of BELBUCA™ in the U.S., which occurred in October 2015. The Company was responsible for development activities through the filing of the NDA in the U.S., while Endo was responsible for the development following the NDA submission, along with the manufacturing, distribution, marketing and sales of BELBUCA™ on a worldwide basis. In addition, Endo was responsible for all filings required in order to obtain regulatory approval of BELBUCA™.

Pursuant to the Endo Agreement, the Company has received (or is expected to receive upon satisfaction of applicable conditions) the following payments (some portion(s) of which will be utilized by the Company to support its development obligations under the Endo Agreement with respect to BELBUCA™):

•	$30 million non-refundable upfront license fee (earned in January 2012);
•	$15 million for enhancement of intellectual property rights (earned in May 2012);
•	$20 million for full enrollment in two clinical trials ($10 million earned in January 2014 and $10 million earned in June 2014);
•	$10 million upon FDA acceptance of the NDA filing (earned in February 2015);
•	$50 million upon regulatory approval (earned in October 2015 and received in November 2015). Twenty million dollars of such $50 million payment was deferred because all or a portion of such $20 million is contingently refundable to Endo based upon a third party generic introduction in the U.S. during the patent extension period from 2020 to 2027. If there is no such third party generic introduction during the aforementioned period, the $20 million in deferred revenue will be recognized monthly over the patent extension period from 2020 to 2027. If, however, such introduction should occur any time during the 2020 to 2027 period, a refund would be due to Endo based on the numerator, composed of the number of complete calendar months beyond December 31, 2019 that the first generic was sold, over the denominator of 84 months multiplied by $20 million. For example, if a generic product were to be introduced in the U.S. in January of 2026, 72 of the 84 months of patent exclusivity would have been earned and 12 months would have to be refunded. The calculation would be 12/84 times $20 million, for a refund of $2.9 million. The method of the refund payment to Endo would be made first by crediting against milestone payments owed to the Company, second by reducing the royalty by 50% until the $2.9 million is refunded, and third by the Company making a payment in the amount due to Endo;
•	up to an aggregate of $55 million based on the achievement of four separate post-approval sales thresholds; and
•	sales-based royalties in a particular percentage range on U.S. sales of BELBUCA™, and royalties in a lesser range on sales made outside the United States, subject to certain restrictions and adjustments.

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

Endo License and Development Agreement (continued):

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

The Company estimated that such clinical development services would extend into the first half of 2015. Such services were completed during the six months ended June 30, 2015 and resulted in the recognition of $0.4 million in the accompanying condensed consolidated statements of operations. There was no further deferred revenue related to the upfront license fee recorded during the six months ended June 30, 2016.

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

The remaining milestone payments are expected to be recognized as revenue as they are achieved, except that $20 of the $50 million regulatory approval milestone received in November for the Patent Life Extension is contingently refundable from 2020 to 2027 and revenue related to such contingently refundable milestone has been deferred for future recognition. The $20 million will be earned over the extended 84 month patent period as it is contingently refundable pending a generic product commercially launched in the U.S. during the patent extension period. Sales threshold payments and sales-based royalties will be recognized as they accrue under the terms of the Endo Agreement.

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

Beginning in March 2014, total reimbursable contractor costs exceeded a set threshold, at which point all such expenses have been borne at a rate of 50% by Endo and 50% by the Company. Endo has continued to reimburse the Company for 100% of such costs, with 50% thereof to be taken by Endo as a credit against potential future milestones associated with achievement of certain regulatory events. During the six months ended June 30, 2016 and 2015, the Company recognized $0 and $0.004 million, respectively, of reimbursable expenses related to the Endo Agreement, which is recorded as research and development reimbursement revenue on the accompanying condensed consolidated statement of operations.

On December 23, 2014, the Company and Endo announced the submission of an NDA for BELBUCA™ to the FDA, which was accepted February 23, 2015. On October 26, 2015, the Company and Endo announced that the FDA approved BELBUCA™ (on October 23, 2015). The FDA approval of BELBUCA™ triggered a milestone payment to the Company from Endo of $50 million pursuant to the Endo Agreement, less approximately $6 million of cumulative pre-payments. The Company received payment of such milestone in November 2015. The company deferred $20 million of such $50 million payment having been deferred under GAAP due

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

6.	License and Development Agreements (continued):

Endo License and Development Agreement (continued):

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

Collegium License and Development Agreement

On May 11, 2016, the Company and Collegium executed a License Agreement under which the Company granted Collegium the exclusive rights to develop and commercialize ONSOLIS® in the U.S.

Under the terms of the License Agreement, Collegium will be responsible for the manufacturing, distribution, marketing and sales of ONSOLIS® in the U.S. The Company is obligated to use commercially reasonable efforts to continue the transfer of manufacturing to the anticipated manufacturer for ONSOLIS® and to submit a corresponding Prior Approval Supplement (the “Supplement”) to the FDA with respect to the current NDA for ONSOLIS®. Following approval of the Supplement, the NDA and manufacturing responsibility for ONSOLIS® (including the manufacturing relationship with the Company’s manufacturer, subject to the Company entering into an appropriate agreement with such manufacturer that is acceptable and assignable to Collegium) will be transferred to Collegium.

Financial terms of the License Agreement include:

•	a $2.5 million upfront non-refundable payment, payable to the Company within 30 days of execution of the License Agreement (received June 2016);
•	reimbursement to the Company for a pre-determined amount of the remaining expenses associated with the ongoing transfer of the manufacturing of ONSOLIS®;
•	$4 million payable to the Company upon first commercial sale of ONSOLIS® in the U.S;
•	up to $17 million in potential payments to the Company based on achievement of performance and sales milestones; and
•	upper-teen percent royalties payable by Collegium to the Company based on various annual U.S. net sales thresholds, subject to customary adjustments and the royalty sharing arrangements described below.

The License Agreement also contains customary termination provisions that include a right by either party to terminate upon the other party’s uncured material breach, insolvency, or bankruptcy as well as in the event a certain commercial milestone is not met.

ONSOLIS® was originally licensed to, and launched in the U.S. by, Meda. In January 2015, the Company entered into an assignment and revenue sharing agreement (the “ARS Agreement”) with Meda pursuant to which Meda transferred the marketing authorizations for ONSOLIS® for the United States back to the Company. Under the ARS Agreement, financial terms were established that enable Meda to share a significant portion in the proceeds of milestone and royalty payments received by the Company from any new North American partnership for ONSOLIS® that may be executed by the Company, and the execution of the License Agreement between the Company and Collegium required the execution of a definitive termination agreement between the Company and Meda embodying those royalty-sharing terms, returning ONSOLIS®-related assets and rights in the U.S., Canada, and Mexico to the Company, and including certain other provisions. In addition, the Company’s royalty obligations to CDC IV, LLC (“CDC”) and its assignees will remain in effect. CDC provided funding for the development of ONSOLIS® in the past.

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

The Company is required to make the following payments to Arcion:

•	$2.5 million payable upon filing and acceptance by the FDA of an NDA with respect to an Arcion Product, which will be payable, at the Company’s option, in cash or unregistered shares of Common Stock (with such shares being subject to a nine month lock-up and certain limitations on sale thereafter); and
•	up to a potential $60 million in cash payments upon achieving certain pre-determined sales thresholds in the U.S., none of which occur prior to achieving at least $200 million in U.S. net sales.

In addition, the Company shall pay Arcion $35 million in cash on initial FDA approval of an Arcion Product, unless: (i) the Company does not receive at least $70 million in FDA approval-related milestone payments from its US sublicensees (if any sublicenses are involved) with respect to the Arcion Product, in which case the Company shall pay Arcion a prorated amount between $17.5 million and $35 million based on the total amount of such milestone payments received by the Company and its affiliates from its sublicenses (if any sublicenses are involved); or (ii) the FDA requires or recommends the performance of a capsaicin challenge test (to see if C-fiber function is present in the skin by determining if subjects experience pain, and to determine pain intensity if present) as a precondition or precursor to the prescribing of the Arcion Product (as a condition of approval, a labeling requirement, or otherwise), in which case such milestone shall be reduced to $17.5 million, but the first and second sales threshold payments (as part of the $60 million in cash payments) described above shall each be increased by $8 million.

All milestone payments due to Arcion under the Arcion Agreement are payable only once each.

In addition to the milestones set forth above, the Company will pay royalties to Arcion based upon sales of Arcion Products by the Company, its affiliate and sub-licensees (if any), all as defined in the Arcion Agreement.

In addition, in the event the amount due upon FDA approval of the Arcion Product in the U.S. is less than $35 million for any reason other than an FDA requirement or recommendation of a capsaicin challenge test, as described above, the Company shall pay Arcion a portion of any milestone payments received by the Company and its affiliates from their sublicensees on the basis of any events occurring in the U.S. following FDA approval but prior to (and including) the first commercial sale of an Arcion Product in the U.S., and certain of the payments to Arcion referred to above shall also be subject to upward adjustment (with such upward adjustments payable in the form of cash or unregistered shares of the Company’s Common Stock, as elected solely by the Company), until such time as the sum of all such additional payments and upward adjustments (including the value of any issuances of stock, if the Company elects to pay in stock) and the initial amount paid on the initial FDA approval totals $35 million.

The term of the Arcion Agreement continues, on a country-by-country and product-by-product basis, until the earlier of (i) the expiration of the royalty term for a particular Arcion Product in a particular country or (ii) the effective date of termination by either party pursuant to customary termination provisions. The royalty term for any given country is the later of (i) the first date there are no valid claims against any Arcion patent, (ii) the expiration of patent exclusivity or (iii) the tenth anniversary of the first commercial sale.

On March 30, 2015, the Company announced that the primary efficacy endpoint in its initial Phase 3 clinical study of Clonidine Topical Gel compared to placebo for the treatment of PDN did not meet statistical significance, although certain secondary endpoints showed statistically significant improvement over placebo. Final analysis of the study identified a sizeable patient population with a statistically significant improvement in pain score vs placebo. Following thorough analysis of the data and identification of the reasons behind the study results, the Company initiated a second study. The study incorporated significant learnings from previously conducted studies and involved tightened and additional inclusion criteria to improve assay sensitivity, reduce bias and ensure compliance with enrollment criteria. On August 4, 2016, the Company announced that it had reached its target number of subjects to be randomized in its multi-center, double-blind, placebo-controlled Phase 2b study assessing the efficacy and safety of Clonidine Topical Gel in the treatment of PDN. Based on the timing of randomization of the last patient, the Company now expects topline results of the study will be available by the end of this year, which puts it six to eight weeks ahead of schedule.

Evonik Development and Exclusive License Option Agreement:

On October 27, 2014, the Company entered into a definitive Development and Exclusive License Option Agreement (the “Development Agreement”) with Evonik Corporation (“Evonik”) to develop and commercialize an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence (the “Evonik Product”). Under the Development Agreement, the Company also has the right to pursue development of the Evonik Product for pain management and

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

Upon execution of the Development Agreement and the delivery by Evonik to the Company of certain data and results achieved by Evonik from prior work performed by Evonik relating to the Product, the Company is obligated to pay to Evonik an initial, non-refundable, non-creditable, one-time payment as well as development service fees for work to be completed, together totaling up to $2.16 million in accordance with an estimated budget set out in the Development Agreement (the “Estimated Budget”) for the mutually agreed Project. Evonik shall not bill the Company for amounts greater than the Estimated Budget unless change orders are executed by both parties. As of June 30, 2016, the Company has paid $2 million towards the Estimated Budget.

Should Evonik and the Company enter into the Evonik License Agreement following the attainment of a Phase 1 ready formulation of the Evonik Product for one or both of the opioid dependence or pain management indications, the Company would pay Evonik a non-refundable, non-creditable one-time payment in conjunction with certain future regulatory filings and approvals and royalties on net sales of the Evonik Product.

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

This product candidate is currently in the pre-clinical stage of development with plans underway for an Investigational New Drug Application submission in early 2017.

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

On February 4, 2016 and June 30, 2016, the Company received separate payments of $0.24 million each from TTY, which related to royalties based on product purchased in Taiwan by TTY of PAINKYL™.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

9.	Note Payable (MidCap Loan):

On May 29, 2015, the Company entered into a $30 million secured loan facility (the “Loan”) with MidCap Financial Trust, as agent and lender (“MidCap”), pursuant to the terms and conditions of the Amended and Restated Credit and Security Agreement, dated as of May 29, 2015 (the “Credit Agreement”), between the Company and MidCap. The Credit Agreement is a restatement, amendment and modification of a prior Credit and Security Agreement, dated as of July 5, 2013 (the “Prior Agreement”), between the Company, MidCap Financial SBIC, LLP, a predecessor to MidCap, and certain lenders thereto. The Credit Agreement restructures, renews, extends and modifies the obligations under the Prior Agreement and the other financing documents executed in connection with the Prior Agreement (the “Prior Loan”). The Company received net Loan proceeds in the aggregate amount of approximately

$20.1 million and will use the Loan proceeds for general corporate purposes or other activities of the Company permitted under the Credit Agreement.

The Loan (as amended May 2016 and described below) has a term of 42 months, with interest only payments for the first 19 months. The interest rate is 8.45% plus a LIBOR floor of 0.5% (total of 8.95% at June 30, 2016), with straight line amortization of principal payments commencing on June 1, 2016, in an amount equal to $1.3 million per month. Upon execution of the Credit Agreement, the Company paid to MidCap a closing fee from the prior loan of approximately $0.4 million. Upon repayment in full of the Loan, the Company is obligated to make a final payment fee equal to 2.75% of the aggregate Loan amount. The 2.75% exit fee has been recorded as deferred loan costs, the current portion of which is included in notes payable, current maturities, net and the long-term portion is in note payable, less current maturities, net, being amortized over the life of the loan. The amounts payable are recorded as other long-term liabilities.

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

Under the Credit Agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including, but not limited to, the obligations of the Company to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver quarterly and annual financial statements to MidCap, (iv) maintain insurance, property and books and records, (v) discharge all taxes, (vi) protect its intellectual property and (vii) generally protect the collateral granted to MidCap.

The Company is also subject to negative covenants customary for financings of this type, including, but not limited to, that it may not: (i) enter into a merger or consolidation or certain change of control events without complying with the terms of the Credit Agreement, (ii) incur liens on the collateral, (iii) incur additional indebtedness, (iv) dispose of any property, (v) amend material agreements or organizational documents, (vi) change its business, jurisdictions of organization or its organizational structures or types, (vii) declare or pay dividends (other than dividends payable solely in Common Stock), (viii) make certain investments or acquisitions except under certain circumstances as set forth in the Credit Agreement, or (ix) enter into certain transactions with affiliates, in each case subject to certain exceptions provided for in the Credit Agreement. Notwithstanding the foregoing, the Credit Agreement amends certain negative covenants contained in the Prior Agreement such that (i) licensing and acquisitions are added as permitted business activities of the Company and (ii) the Company is no longer required to obtain the prior written consent of MidCap for any in-licensing, product or entity acquisitions by the Company by way of merger or consolidation, so long as no event of default has occurred and certain financial metrics are adhered to.

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

The balance of the Loan as of June 30, 2016 is $29.1 million, and is recorded in the accompanying condensed consolidated balance sheet, net of unamortized discount of $0.9 million.

10.	Derivative Financial Instruments:

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s Common Stock, are classified as liabilities when either: (a) the holder possesses rights to a net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value estimated on the settlement date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, and then adjusted to fair value at the close of each reporting period.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value
Measurements Using:
Liabilities
Derivative liabilities- free standing warrants	$—	$114	$—	$114	$—	$—	$—	$—

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using observable inputs (Level 2). The table reflects net gains and losses for all financial liabilities categorized as Level 2 as of June 30, 2016 and December 31, 2015.

	$	Number of Warrants
Liabilities:
Warrant liability as of December 31, 2015	$—	—
Increase due to issuance of warrants	$136	84,986
Decrease due to fair value of warrants	$(22)	—

Warrant liability as of June 30, 2016	$114	84,986

The derivative loss recognized in the condensed consolidated statements of operations reflects the change in fair value of these warrant liabilities.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

11.	Stockholders’ Equity:

Stock-based compensation

During the six months ended June 30, 2016, a total of 296,013 options to purchase Common Stock, with an aggregate fair market value of approximately $1.1 million, were granted to Company employees, directors and contractors. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.

The Company’s stock-based compensation expense is allocated between research and development and selling, general and administrative as follows:

	Three months ended,		Six months ended,
Stock-based compensation expense	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Research and Development	$0.5	$1.1	$1.6	$1.9
Selling, General and Administrative	$2.9	$3.1	$5.9	$5.7

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the six months ended June 30, 2016 follows:

Expected price volatility	62.2% -82.10%
Risk-free interest rate	1.26% - 1.70%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the six months ended June 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,397,529	$5.42
Granted in 2016
Officers and Directors	95,000	2.34
Others	201,013	4.33
Exercised	(112,425)	2.00
Forfeitures	(214,722)	9.64

Outstanding at June 30, 2016	3,366,395	$5.11	$874

As of June 30, 2016, options exercisable totaled 2,542,729. There was approximately $18 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2019.

Earnings Per Share

During the six months ended June 30, 2016 and 2015, outstanding stock options, RSUs, warrants and convertible preferred stock of 10,490,874 and 9,544,743, respectively, were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect. During the three months ended June 30, 2016 and 2015, outstanding stock options, RSUs, warrants and convertible preferred stock of 10,113,296 and 9,459,110, respectively, were not included in the computation of diluted earnings

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

11.	Stockholders’ Equity (continued):

per share, because to do so would have had an antidilutive effect.

Restricted Stock Units

During the six months ended June 30, 2016, 1,314,000 restricted stock units (“RSUs”) were granted to the Company’s executive officers, directors and employees, with a fair market value of approximately $4.4 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended, and vest in equal installments over three years for the executive officers, vest in equal installments over two years for directors and vest in the following year for employees.

Restricted stock activity during the six months ended June 30, 2016 was as follows:

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2016	4,298,154	$10.23
Granted:
Executive officers	913,000	3.80
Directors	185,000	2.43
Employees	216,000	2.36
Vested	(104,025)	3.89
Forfeitures	(561,791)	12.45

Outstanding at June 30, 2016	4,946,338	$8.52

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

In early 2016, following its review of the Company’s corporate performance for 2015, the Compensation Committee approved equity awards in the form of RSUs to its named executive officers (including Dr. Finn) and other senior executives in amounts at or below the 25th% percentile of the Company’s peer group. Dr. Finn, who retired on December 31, 2015, received an immediate award of 150,000 shares of Common Stock in fulfillment of the Company’s contractual obligation to him under the Retirement Agreement. Such shares were issued in March 2016.

Warrants

During the six months ended June 30, 2016, the Company granted warrants to purchase 84,986 shares of Common Stock to Midcap and its affiliates in connection with the Company’s extension agreement with Midcap, at an exercise price of $3.53 per share. As of June 30, 2016, 84,986 warrants remain outstanding.

12.	Commitments and contingencies:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

12.	Commitments and contingencies (continued):

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

On September 20, 2014, based upon the Company’s position and belief that its BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, the Company proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North (EDNC) Carolina, requesting the Court to make a determination that the Company’s BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. In August 2015, the RB Plaintiffs filed an appeal to the Federal Circuit. The Company will vigorously defend this appeal at the Federal Circuit. The appeal was heard by the Federal Circuit on August 3, 2016 and the court will issue a decision in due course. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which the Company filed comments. In December 2015 the Board denied MonoSol’s request to reopen prosecution, but provided MonoSol an opportunity to file a corrected response. MonoSol filed the request in December 2015 and the Company subsequently filed comments on December 23, 2015. The Board, issued a communication on July 7, 2016 denying MonoSol’s request to reopen prosecution of the rejections of all claims over the prior art. All

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

12.	Commitments and contingencies (continued):

claims remain finally rejected, and the additional rejections of the claims was maintained. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, the Company believes these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, the Company filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, the Company also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

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

The Company believes that Actavis’ claims of invalidity of the Patents are wholly without merit and, as the Company has done in the past, intends to vigorously defend its intellectual property. The Company is highly confident that the Patents are valid, as evidenced in part by the fact that the ‘019 Patent has already been the subject of an unrelated IPR before the USPTO under which the Company prevailed and all claims of the ‘019 Patent survived. Although there is a pending request for rehearing of the final IPR decision regarding the ‘019 Patent pending at the USPTO, the Company believes the USPTO’s decision will be upheld. Under the Food Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended (the “Hatch-Waxman Amendments”), after receipt of a valid Paragraph IV notice, the Company may, and in this case plans to, bring a patent infringement suit in federal district court against Actavis within 45 days from the date of receipt of the certification notice. On March 18, 2016 the Company filed a complaint in Delaware against Actavis, thus the Company is entitled to receive a 30 month stay on FDA’s ability to give final approval to any proposed products that reference BUNAVAIL®. The 30 month stay is expected to preempt any final approval by FDA on Actavis’s ANDA until at least August of 2018. The court has scheduled a claim construction hearing (Markman hearing) for December 12, 2016 and a five (5) day exclusivity for BUNAVAIL® ending in June 2017. In addition, given the FDA approval of BUNAVAIL®, the Company is entitled to three years of market exclusivity for BUNAVAIL® ending in June 2017. Given this timeframe, Actavis’s action is not unexpected. In addition, the Company has additional pending intellectual property which, if issued, would be capable of extending the patent life of all three of our BEMA®-related products, including BUNAVAIL®, and potentially be listed in the Orange Book.

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

Our strategy is to:

•	Focus our commercial and development efforts in the areas of pain management and addiction within the U.S. pharmaceutical marketplace;

•	Identify and acquire rights to products that we believe have potential for near-term regulatory approval through the 505(b)(2) approval process of the U.S Food and Drug Administration (“FDA”) or are already FDA approved;

•	Market our products through specialty sales teams by primarily focusing on high-prescribing U.S. physicians in pain and addiction.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

Second Quarter and beyond 2016 Highlights

•	On May 11, 2016, our Company and Collegium Pharmaceutical, Inc. (“Collegium”) executed a definitive License and Development Agreement (the “License Agreement”) under which the Company has granted the exclusive rights to develop and commercialize ONSOLIS® in the U.S. to Collegium., resulting in a milestone payment of $2.5 million paid to our Company June 2016.

•	On June 30, 2016, we received a payment of $0.24 million from TTY Biopharm Co., Ltd. (“TTY”), which related to royalties based on product purchased in Taiwan by TTY of PAINKYL™ (BEMA® fentanyl).

•	On July 11, 2016, we announced we had signed an agreement with a significant managed care provider providing preferred access to BUNAVAIL® for the maintenance treatment of opioid dependence.

Our Products and Related Trends

Our product portfolio currently consists of five products. As of the date of this report, three products are approved by the FDA and two are in development. Three of these five products utilize our patented BEMA® thin film drug delivery technology.

•

BUNAVAIL® was approved by the FDA in June 2014 for the maintenance treatment of opioid dependence. BUNAVAIL® uses our BEMA® technology combined with the Schedule III narcotic buprenorphine in tandem with naloxone, an opioid antagonist. We are commercializing BUNAVAIL® ourselves and launched the product during the fourth quarter of 2014. We have been actively engaged in efforts to optimize our commercialization of BUNAVAIL® and, more during 2016, to better align costs with revenue and to reduce spending. To this end, effective as of May 2016, we reduced the size and altered the structure of our sales force to better focus on the most profitable territories in the areas of the country where BUNAVAIL® has or is in the best position to obtain marketplace growth. This resulted in a reduction in sales territories and a reduction in coinciding marketing expenditures. We will seek to continue to grow BUNAVAIL® market share by focusing sales efforts in the highest growth territories over time, by using recently published data evidencing “diversion” (i.e., the illicit use of a legally prescribed controlled substance) associated with the market leader’s product and, by highlighting the other attributes of BUNAVAIL® as we seek to win exclusive or preferred status in additional managed care contracts. We will also focus on stimulating new business behind a new direct to patient initiative and by introducing more patients to BUNAVAIL® following the official lifting of a long-standing limit from 100 to 275 (as outlined in the final ruling by the Department of Health and Human Services and effective on August 8, 2016), the number of patients per physician that can be treated at any given time with buprenorphine. We will continue to closely monitor our commercial efforts as we seek to increase revenue and reduce spending as well as also evaluate all options available to preserve the long term prospects for and maximize the value of our BUNAVAIL® asset. Separately, as with all other buprenorphine containing products for opioid dependence, the approval of BUNAVAIL® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL® on QT prolongation (i.e., an abnormal lengthening of the heartbeat).

•	BELBUCA™ (which also uses our BEMA® technology) is for the management of chronic pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product is licensed on a worldwide basis to Endo Pharmaceuticals, Inc. (“Endo”). On October 26, 2015, we announced with Endo that the FDA approved BELBUCA™. BELBUCA™ was launched by Endo in February 2016, and the commercialization of this product may trigger additional future milestone payments from Endo if certain sales milestones are met. We may also be entitled to receive tiered royalties that start in the mid-teens on net sales of BELBUCA™.

•	ONSOLIS® is approved in the U.S. and EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant adult patients with cancer. ONSOLIS® utilizes our BEMA® thin film drug delivery technology in combination with the narcotic fentanyl. The commercial rights to ONSOLIS® were originally licensed to Meda AB (“Meda”) in 2006 and 2007 for all territories worldwide except for Taiwan (where it is licensed to TTY). The marketing authorization for ONSOLIS® was returned to our Company in early 2015 as part of an assignment and revenue sharing agreement with Meda for the United States, Canada and Mexico. Such agreement also facilitated the approval of a new formulation of ONSOLIS® in the U.S. On May 11, 2016, our Company and Collegium executed a License Agreement under which the Company has granted to Collegium the exclusive rights to develop and commercialize ONSOLIS® in the U.S.

•	Clonidine Topical Gel is a non-BEMA® product which is currently in Phase 3 development for the treatment of painful diabetic neuropathy (“PDN”). We licensed this product from Arcion in March 2013. In June 2014, we announced the completion of patient enrollment for our Phase 3 study of Clonidine Topical Gel. In August 2014, we announced our completion of a pre-specified interim analysis of the ongoing initial pivotal Phase 3 trial for Clonidine Topical Gel, at which point we re-opened enrollment to complete recruitment. On March 30, 2015, we announced that the primary efficacy endpoint in our initial Phase 3 clinical study of Clonidine Topical Gel compared to placebo for the treatment of PDN did not meet statistical significance, although certain secondary endpoints showed statistically significant improvement over placebo. Final analysis of the study identified a sizeable patient population with a statistically significant improvement (n=158; p<0.02) in pain score vs placebo. Following thorough analysis of the data and identification of the reasons behind the study results, we initiated a second study. Such study incorporates significant learnings from previously conducted studies and involves tightened and additional inclusion criteria to improve assay sensitivity, reduce bias and ensure compliance with enrollment criteria. On August 4, 2016, we announced that we had reached our target number of subjects to be randomized in our multi-center, double-blind, placebo-controlled Phase 2b study assessing the efficacy and safety of Clonidine Topical Gel in the treatment of PDN. Based on the timing of randomization of the last patient, we now expect topline results of the study will be available by the end of this year, which puts it six to eight weeks ahead of schedule.

•	Buprenorphine Depot Injection is in development as an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence and chronic pain, the rights to which we secured when we entered into a definitive development and exclusive license option agreement from Evonik in October 2014. This product candidate is currently in the pre-clinical stage of development with plans underway for an Investigational New Drug Application (“IND”) submission in early 2017.

As we focus on the growth of our existing products and other product candidates, we also continue to actively explore licensing and acquisition opportunities that will facilitate future growth. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our alliances and partner relationships. We believe these actions, combined with the experience and expertise of our management team, position us well to deliver future growth of our revenue and income.

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

On January 27, 2015, we announced that we had entered into an assignment and revenue sharing agreement with Meda to return to us the marketing authorization for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following the return of the U.S. marketing authorization from Meda, we submitted a prior approval supplement for the new formulation to the FDA in March 2015. On February 27, 2016, we entered into an extension of the assignment and revenue sharing agreement to extend the agreement through December 31, 2016.

Efforts to extend our supply agreement with our ONSOLIS® manufacturer, Aveva, which is now a subsidiary of Apotex, Inc., were unsuccessful and the agreement expired. However, we identified an alternate supplier and requested guidance from the FDA on the specifics required for obtaining approval to supply product from this new vendor. Based on our current estimates, we believe that we will submit the necessary documentation to the FDA for qualification of the new manufacturer in early 2017, which would allow for the reintroduction of ONSOLIS by mid-2017.

On May 11, 2016, our Company and Collegium executed the License Agreement under which we have granted to Collegium the exclusive rights to develop and commercialize ONSOLIS® in the U.S.

Under terms of the License Agreement, Collegium will be responsible for the manufacturing, distribution, marketing and sales of ONSOLIS® in the U.S. We are obligated to use commercially reasonable efforts to continue the transfer of manufacturing to our anticipated manufacturer for ONSOLIS® and to submit a corresponding Prior Approval Supplement (the “Supplement”) to the FDA with respect to the current NDA for ONSOLIS®. Following approval of the Supplement, the NDA and manufacturing responsibility for ONSOLIS® (including the manufacturing relationship with our manufacturer, subject to us entering into an appropriate agreement with such manufacturer that is acceptable and assignable to Collegium) will be transferred to Collegium.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Product Sales. We recognized $2.1 million and $0.8 million in product sales during the three months ended June 30, 2016 and 2015, respectively. The increase is due to increased sales of BUNAVAIL® and lower associated gross to net deductions as a result of lower Medicaid utilization under our managed care contract during the three months ended June 30, 2016.

Product Royalty Revenues. We recognized $0.4 million and $0.5 million in product royalty revenue during the three months ended June 30, 2016 and 2015, respectively. The decrease is due to lower sales of BREAKYL™ during the three months ended June 30, 2016. During the three months ended June 30, 2016, we also recognized $0.2 million in product royalty revenue for PAINKYL™ under our license agreement with TTY.

Research and Development Reimbursements. We recognized $0.08 million of reimbursable revenue related to our agreement with Endo during the three months ended June 30, 2015. No such research and development reimbursements were recognized during the three months ended June 30, 2016. The research and development reimbursements in 2015 can be attributed to certain research and development expenses, the aggregate of which exceeded $45 million, related to the BELBUCA™ program and were reimbursable from Endo. The BELBUCA™ development program was completed during the first quarter of 2015.

Contract Revenues. We recognized $2.5 million in contract revenue during the three months ended June 30, 2016 associated with the execution of our license agreement with Collegium. We recognized $0.35 million during the three months ended June 30, 2015 in contract revenue, of which $0.3 million was related to a milestone payment received under our license agreement with Kunwha, and $0.05 million was related to previously deferred revenue under our license agreement with Meda.

Cost of Sales. We incurred $4.1 million and $2.6 million in cost of sales during the three months ended June 30, 2016 and 2015, respectively. Cost of sales during the three months ended June 30, 2016 was $1.7 million for BUNAVAIL®, which includes $1.7 million of product cost, royalties paid, lower of cost or market adjustment, and depreciation. Additionally, we incurred a total of $2.3 million in quarterly minimum and royalty payments to CDC IV, LLC (or CDC) and to Meda under the terms of the Collegium contract. Cost of sales during the three months ended June 30, 2016 also included $0.09 million and $0.04 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the three months ended June 30, 2015 was $2.0 million for

BUNAVAIL®, which includes $2 million of product cost, royalties paid, lower of cost or market adjustment, and depreciation. Additionally, we paid a total of $0.4 million in quarterly minimum and royalty payments to CDC. Cost of sales during the three months ended June 30, 2015 also included $0.2 million and $0.05 million related to BREAKYL™ and ONSOLIS®, respectively.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $0.9 million for the three months ended June 30, 2016 and approximately $0.7 million for the three months ended June 30, 2015. We have incurred approximately $36 million in the aggregate since inception of development of this product. BUNAVAIL® was approved by the FDA in 2014. Quarterly BUNAVAIL® research and development expenses primarily consist of qualification of a second manufacturer of BUNAVAIL® and allocated wages and compensation.

BELBUCA™

We incurred research and development expenses for BELBUCA™ of approximately $2.1 million for the three months ended June 30, 2015. No such expenses were incurred for the three months ended June 30, 2016. Aggregate expenses approximate $114.2 million since inception of our development of this product. Our expense obligations for this product are detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Expenses in 2015 consisted primarily of three large clinical trials addressing the efficacy and safety of the product, along with formulation, manufacturing development and allocated wages and compensation. BELBUCA™ was approved by the FDA in 2015.

ONSOLIS®

We incurred research and development expenses for ONSOLIS® of approximately $0.1 million for the three months ended June 30, 2016. There were no such expenses incurred during the three months ended June 30, 2015. We have incurred approximately $0.9 million in the aggregate since inception of this product. Our expenses for this product for 2016 and 2015 consisted mainly of development work in support of the reformulation of ONSOLIS® that was approved by the FDA in August 2015 and allocated wages and compensation.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $1.8 million for the three months ended June 30, 2016 and approximately $3.6 million for the three months ended June 30, 2015, and have incurred approximately $25.4 million in the aggregate since inception of development. Our expenses for this product candidate over such periods consisted mainly of several clinical trials testing the efficacy of the product, a Long-Term Safety Study and allocated wages and compensation.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $1.2 million for the three months ended June 30, 2016 and $0.1 million for the three months ended June 30, 2015, and have incurred approximately $5 million in the aggregate since inception of development. Our 2015 and 2016 expenses for this product candidate consisted of pre-clinical formulation and manufacturing development in anticipation of filing an IND in 2016. Also included were allocated wages and compensation.

Selling, General and Administrative Expenses. During the three months ended June 30, 2016 and 2015, general and administrative expenses totaled $12.5 million and $13.3 million, respectively. Selling, general and administrative costs include commercialization costs for BUNAVAIL™, legal, accounting and management wages, and consulting and professional fees, travel costs, and stock compensation expenses. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet.

During the three months ended June 30, 2016 and 2015, selling, general and administrative expenses included $2.9 million and $3.1 million of stock compensation expenses, respectively. This is primarily composed of restricted stock expense to our executive management and board of directors.

Interest expense, net. During the three months ended June 30, 2016, we had net interest expense of $0.9 million, consisting of $0.7 million of scheduled interest payments, $0.1 million of related amortization of discount and loan costs and $0.1 million of warrant interest expense, all related to the July 2013 secured loan facility from MidCap. During the three months ended June 30, 2015, we had net interest expense of $0.5 million, consisting of $0.4 million of scheduled interest payments and $0.1 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap.

Derivative gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the three months ended June 30, 2016, our stock price decreased by $0.87. This is the largest component of the Black-Scholes change. As a result, our derivative liability also decreased, resulting in a $0.02 million credit to income. There were no derivatives or associated warrants during the three months ended June 30, 2015.

Comparison of the six months ended June 30, 2016 and 2015

Product Sales. We recognized $4.2 million and $1.5 million in product sales during the six months ended June 30, 2016 and 2015, respectively. The increase is due to increased sales of BUNAVAIL® and lower associated gross to net deductions as a result of lower Medicaid utilization under our managed care contract and lower voucher costs due to the elimination of the 14 day voucher program during the six months ended June 30, 2016.

Product Royalty Revenues. We recognized $1.3 million and $0.7 million in product royalty revenue during the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, $0.8 million can be attributed to higher net sales of BREAKYL™ under our license agreement with Meda.    During the six months ended June 30, 2016, we also recognized $0.5 million in product royalty revenue under our license agreement with TTY.    During the six months ended June 30, 2015, $0.6 million in product royalty revenues can be attributed to net sales of BREAKYL™. We also recognized $0.07 million in product royalty revenue during the six months ended June 30, 2015 under our license agreement with TTY.

Research and Development Reimbursements. We recognized $0.004 million and $0.9 million of reimbursable revenue related to our agreement with Endo during the six months ended June 30, 2016 and 2015, respectively. The research and development reimbursements can be attributed to certain research and development expenses, the aggregate of which exceeded $45 million, related to the BELBUCA™ program and were reimbursable from Endo. The decrease is due to the completion of the BELBUCA™ development program during the first quarter of 2015.

Contract Revenues. We recognized $2.5 million in contract revenue during the six months ended June 30, 2016 upon execution of our license agreement with Collegium. We recognized $11.8 million in contract revenue during the six months ended June 30, 2015, which included a $10 million milestone payment from Endo upon FDA acceptance of filing the BELBUCA™ NDA. We also recognized $1.0 million during the six months ended June 30, 2015 in contract revenue related to previously deferred revenue under our license agreement with Meda. We further earned $0.3 million in contract revenue during the six months ended June 30, 2015 under our license agreement with Kunwha. The decrease in contract revenue during the six months ended June 30, 2016 can be attributed to no additional milestone payments being received or earned during that period.

Cost of Sales. We incurred $6.6 million and $3.7 million in cost of sales during the six months ended June 30, 2016 and 2015, respectively. Cost of sales during the six months ended June 30, 2016 was $3.7 million for BUNAVAIL®. Such product costs includes manufacturing, royalties, lower of cost or market adjustment and depreciation. Additionally, we paid a total of $2.6 million in quarterly minimum and royalty payments to CDC and Meda. Cost of sales during the six months ended June 30, 2016 also includes $0.3 million and $0.07 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the six months ended June 30, 2015 was $1.7 million for BUNAVAIL®, which includes manufacturing costs, lower of cost or market adjustment, depreciation and $0.9 million for batches not meeting specifications and raw material yield loss. In addition, cost of sales for last quarter included $0.3 million in cost of sales related to BREAKYL™, as well as quarterly minimum and royalty payments to CDC of $0.8 million.

Expenditures for Research and Development Programs

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $2.7 million for six months ended June 30, 2016 and approximately $1.9 million for the six months ended June 30, 2015. We have incurred approximately $36.2 million in the aggregate since inception of our development of this product. BUNAVAIL® was approved by the FDA in 2014. BUNAVAIL® research and development expenses for the first six months of 2016 and the corresponding period in 2015 primarily consist of qualification of a second manufacturer of BUNAVAIL® and allocated wages and compensation.

BELBUCA™

We incurred research and development expenses for BELBUCA™ of approximately $2.4 million for the six months ended June 30, 2015. No such expenses were incurred for the six months ended June 30, 2016. Aggregate expenses approximate $114.2 million since inception of our development of this product candidate. Our expense obligations for this product are detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Expenses in 2015 consisted primarily of six large clinical trials addressing the efficacy and safety of the product, along with formulation, manufacturing development and allocated wages and compensation. BELBUCA™ was approved by the FDA in 2015.

ONSOLIS®

We incurred research and development expenses for ONSOLIS® of approximately $0.6 million for the six months ended June 30, 2016. There were no such expenses incurred during the six months ended June 30, 2015. We have incurred approximately $0.9 million in the aggregate since inception of this product. Our expenses for this product for 2016 and 2015 consisted mainly of development work in support of the reformulation of ONSOLIS® that was approved by the FDA in August 2015 and allocated wages and compensation.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $4.1 million for the six months ended June 30, 2016 and approximately $5.6 million for the six months ended June 30, 2015, and have incurred approximately $24.9 million in the aggregate since inception of development. Our expenses for this product candidate over such periods consisted mainly of several clinical trials testing the efficacy of the product, a Long-Term Safety Study and allocated wages and compensation.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $1.9 million for the six months ended June 30, 2016 and $0.8 million for the six months ended June 30, 2015, and have incurred approximately $5.1 million in the aggregate since inception of development. Our 2015 and 2016 expenses for this product candidate consisted of pre-clinical formulation and manufacturing development in anticipation of filing an IND in 2016. Also included were allocated wages and compensation.

Selling, General and Administrative Expenses. During the six months ended June 30, 2016 and 2015, general and administrative expenses totaled $25.6 million and $26.4 million, respectively. Selling, general and administrative costs include commercialization costs for BUNAVAIL™, legal, accounting and management wages, and consulting and professional fees, travel costs, and stock compensation expenses. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the accompanying condensed balance sheet.

During the six months ended June 30, 2016 and 2015, selling, general and administrative expenses included $5.9 million and $5.7 million of stock compensation expenses, respectively. This is primarily composed of restricted stock expense to our executive management and board of directors.

Interest expense, net. During the six months ended June 30, 2016, we had net interest expense of $1.7 million, consisting of $1.4 million of scheduled interest payments, $0.2 million of related amortization of discount and loan costs and $0.1 million in warrant interest expense, all related to the July 2013 secured loan facility from MidCap. During the six months ended June 30, 2015, we had net interest expense of $0.9 million, consisting of $0.6 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap.

Derivative gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the six months ended June 30, 2016, our stock price decreased by $2.43. This is the largest component of the Black-Scholes change. As a result, our derivative liability also decreased, resulting in a $0.02 million credit to income. There were no derivatives or associated warrants during the six months ended June 30, 2015.

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from secured debt facilities, short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of our worldwide license and development agreement with Meda regarding ONSOLIS®, revenue generated as a result of our January 2012 agreement with Endo regarding our newly FDA approved BELBUCA™ product and revenue generated as a result of our May 2016 license and development agreement with Collegium to develop ONSOLIS® in the U.S. We intend to finance our research and development, commercialization and working capital needs from existing cash, royalty revenue, sales revenue from the commercialization of BUNAVAIL®, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding common stock options and warrants to purchase common stock.

At June 30, 2016, we had cash and cash equivalents of approximately $57.5 million. We used $26.1 million of cash during the six months ended June 30, 2016 and had stockholders’ equity of $6.7 million at June 30, 2016, versus $31.7 million at December 31, 2015. We expect that we will have sufficient cash to manage our business into the third quarter of 2017, although this estimation assumes we do not accelerate the development of existing product candidates, or acquire other, drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2016 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,136	$328	$682	$720	$406
Secured loan facility	30,000	7,826	22,174	—	—
Purchase obligations**	185	171	14	—	—
Interest on secured loan facility	4,940	2,575	2,365	—	—
Minimum royalty expenses***	5,250	1,500	3,000	750	—

Total contractual cash obligations****	$42,511	$12,400	$28,235	$1,470	$406

*	This amount represents obligations through the end of the calendar year ended December 31, 2016.
**	Purchase obligations are primarily related to long term contracts for minimum services from commercial vendors.
***	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC (or CDC) regardless of actual sales.
****	We signed a commercialization agreement with Endo in January 2012. Endo will have worldwide rights to market our BELBUCA™ product. In return for milestone payments and royalties, we are required to conduct and pay for certain clinical trials as outlined in a mutually agreed development plan. These costs will depend on the size and scope of the required trials. The Endo agreement does not specify minimums in terms of the cost of the trials and therefore no amounts are included herein.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements.

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

Company Statement Regarding 2016 “Say on Pay” Vote

In connection with our 2016 Annual Meeting of Stockholders, held on June 30, 2016, we placed before our stockholders a proposal to conduct a non-binding advisory vote on the 2015 executive compensation of our named executive officers (a so-called “say on pay” vote). Our say on pay proposal passed favorably, with 55% of the shares present at the meeting voting in favor of our 2015 executive compensation. Our board of directors and management recognize the importance of the say on pay vote, have considered this year’s results and have concluded, notwithstanding the approval of the proposal, that certain aspects of our executive compensation policies should be reviewed closely in the coming year, particularly the potential for emphasizing more performance-based as opposed to time-based criteria for future equity awards to our named executive officers and other employees.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our original assertion that our proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against us while the third has had all claims rejected by the USPTO, we remain confident in our original stated position regarding this matter. Thus far, we have proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant our request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. On September 25, 2015, the Honorable Freda L. Wolfson granted our motion for summary judgment and ordered the case closed. We were found to be entitled to absolute intervening rights as to both patents in suit, the ‘292 and ‘891 patents and our ONSOLIS® product is not liable for infringing the patents prior to July 3, 2012 and August 21, 2012, respectively. In October 2015, MonoSol appealed the decision of the court to the Federal Circuit. We have no reason to believe the outcome will be different and will vigorously defend the appeal. MonoSol filed an appeal with the Federal Circuit and has subsequently decided to withdraw the appeal. On February 25, 2016, MonoSol filed an Unopposed Motion For Voluntary Dismissal Of Appeal, which was granted by the court on February 26, 2016 and the case dismissed. Thus, the district court’s grant of the Summary Judgement of Intervening Rights will stand. In addition, the possibility exists, however, that MonoSol could file another suit alleging infringement of the ‘292 and ’891 patents. We believe ONSOLIS® and our other products relying on the BEMA® technology, including BUNAVAIL® and BELBUCA™, do not infringe any amended, reexamined claim from either patent after those dates.

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

On September 20, 2014, based upon our position and belief that our BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, we proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North (EDNC) Carolina, requesting the Court to make a determination that our BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. In August 2015, the RB Plaintiffs filed an appeal to the Federal Circuit. We will vigorously defend this appeal at the Federal Circuit. The appeal was heard by the Federal Circuit on August 3, 2016 and the court will issue a decision in due course. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which we filed comments. In December 2015 the Board denied MonoSol’s request to reopen prosecution, but provided MonoSol an opportunity to file a corrected response. MonoSol filed the request in December 2015 and we subsequently filed comments on December 23, 2015. The Board, issued a communication on July 7, 2016 denying MonoSol’s request to reopen prosecution of the rejections of all claims over the prior art. All claims remain finally rejected, and the additional rejections of the claims was maintained. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, we believe these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, we filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, we also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

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

We believe that Actavis’ claims of invalidity of the Patents are wholly without merit and, as we have done in the past, we intend to vigorously defend our intellectual property. We are highly confident that the Patents are valid, as evidenced in part by the fact that the ‘019 Patent has already been the subject of an unrelated IPR before the USPTO under which we prevailed and all claims of the ‘019 Patent survived. Although there is a pending request for rehearing of the final IPR decision regarding the ‘019 Patent pending at the USPTO, we believe the USPTO’s decision will be upheld. Under the Food Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, as amended (the “Hatch-Waxman Amendments”), after receipt of a valid Paragraph IV notice, we may, and in this case did, bring a patent infringement suit in federal district court against Actavis within 45 days from the date of receipt of the certification notice. On March 18, 2016, we filed a complaint in Delaware against Actavis, thus we are entitled to receive a 30 month stay on FDA’s ability to give final approval to any proposed products that reference BUNAVAIL®. The 30 month stay is expected to preempt any final approval by FDA on Actavis’ ANDA until at least August of 2018. The court has scheduled a claim construction hearing (Markman hearing) for December 12, 2016 and a five (5) day trial to begin on October 2, 2017. In addition, given the FDA approval of BUNAVAIL®, we are entitled to three years of market exclusivity for BUNAVAIL® ending in June 2017. Given this timeframe, Actavis’ action is not unexpected. In addition, we have additional pending intellectual property which, if issued, would be capable of extending the patent life of all three of our BEMA®-related products, including BUNAVAIL®, and potentially be listed in the Orange Book.

Item 1A. Risk Factors.

The Company hereby updates its risk factors to update the following risk factor relating to the cancellation of its Quintiles contract and internalization of its sales force.

BUNAVAIL® is the first product that we have elected to commercialize. If we are unable to adequately develop, implement, or manage our sales, marketing and distribution capabilities, either on our own or through third parties who perform these functions, our commercialization efforts for BUNAVAIL® or any future product we may commercialize would not produce the desired results, which would hurt our revenues and results of operations. In May 2016, we cancelled our third party contract with Quintiles and internalized our sales force.

Prior to our decision to commercialize BUNAVAIL®, we have relied on third parties to manage sales and marketing efforts for us, including Meda for ONSOLIS® and Endo for BELBUCA™. We therefore have little experience as a company in commercializing a product, and our sales, marketing and distribution capabilities are new. As such, we may not achieve success in marketing and promoting BUNAVAIL®, or any other products we develop or acquire in the future or products we may commercialize through the exercise of co-promotion rights. Specifically, in order to optimize the commercial potential of BUNAVAIL®, we must execute upon our commercialization plan effectively and efficiently. In addition, we must continually assess and modify our commercialization plan in order to adapt to the promotional response. Further, we must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around BUNAVAIL® as an appropriate therapy. In addition, we must provide our sales force with the highest quality training, support, guidance and oversight in order for them to effectively promote BUNAVAIL®. If we fail to perform these commercial functions in the highest quality manner, BUNAVAIL® will not achieve its maximum commercial potential or any level of success at all. In addition, sales and marketing efforts could be negatively impacted by the delay or failure to obtain additional supportive clinical trial data for our products. The deterioration or loss of our sales force would materially and adversely impact our ability to generate sales revenue, which would hurt our results of operations. Finally, we are competing and expect to compete with other companies that currently have extensive and well-funded marketing and sales operations, and our marketing and sales efforts may be unable to compete against these other companies, which would also hurt our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

10.1	License and Development Agreement, dated May 11, 2016, between the Company’s wholly owned subsidiary, Arius Pharmaceuticals, Inc., and Collegium Pharmaceutical Inc.

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302 (*)

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302 (*)

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 9, 2016	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary, Treasurer and
Chief Financial Officer (Principal Accounting Officer)

S-1