Form 10-Q
period 2017-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2017-05-15
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31361

BioDelivery Sciences International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2089858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4131 ParkLake Ave., Suite 225, Raleigh, NC	27612
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

As of May 15, 2017, there were 55,341,463 shares of company Common Stock issued and 55,325,972 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$35,219	$32,019
Accounts receivable, net	7,102	3,569
Inventory	8,145	3,368
Prepaid expenses and other current assets	3,942	4,136

Total current assets	54,408	43,092
Property and equipment, net	4,549	4,230
Goodwill	2,715	2,715
BELBUCA® license and distribution rights intangible	45,000	—
Other intangible assets, net	918	2,285

Total assets	$107,590	$52,322

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$30,521	$18,174
Deferred revenue, current	—	1,716

Total current liabilities	30,521	19,890

Notes payable, less current maturities, net	34,800	29,272
Deferred revenue, long-term	—	20,000
Other long-term liabilities	4,050	825

Total liabilities	69,371	69,987

Commitments and contingencies (Notes 11 and 14)

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,093,155 shares of Series A Non-Voting Convertible Preferred Stock outstanding at both March 31, 2017 and December 31, 2016, respectively.	2	2
Common Stock, $.001 par value; 75,000,000 shares authorized; 55,341,463 and 54,133,511 shares issued; 55,325,972 and 54,118,020 shares outstanding at March 31, 2017 and December 31, 2016, respectively.	55	54
Additional paid-in capital	300,225	292,667
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(262,016)	(310,341)

Total stockholders’ equity (deficit)	38,219	(17,665)

Total liabilities and stockholders’ equity (deficit)	$107,590	$52,322

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product sales	$7,795	$2,102
Product royalty revenues	1,661	934
Research and development reimbursements	22	4
Contract revenues	20,000	—

Total Revenues:	29,478	3,040

Cost of sales	5,645	2,550

Expenses:
Research and development	2,671	5,377
Selling, general and administrative	13,259	13,055

Total Expenses:	15,930	18,432

Income (loss) from operations	7,903	(17,942)
Interest expense, net	(2,886)	(778)
Other expense, net	—	(13)
Bargain purchase gain	27,336	—

Income (loss)	$32,353	$(18,733)
Income tax benefit	15,972	—

Net income (loss) attributable to common stockholders	$48,325	$(18,733)

Basic
Basic income (loss) per share:	$0.89	$(0.36)

Weighted average common stock shares outstanding:	54,519,574	52,230,648

Diluted
Diluted income (loss) per share:	$0.87	$(0.36)

Diluted weighted average common stock shares outstanding:	55,431,628	52,230,648

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2017	2,093,155	$2	54,133,511	$54	$292,667	$(47)	$(310,341)	$(17,665)
Stock-based compensation	—	—	—	—	3,070	—	—	3,070
Restricted stock awards	—	—	1,207,952	1	(1)	—	—	—
Issuance of warrants	—	—	—	—	4,489	—	—	4,489
Net income	—	—	—	—	—	—	48,325	48,325

Balances, March 31, 2017	2,093,155	$2	55,341,463	$55	$300,225	$(47)	$(262,016)	$38,219

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$48,325	$(18,733)
Depreciation	111	86
Accretion of debt discount and loan costs	1,040	99
Amortization of intangible assets	1,369	243
Stock-based compensation expense	3,070	4,111
Deferred income taxes	(15,972)	—
Bargain purchase gain	(27,336)	—
Changes in assets and liabilities:
Accounts receivable	(3,531)	356
Inventories, net of effect of acquisition	633	(2,263)
Prepaid expenses and other assets	194	118
Accounts payable and accrued expenses, net of effect of acquisition	4,811	(438)
Deferred revenue	(21,716)	(235)

Net cash flows from operating activities	(9,002)	(16,656)

Investing activities:
Purchase of equipment	—	(236)

Net cash flows from investing activities	—	(236)

Financing activities:
Proceeds from notes payable	45,000	—
Payment of notes payable	(30,000)	—
Payment of deferred financing fees	(2,798)	—
Equity financing costs	—	40
Proceeds from exercise of stock options	—	225
Proceeds from issuance of common stock	—	2,460

Net cash flows from financing activities	12,202	2,725

Net change in cash and cash equivalents	3,200	(14,167)
Cash and cash equivalents at beginning of year	32,019	83,560

Cash and cash equivalents at end of period	$35,219	$69,393

Cash paid for interest	$946	$679

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

(U.S. DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

Non-cash Financing and Investing Activities:

The Company recorded the fair value of the bargain purchase price of the BELBUCA® acquisition totaling $27.3 million to income during the three months ended March 31, 2017 in accordance with US GAAP (note 7).

The Company recorded the fair value of warrants totaling $4.5 million to equity with an offsetting amount to Notes payable in connection with the CRG term loan during the three months ended March 31, 2017 in accordance with US GAAP (note 12).

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

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2016. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Operating results for the three month periods ended March 31, 2017 are not necessarily indicative of results for the full year or any other future periods.

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

Use of estimates in financial statements

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: revenue recognition, sales allowances such as returns of product sold, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, stock-based compensation, determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes.

Reacquisition of BELBUCA®

On December 7, 2016, the Company entered into an agreement (the “Termination Agreement”) with Endo Pharmaceuticals, Inc. (“Endo”) terminating Endo’s licensing of rights to the Company’s BELBUCA® (buprenorphine) buccal film product (“BELBUCA®”). The closing of the Termination Agreement, and the formal termination of the BELBUCA® license to Endo and closing of the transactions further described below occurred on January 6, 2017 (see note 7, Business Combinations and Asset Acquisitions).

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

Inventory

Other than the inventory purchased from Endo which is stated at fair value, inventories are stated at the lower of cost or net realized value with costs determined for each batch under the first-in, first-out method and specifically allocated to remaining inventory. Inventory consists of raw materials, work in process and finished goods. Raw materials include amounts of active pharmaceutical ingredient for a product to be manufactured, work in process includes the bulk inventory of laminate (the Company’s drug delivery film) prior to being packaged for sale, and finished goods include pharmaceutical products ready for commercial sale.

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. The Company recorded $0.2 million in inventory allowances as of March 31, 2017. There were no allowances recorded as of December 31, 2016.

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

The Company, until January 1, 2017, deferred sales of its BUNAVAIL® (buprenorphine and naloxone) buccal film, Schedule 3 (“CIII”) product (“BUNAVAIL®”) and recognized such revenue when the product was sold through to the end user. There were no product sales of BELBUCA® before January 2017.

Revenue recognition

Net product sales

Beginning in the first quarter of 2017, the Company has determined that it has sufficient experience with BELBUCA® and BUNAVAIL® to estimate its returns at time of ex-factory sales. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectability is reasonably assured. The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase. The Company recognizes revenue from sales transactions where the buyer has the right to return the product at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from any provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes product sales net of estimated allowances for rebates, price adjustments, returns, chargebacks and prompt payment discounts. Given the sufficient experience with BELBUCA® and BUNAVAIL®, the Company can reasonably estimate the amount of future product returns, and therefore, the risk of estimating product return has been substantially eliminated. The effect in income from operations and on net income is that the Company is able to recognize revenue earlier on the sell-in method, net of a provision for estimated returns, since the Company can record revenue once sold to the wholesaler rather than waiting until the product is sold to the end user on a sell-through basis.

The Company establishes allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:

•	the number of and specific contractual terms of agreements with customers;

•	estimated levels of inventory in the distribution channel;

•	historical rebates, chargebacks and returns of products;

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

•	direct communication with customers;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by the Company and/or its competitors;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	the impact of changes in state and federal regulations; and

•	the estimated remaining shelf life of products.

In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel sell-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, management develops an estimate of the quantity of product in the channel which may be subject to various rebate, chargeback and product return exposures. To estimate months of ending inventory in the Company’s distribution channel, the Company divides estimated ending inventory in the distribution channel by the Company’s recent prescription data, not taking into account any future anticipated demand growth beyond the succeeding quarter. Monthly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. This is done for each product line by applying a rate of historical activity for rebates, chargebacks and product returns, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated to be in the distribution channel.

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

The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include certain product incentives to pharmacy customers and other sales stocking allowances. The Company has voucher programs for BELBUCA® and BUNAVAIL® whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the actual redemption rates as reported to the Company by a third-party claims processing organization and actual redemption rates for the Company’s completed programs. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.

Prompt Payment Discounts- The Company typically offers its wholesale customers a prompt payment discount of 2% as an incentive to remit payments within the first 30 to 37 days after the invoice date depending on the customer and the products purchased.

Gross to Net Accruals-A significant majority of the Company’s gross to net accruals are the result of its voucher program and Medicaid rebates, with the majority of those programs having an accrual to payment cycle of anywhere from one to three months. In addition to this relatively short accrual to payment cycle, the Company receives daily information from the wholesalers regarding their sales of the Company’s products and actual on hand inventory levels of its products. During the three months ended March 31, 2017, the three large wholesalers account for approximately 92% of the Company voucher and Medicaid accruals. This enables the Company to execute accurate provisioning procedures. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

Cost of sales

Cost of sales includes the direct costs attributable to the production of BREAKYL™ (the Company’s out-licensed breakthrough cancer pain therapies). It includes all costs related to creating the product at the Company’s contract manufacturing location in Germany. The Company’s contract manufacturer bills the Company for the final product, which includes materials, direct labor costs, and certain overhead costs as outlined in applicable supply agreements. Cost of sales also includes royalty expenses that the Company owes to third parties.

For BELBUCA® and BUNAVAIL®, cost of sales includes raw materials, production costs at the Company’s three contract manufacturing sites, quality testing directly related to the products, and depreciation on equipment that the Company has purchased to produce BELBUCA® and BUNAVAIL®. It also includes any batches not meeting specifications and raw material yield losses. Yield losses and batches not meeting specifications are expensed as incurred. Prior to January 1, 2017, cost of sales was recognized as actual product was sold through to the end user. Beginning January 1, 2017, cost of sales is recognized when sold to the wholesaler.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017 to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These two ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently in the process of evaluating the impact that this new ASU will have on its condensed consolidated financial statements.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant accounting policies (continued):

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has adopted this ASU in the first quarter of 2017; however, the adoption of the ASU had no significant impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a screen to determine when an integrated set of assets and activities (a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The new guidance will be effective for the Company beginning on January 1, 2018 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step of the goodwill impairment test under ASC 350. Under previous guidance, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets (including in-process research and development) and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this new guidance if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference with such impairment charge limited to the amount of goodwill in the reporting unit. This ASU does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This ASU will be applied prospectively and is effective for annual and interim impairment test performed in periods beginning after December 15, 2019 for public business enterprises. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements.

2.	Liquidity and management’s plans:

At March 31, 2017, the Company had cash of approximately $35.2 million. The Company generated $3.2 million of cash during the three months ended March 31, 2017 and had stockholders’ equity of $38.2 million, versus stockholders’ deficit of $17.7 million at December 31, 2016. The Company expects that it has sufficient cash to manage the business as currently planned into the second half of 2018. This estimation assumes that the Company does not accelerate the development of existing, or acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

2.	Liquidity and management’s plans (continued):

Additional capital will be required to support the commercialization of the Company’s reacquired BELBUCA® product, ongoing commercialization activities for BUNAVAIL®, the reformulation project for and the anticipated commercial relaunch of ONSOLIS® (which is out-licensed to Collegium Pharmaceutical, Inc. (“Collegium”) in the US), the continued development of Buprenorphine Depot Injection or other products which may be acquired or licensed by the Company, and for general working capital requirements. Based on product development timelines and agreements with the Company’s development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all.

3.	Inventory:

The following table represents the components of inventory as of:

	March 31, 2017	December 31, 2016
Raw materials & supplies	$1,854	$978
Work-in-process	2,526	1,660
Finished goods	3,765	730

Total inventories	$8,145	$3,368

4.	Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	March 31, 2017	December 31, 2016
Accounts payable	$12,381	$9,397
Accrued price adjustments	1,420	592
Accrued returns	760	—
Accrued acquisition consideration	7,536	—
Accrued rebates	4,228	3,842
Accrued chargebacks	52	10
Accrued compensation and benefits	1,574	2,052
Accrued royalties	586	518
Accrued clinical trial costs	397	615
Accrued legal costs	1,109	490
Accrued manufacturing costs	200	200
Accrued sales and marketing costs	—	193
Accrued other	278	265

Total accounts payable and accrued expenses	$30,521	$18,174

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

5.	Property and equipment:

Property and equipment, summarized by major category, consist of the following as of:

	March 31, 2017	December 31, 2016
Machinery & equipment	$4,907	$4,476
Computer equipment & software	464	464
Office furniture & equipment	202	202
Leasehold improvements	53	53
Idle equipment	1,486	1,486

Total	7,112	6,681
Less accumulated depreciation	(2,563)	(2,451)

Total property, plant & equipment, net	$4,549	$4,230

Depreciation expense was approximately $0.1 million and $0.09 million for the three month periods ended March 31, 2017 and 2016, respectively.

6.	License and development agreements:

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

On May 11, 2016, the Company and Collegium executed a definitive License and Development Agreement (the “License Agreement”) under which the Company has granted to Collegium the exclusive rights to develop and commercialize ONSOLIS® in the U.S. See “Collegium License and Development Agreement” below.

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

Financial terms of the License Agreement include:

•	a $2.5 million upfront non-refundable payment, payable to the Company within 30 days of execution of the License Agreement (received June 2016);

•	reimbursement to the Company for a pre-determined amount of the remaining expenses associated with the ongoing transfer of the manufacturing of ONSOLIS®;

•	$4 million payable to the Company upon first commercial sale of ONSOLIS® in the U.S;

•	$3 million payable to the Company related to ONSOLIS® patent milestone (earned March 2017 but payable by Collegium to the Company first half of 2018);

•	up to $17 million in potential payments to the Company based on achievement of certain performance and sales milestones; and

•	upper-teen percent royalties payable by Collegium to the Company based on various annual U.S. net sales thresholds, subject to customary adjustments and the royalty sharing arrangements described below.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

6.	License and development agreements (continued):

Endo license and development agreement (continued)

Pursuant to the Endo Agreement, the Company has received the following payments:

•	$30 million non-refundable upfront license fee (earned in January 2012);

•	$15 million for enhancement of intellectual property rights (earned in May 2012);

•	$20 million for full enrollment in two clinical trials ($10 million earned in January 2014 and $10 million earned in June 2014);

•	$10 million upon FDA acceptance of filing NDA (earned in February 2015);

•	$50 million upon regulatory approval, earned in October 2015 and received in November 2015. Of the $50 million received in November 2015, $20 million related to a patent extension and was recorded as deferred revenue because all or a portion of such $20 million was contingently refundable to Endo if a third party generic product was introduced in the U.S. during the patent extension period from 2020 to 2027. However, due to the Company and Endo entering into a Termination Agreement on December 7, 2016 which terminated the BELBUCA® license to Endo effective January 6, 2017, the deferred $20 million was recognized as revenue during the three months ended March 31, 2017 in the accompanying condensed consolidated statement of operations (see note 7).

7.	Business combination and asset acquisitions:

On December 7, 2016, the Company entered into an agreement (the “Termination Agreement”) with Endo terminating Endo’s licensing of rights for BELBUCA®. The closing of the Termination Agreement, and the formal termination of the BELBUCA® license to Endo and closing of the transactions further described below to be undertaken in connection therewith (the “Endo Closing”), occurred on January 6, 2017.

At the Endo Closing, the Company purchased from Endo the following assets (the “Assets”): (i) current BELBUCA® product inventory, raw material and work-in-progress, (ii) material manufacturing contracts related to BELBUCA®, (iii) BELBUCA®-related domain names and trademarks (including the BELBUCA® trademark), (iv) BELBUCA®-related manufacturing equipment, and (v) all pre-approval regulatory submissions, including any Investigational New Drug Applications and New Drug Applications, regulatory approvals and post-approval regulatory submissions concerning BELBUCA®. The purchase price for the Assets (the “Asset Purchase Price”) is equal to the sum of (i) the aggregate book value of the portion of the transferred product inventory forecasted to be used or sold by the Company, (ii) the aggregate book value of the raw material and work-in-progress inventory, and (iii) the assumption of any assumed liabilities. Upon the Endo Closing, the Company accepted transfer of the Assets and assumed and agreed to discharge when due all applicable liabilities assumed by the Company, which consisted of post-closing obligations for liabilities and payments associated with the Assets, the assumed contracts related to the Assets and applicable taxes (with the obligation for pre-closing and other certain liabilities resulting from the acts or omissions of Endo being retained by Endo).

The Asset Purchase Price, together with all other payments (including a non-compete covenant payment) due to Endo under the Termination Agreement, will be paid to Endo in cash in four quarterly installments on the last calendar day of each quarter in 2017. Furthermore, the Company is not responsible for future royalties or milestone payments to Endo and Endo is not obligated to any future milestone payments to the Company. The Termination Agreement contains customary representations and warranties and mutual releases and indemnification.

At the Endo Closing, the Company and Endo entered into a Transition Services Agreement which governed the post-closing rights and responsibilities of the Company and Endo in connection with the license termination and the transfer of the Assets to the Company. Under this agreement, the Company and Endo agreed to the handling of transition matters such as managing customer contracts, BELBUCA® price reporting, payments, returns and rebates, and customer and managed care relations. In connection therewith, Endo has agreed to provide to the Company an agreed upon number of work hours to be provided by Endo personnel during the transition for certain of these transition services and other assistance with respect to the transition of BELBUCA® to the Company.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

7.	Business combination and asset acquisitions (continued):

The BELBUCA® acquisition was accounted for as a business combination in accordance with ASC No. 805, Business Combinations which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation is preliminary with respect to taxes and certain accruals and includes the use of estimates based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. The Company believes the estimates used are reasonable and the significant effects of the BELBUCA® acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company.

Asset acquisition BELBUCA®

The following table summarizes the consideration paid to acquire BELBUCA® and the estimated values of assets acquired and liabilities assumed in the accompanying condensed consolidated balance sheet based on their fair values on January 6, 2017 (the date of the Endo Closing):

Asset purchase price:
Deferred cash consideration to Endo	$7,536

Total asset purchase price	$7,536

Estimated fair value of assets acquired:
Current BELBUCA® product inventory and work-in process	$5,412
BELBUCA®-related manufacturing equipment	432
License and distribution rights intangible assets	45,000
Deferred tax liability	(15,972)

Amount attributable to assets acquired	$34,872

Bargain purchase gain	$(27,336)

Inventories acquired included raw materials, work-in-progress and finished goods. The fair value of the acquired finished goods inventory was estimated by adjusting the anticipated selling price costs to sell and an appropriate profit on selling activities. For work-in-process, in addition to those inputs used to estimate the fair value of finished goods, the cost and estimated profit on completing the manufacturing are also included. The fair value of the raw materials represent cost to acquire the materials from suppliers.

The fair value of the equipment was determined by consultations with a third-party equipment vendor, which considered replacement cost and equipment condition. The equipment will be depreciated over seven years based on its estimated remaining useful life.

The fair value of the license and distribution intangible assets were estimated primarily using the “income method,” which starts with a forecast of all expected future cash flows. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including net revenue, cost of sales, commercial expenses, research and development costs and working capital requirements) as well as estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors. The license and distribution rights intangible assets will be amortized over ten years, which approximates the current, remaining patent life of the BELBUCA® intellectual property.

As a result of the business combination, the Company recognized a deferred tax liability of $16.0 million. This deferred tax liability was netted against its deferred tax assets as of March 31, 2017. Because a full valuation allowance has been provided against the Company’s deferred tax assets as it is considered more likely than not that they will not be utilized, the Company released a corresponding amount of its valuation allowance during the three months ended March 31, 2017 and recognized a $16.0 million tax benefit in the accompanying condensed consolidated statement of operations.

The Company recorded the asset acquisition as a bargain purchase gain of $27.3 million in the accompanying condensed consolidated statement of operations.

Pro forma impact of acquisition

The following pro forma combined results of operations are provided for the year ended December 31, 2016, as though the BELBUCA® acquisition had been completed as of January 1, 2016. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

7.	Business combination and asset acquisitions (continued):

company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the BELBUCA® acquisition or any estimated costs that will be incurred to integrate the BELBUCA® product line, nor do they reflect the bargain purchase gain recognized. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

(in thousands, except per share data)
2016* (unaudited)
Revenue	$25,010
Net loss	$(201,769)
Pro forma net loss per common share
Basic	$(3.76)
Diluted	$(3.76)

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the BELBUCA® acquisition and factually supportable. The unaudited pro forma consolidated results include historical revenues and expenses of assets acquired in the acquisition with the following adjustments:

•	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;

•	Adjustment to recognize incremental depreciation expense for equipment acquired in the acquisition.

•	*BELBUCA® was launched February 22, 2016, and therefore, results as of March 31, 2016 were not readily available.

The Company has recognized net product sales for BELBUCA® subsequent to the Endo Closing on January 7, 2017 in the amount of $4.6 million. Non-recurring transaction costs related to the acquisition for the year ended December 31, 2016 were minimal. These non-recurring transaction costs have been excluded from the pro forma results in the above table.

8.	License obligations:

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

This product candidate is currently in the pre-clinical stage of development. An Investigational New Drug Application (“IND”) for the treatment of opioid dependence was filed in the fourth quarter 2016 and plans are underway to file a pain IND in 2017.

9.	Other license agreements and acquired product rights:

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

On February 4, 2016, the Company received a payment of $0.2 million from TTY, which related to royalties based on product purchased in Taiwan by TTY of PAINKYL™ which is recorded in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2016. There were no payments received during the three months ended March 31, 2017.

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

On February 21, 2017, the Company entered into a term loan agreement (the “Term Loan Agreement”) with CRG Servicing LLC (“CRG”), as administrative agent and collateral agent, and the lenders named in the Term Loan Agreement (the “Lenders”). The Company utilized approximately $29.4 million of the initial loan proceeds to repay all of the amounts owed by the Company under its existing Amended and Restated Loan and Security Agreement, dated May 29, 2015, with MidCap (the “Prior Agreement”). Upon the repayment of all amounts owed by the Company under the Prior Agreement, all commitments under the Prior Agreement have been terminated and all security interests granted by the Company and its subsidiary guarantors (the “Subsidiary Guarantors”) under the Prior Agreement have been released (see note 11). The warrants issued to MidCap in May 2016 related to the extension of the interest only period were not terminated and are outstanding as of March 31, 2017. During the three months ended March 31, 2017, $0.7 million of deferred loan costs were expensed and recorded as interest expense in the accompanying condensed consolidated statement of operations.

11.	Term loan agreement (CRG):

Pursuant to the Term Loan Agreement, the Company borrowed $45.0 million from the Lenders as of the Closing Date, and may be eligible to borrow up to an additional $30.0 million in two tranches of $15.0 million each contingent upon achievement of certain conditions, including: (i) in the case of the first tranche, representing the second potential draw under the Loan Agreement (the “Second Draw”), satisfying both (a) certain minimum net revenue thresholds on or before September 30, 2017 or December 31, 2017 and (b) a certain minimum market capitalization threshold for a period of time prior to the funding of the Second Draw (provided, that if the Company does not achieve the minimum net revenue thresholds necessary for the Second Draw but does achieve a certain minimum market capitalization threshold for a period of time prior to December 31, 2017, the Company would be eligible for a Second Draw funding in the amount of $5.0 million); and (ii) in the case of the second tranche, representing the third potential draw under the Loan Agreement (the “Third Draw”), satisfying both (a) certain minimum net revenue thresholds on or before June 30, 2018 or September 30, 2018 and (b) a certain minimum market capitalization threshold for a period of time prior to the funding of the Third Draw.

The Company intends to use the remainder of the initial proceeds under the Term Loan Agreement (after deducting loan origination costs and broker and other fees) of approximately $13.7 million, plus any additional amounts that may be borrowed in the future, for general corporate purposes and working capital.

The Term Loan Agreement has a six-year term with three years of interest-only payments (which can be extended to four years if the Company achieves certain net revenue and market capitalization thresholds prior to December 31, 2019), after which quarterly principal and interest payments will be due through the December 31, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 12.50%, 3.5% of which (i.e., a resultant 9.0% rate) may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. On each borrowing date (including the Closing Date), the Company is required to pay CRG a financing fee based on the loan drawn on that date. The Company is also required to pay the Lenders a final payment fee equivalent to 9% of the original loan amount upon repayment of the Loans in full, in addition to prepayment amounts described below.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice to the Lenders subject to a certain prepayment fees during the first five years of the term (which fees are lowered over time) and no prepayment fee thereafter. In certain circumstances, including a change of control and certain asset sales or licensing transactions, the Company is required to prepay all or a portion of the loan, including the applicable prepayment premium of on the amount of the outstanding principal to be prepaid.

As security for its obligations under the Term Loan Agreement, on the funding date of the initial borrowing, the Company and the Subsidiary Guarantors entered into a security agreement with CRG whereby the Company and the Subsidiary Guarantors granted to CRG, as collateral agent for the Lenders, a lien on substantially all of its assets including intellectual property (subject to certain

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

11.	Term loan agreement (CRG) (continued):

exceptions). The Term Loan Agreement requires the Company to maintain minimum cash and cash equivalents balance and, each year through the end of 2022, to meet a minimum net annual revenue threshold. In the event that the Company does not meet the minimum net annual revenue threshold, then the Company can satisfy the requirement for that year by raising two (2) times the shortfall by way of raising equity or subordinated debt.

The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things (but subject in each case to negotiated exceptions), incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, license intellectual property rights on an exclusive basis or repurchase stock.

The Term Loan Agreement includes customary events of default that include, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, a material adverse change (as defined in the Term Loan Agreement), cross default to material indebtedness or material agreements, bankruptcy and insolvency, material judgments and a change of control. The occurrence and continuance of an event of default could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply on all outstanding obligations during the existence of an event of default under the Term Loan Agreement.

The amount disclosed in Notes payable, less current maturities, in the accompanying condensed consolidated balance sheets for year ended December 31, 2016 reflects the February 21, 2017 repayment of loan obligations to MidCap Financial Trust and the simultaneous entry into a term loan agreement with CRG Servicing LLC.

The following table represents future maturities of the CRG obligation as of March 31, 2017:

2017	$—
2018	—
2019	—
2020	15,000
2021	15,000
2022	15,162

Total maturities	$45,162
Unamortized discount and loan costs	(10,362)

Total CRG obligation	$34,800

12.	Stockholders’ equity:

Stock-based compensation

During the three months ended March 31, 2017, a total of 615,155 options to purchase Common Stock, with an aggregate fair market value of approximately $1.2 million, were granted to Company employees. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.

The Company’s stock-based compensation expense is allocated between research and development and selling, general and administrative as follows:

	Three months ended,
Stock-based compensation expense	March 31, 2017	March 31, 2016
Research and Development	$401	$1,128
Selling, General and Administrative	$2,669	$2,983

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

12.	Stockholders’ equity (continued):

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2017 follows:

Expected price volatility	62.34% -79.88%
Risk-free interest rate	1.90% - 1.94%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the three months ended March 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2017	3,468,991	$4.14
Granted in 2017
Officers and Directors	—	—
Others	615,155	1.87
Exercised	—	—
Forfeitures	(186,387)	5.27

Outstanding at March 31, 2017	3,897,759	$3.73	$31

As of March 31, 2017, options exercisable totaled 2,612,869. There was approximately $11.9 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2020.

Restricted stock units

During the three months ended March 31, 2017, 2,060,000 RSUs were granted to the Company’s executive officers and employees, with a fair market value of approximately $3.7 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended. One-half of such RSUs are time-based and one-half are performance based and all vest over a three-year period. The performance-based RSUs provide for vesting if specified predetermined net revenue and operating income goals are achieved with respect to the annual fiscal years 2017 through 2019. These RSUs were granted over the plan allotment of our 2011 Equity Incentive Plan and will require approval during the 2017 annual stockholder meeting.

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2017	4,584,297	$7.29
Granted:
Executive officers	1,640,000	1.80
Directors	—	—
Employees	420,000	1.80
Vested	(1,207,952)	2.04
Forfeitures	(84,000)	3.14

Outstanding at March 31, 2017	5,352,345	$4.69

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

12.	Stockholders’ equity (continued):

Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

In connection with the initial borrowing made under the Loan Agreement on February 21, 2017, the Company issued to CRG and certain of its affiliates five separate warrants to purchase an aggregate of 1,701,583 shares of the Company’s common stock (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to February 21, 2027 at a price of $2.38 per share, with typical provisions for cashless exercise and stock-based anti-dilution protection. The exercise of the CRG Warrants could have a dilutive effect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the CRG Warrants, exceeds the exercise price of the CRG Warrants. CRG is also entitled to receive a smaller amount of similar warrants concurrently with the funding, if applicable, of the Second Draw and the Third Draw.

The fair value of each warrant grant is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the warrants.

Expected term of warrants granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of warrants granted during the three months ended March 31, 2017 follows:

Expected price volatility	78.39%
Risk-free interest rate	1.92%
Weighted average expected life in years	6 years
Dividend yield	—

Warrant activity during the three months ended March 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2017	84,986	$3.53
Granted in 2017	1,701,583	2.38
Exercised	—	—
Forfeitures	—	—

Outstanding at March 31, 2017	1,786,569	$2.43	$—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

13.	Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data).

	March 31, 2017	March 31, 2016
Basic:
Net income (loss)	$48,235	$(18,733)
Weighted average common shares outstanding	54,519,574	52,230,648

Basic income (loss) per common share	$0.89	$(0.36)

Diluted:
Effect of dilutive securities:

Net income (loss)	$48,235	$(18,733)

	48,235	(18,733)
Weighted average common shares outstanding	54,519,574	52,230,648
Effect of dilutive options and warrants	912,054	—

Diluted weighted average common shares outstanding	55,431,628	52,230,648

Diluted income (loss) per common share	$0.87	$(0.36)

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. In addition to the weighted average shares of Common Stock outstanding, common equivalent shares from stock options, RSUs and warrants using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the three months ended March 31, 2017 and 2016, outstanding stock options, RSUs and warrants of 10,124,619 and 10,113,296, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods.

The following is the total outstanding options and warrants for the three months ended as follows:

	March 31, 2017	March 31, 2016

Options, RSUs and warrants to purchase Common Stock	11,036,673	10,113,296

14.	Commitments and contingencies:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

14.	Commitments and contingencies (continued):

Based on the Company’s original assertion that its proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the USPTO, the Company remains confident in its original stated position regarding this matter. Thus far, the Company has proven that the “original” ’292 and ’891 patents in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ‘292, ‘891 and ‘588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant the Company’s request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. On September 25, 2015, the Honorable Freda L. Wolfson granted the Company’s motion for summary judgment and ordered the case closed. The Company was found to be entitled to absolute intervening rights as to both patents in suit, the ‘292 and ‘891 patents and the Company’s ONSOLIS® product is not liable for infringing the patents prior to July 3, 2012 and August 21, 2012, respectively. In October 2015, MonoSol appealed the decision of the court to the Federal Circuit. The Company had no reason to believe the outcome would be different and were prepared to vigorously defend the appeal. MonoSol, however, subsequently decided to withdraw the appeal. On February 25, 2016, MonoSol filed an Unopposed Motion For Voluntary Dismissal Of Appeal, which was granted by the court on February 26, 2016 and the case dismissed. Thus, the district court’s grant of the Summary Judgement of Intervening Rights stands. The possibility exists that MonoSol could file another suit alleging infringement of the ‘292 and ’891 patents. The Company continues to believe, however, that ONSOLIS® and its other products relying on the BEMA® technology, including BUNAVAIL® and BELBUCA®, do not infringe any amended, reexamined claim from either patent.

Litigation related to BUNAVAIL®

RB and MonoSol

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol (collectively, the RB Plaintiffs) filed an action against the Company relating to its BUNAVAIL® product in the United States District Court for the Eastern District of North Carolina (EDNC) for alleged patent infringement. BUNAVAIL® is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL®, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832) (the ’832 Patent). On May 21, 2014, the Court granted the Company’s motion to dismiss.

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

On September 20, 2014, based upon the Company’s position and belief that its BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, the Company proactively filed a declaratory judgment action in the EDNC, requesting the Court to make a determination that its BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. In August 2015, the RB Plaintiffs filed an appeal to the Federal Circuit. The Federal Circuit affirmed the USPTO’s decision, and the RB Plaintiffs then filed a Petition for Panel Rehearing and for Rehearing En Banc, which was denied. A mandate issued on October 25, 2016, pursuant to Rule 41(a) of the Federal Rules of Appellate Procedure, meaning that a petition for certiorari to the Supreme Court is no longer possible for the RB Plaintiffs. The ‘832 IPR was finally resolved with the invalidation of claims 15-19. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which we filed comments. In December 2015, the PTAB denied MonoSol’s request to reopen prosecution, but provided MonoSol an opportunity to file a corrected response. MonoSol filed the request in December 2015 and we

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

14.	Commitments and contingencies (continued):

subsequently filed comments on December 23, 2015. The PTAB issued a communication on July 7, 2016 denying MonoSol’s request to reopen prosecution of the rejections of all claims over the prior art. On January 31, 2017, the PTAB issued a final decision maintaining an additional new ground of rejection in addition to the previous grounds of invalidity. As such, all claims remain finally rejected on multiple grounds. MonoSol failed to appeal the final decision and all claims were cancelled in a reexamination certificate issued May 9, 2017. For the ‘378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ‘378 Patent narrowly. As in prior litigation proceedings, we believe these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ‘378 Patent, we filed a motion to withdraw the ‘378 Patent from the case on December 12, 2014. In addition, we also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ‘378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and its commercial partner) relating to its BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (‘167 Patent). As with prior actions by the RB Plaintiffs, the Company believes this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL®. The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, The Company filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against our commercial partner. The Court issued an opinion on July 21, 2015 granting the Company’s motion to transfer the venue to the ENDC but denying its motion to dismiss the case against the Company’s commercial partner as moot. The Company has also filed a Joint Motion to Stay the case in North Carolina at the end of April 2016, which was granted by the court on May 5, 2016. Thus, the case is now stayed until a final resolution of the ‘167 IPRs in the USPTO. The Company will continue to vigorously defend this case in the EDNC.

On January 13, 2017, MonoSol filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ‘167 patent. In lieu of answering the complaint, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC on March 1, 2017. Briefing on the motions will be completed by May 22, 2017. The Company strongly refutes as without merit MonoSol’s assertion of patent infringement and will vigorously defend the lawsuit.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

14.	Commitments and contingencies (continued):

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

A five (5) day bench trial is currently scheduled to begin on November 19, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). See “Cautionary Note Regarding Forward Looking Statements” below.

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

Our strategy is to:

•	Focus our commercial and development efforts in the areas of pain management and addiction within the U.S. pharmaceutical marketplace;

•	Identify and acquire rights to products that we believe have potential for near-term regulatory approval through the 505(b)(2) approval process of the U.S Food and Drug Administration (“FDA”) or are already FDA approved;

•	Market our products through specialty sales teams by primarily focusing on high-prescribing U.S. physicians working with patients in the pain and addiction space.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

First Quarter and Recent Highlights

•	On January 9, 2017, we announced the closing of our previously announced agreement with Endo Pharmaceuticals, Inc. (“Endo”) terminating Endo’s licensing of rights for BELBUCA®. As a result of the closing, the worldwide rights to BELBUCA® have now been transferred back to us.

•	On February 23, 2017, we announced that we had entered into a senior credit facility with affiliates of CRG LP (CRG), a healthcare-focused investment firm, to retire our existing credit facility and provide additional working capital for the company. After paying off our loan with MidCap, we netted approximately $13.7 million.

•	On March 31, 2017, we announced that two important patents were granted extending patent protection around all three of our approved products, BELBUCA®, BUNAVAIL® and ONSOLIS®, further strengthening our overall intellectual property position.

•	On May 2, 2017, we announced that the FDA has approved a Supplemental New Drug Application (sNDA) for BUNAVAIL® revising the indication to include the use of BUNAVAIL® for the initiation of buprenorphine treatment for opioid dependence.

Our Products and Related Trends

Our product portfolio currently consists of four products. As of the date of this report, three products are approved by the FDA and one is development. Three of these four products utilize our patented BEMA® thin film drug delivery technology.

•

BELBUCA® is indicated for the management of chronic pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product was licensed on a worldwide basis to Endo. On October 26, 2015, we announced with Endo that the FDA approved BELBUCA®. BELBUCA® was launched by Endo in February 2016. On December 7, 2016, we entered into an agreement with Endo terminating Endo’s licensing of rights for BELBUCA®. This followed a strategic decision made by Endo to discontinue commercial efforts in the branded pain business. On January 6, 2017, we announced the closing of the transaction to reacquire the license to BELBUCA® from Endo. As a result, the worldwide rights to BELBUCA® were transferred back to us. Going forward, we are not responsible for future royalties or milestone payments to Endo and Endo will not be obligated to any future milestone payments to us. Behind a revised commercialized plan based on market research conducted primarily by Endo that took into consideration the current climate for prescribing opioids for chronic pain, we are initially leveraging our existing sales force to capitalize on commercial synergies with BUNAVAIL® for a focused commercial approach targeting identified healthcare providers which we believe create the potential to incrementally grow BELBUCA® sales without the requirement of significant resources. We also will explore other options for longer-term growth for BELBUCA®. In mid-January 2017, we completed the expansion and training of our sales force, allowing for promotion of BELBUCA® to commence in late January. BELBUCA® and BUNAVAIL® are supported by a field force of approximately sixty-five sales representatives and five regional sales managers. The launch has been more challenging, as previously disclosed, because of the increased scrutiny of prescribing opioids driven by the Centers for Disease Control and Prevention guidelines issued in March 2016. The difference that BELBUCA® offers over the Schedule II opioids, such as oxycodone, hydrocodone, morphine, etc., include less addiction and abuse potential along with a ceiling effect on respiratory depression. These differences we believe make it the opioid of choice.

•	BUNAVAIL® was approved by the FDA in June 2014 for the maintenance treatment of opioid dependence. BUNAVAIL® uses our BEMA® technology combined with buprenorphine in tandem with naloxone, an opioid antagonist. We are commercializing BUNAVAIL® ourselves and launched the product during the fourth quarter of 2014. We have been actively engaged in efforts to optimize our commercialization of BUNAVAIL® with particular emphasis in 2016 on better aligning costs with revenue and reduce spending. To this end, effective as of May 2016, we reduced the size and altered the structure of our sales force to better focus on the most profitable territories in the country where BUNAVAIL® has or is in the best position to obtain marketplace growth. This resulted in a reduction in sales territories and sales and marketing expenditures. We will seek to continue to grow BUNAVAIL® market share by focusing sales efforts in the highest growth territories over time, by using recently published data evidencing “diversion” (i.e., the illicit use of a legally prescribed controlled substance) associated with the market leader’s product and, by highlighting the other attributes of BUNAVAIL® as we seek to win exclusive or preferred status in additional managed care contracts. We also believe there will be an opportunity to introduce more patients to BUNAVAIL® following the official lifting of a long-standing limit from 100 to 275 (as outlined in the final ruling by the Department of Health and Human Services and effective on August 8, 2016), the number of patients per physician that can be treated at any given time with buprenorphine. We will continue to closely monitor commercial efforts and seek to increase revenue and profitability, as well as evaluate all options available to preserve the long-term prospects for and maximize the value of BUNAVAIL®. Separately, as with all other buprenorphine containing products for opioid dependence, the approval of BUNAVAIL® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL® on QT prolongation (i.e. an abnormal lengthening of the heartbeat).

•	ONSOLIS® is approved in the U.S., the EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant adult patients with cancer. ONSOLIS® utilizes our BEMA® thin film drug delivery technology in combination with the narcotic fentanyl. The commercial rights to ONSOLIS® were originally licensed to Meda in 2006 and 2007 for all territories worldwide except for Taiwan (where it is licensed to TTY). The marketing authorization for ONSOLIS® was returned to us in early 2015 as part of an assignment and revenue sharing agreement with Meda for the United States, Canada and Mexico. Such agreement also facilitated the approval of a new formulation of ONSOLIS® in the U.S. On May 11, 2016, we executed a License Agreement with Collegium under which we granted to Collegium the exclusive rights to develop and commercialize ONSOLIS® in the U.S.

•	Sustained Release Buprenorphine Injection is in development as an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence and chronic pain, the rights to which we secured when we entered into a definitive development and exclusive license option agreement from Evonik in October 2014. In 2015, we completed initial development work and preclinical studies which have resulted in the identification of a formulation we believe is capable of providing 30 days of continuous buprenorphine treatment. During a pre-IND meeting with FDA in November 2015, FDA requested an additional study to assess the fate of the polymers used in the formulation. In 2016, we completed this study as well as additional preclinical work and other activities to support a planned Phase 1 clinical study. We submitted an Investigational New Drug application (or IND) for this product candidate to FDA in December 2016.

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

Efforts to extend our supply agreement with our ONSOLIS® manufacturer Aveva have been unsuccessful and the agreement expired. However, we have identified an alternate supplier and requested guidance from the FDA on the specifics required for obtaining approval to supply product from this new vendor. This will in part help us to better determine when ONSOLIS® may be available to the marketplace through our partnership with Collegium. Based on our current estimates, we believe that we will submit the necessary documentation to FDA for qualification of the new manufacturer in the second half of 2017.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

Product Sales. We recognized $7.8 million and $2.1 million in product sales during the three months ended March 31, 2017 and 2016, respectively. The increase is principally due to the reacquisition of BELBUCA® during the three months ended March 31, 2017, which resulted in increased sales from our internal sales force, along with sales of BUNAVAIL®. Also included in the aforementioned product sales during the three months ended March 31, 2017 is $1.7 million of revenue recorded as a result of changing to the sell-in method as of January 1, 2017, which related to units of BUNAVAIL® shipped prior to January 1, 2017.

Product Royalty Revenues. We recognized $1.7 million and $0.9 million in product royalty revenue during the three months ended March 31, 2017 and 2016, respectively. Of the aforementioned amounts, $0.8 million and $0.7 million, respectively, can be attributed to a percentage of net sales of the BREAKYL™ product under our license agreement with Meda. Also, during the three months ended march 31, 2017, we recognized $0.7 million in product royalty revenue related to BELBUCA® under our prior agreement with Endo and $0.2 million in PAINKYL™ product royalty revenue in each of the three months ended March 31, 2017 and 2016, respectively, under our license agreement with TTY. The increase is due to higher sales of BREAKYL™ during the three months ended March 31, 2017 as compared to March 31, 2016, as well as BELBUCA® Endo royalties in 2017.

Research and Development Reimbursements. We recognized $0.02 million of reimbursable revenue related to our agreement with Collegium during the three months ended March 31, 2017. We recognized $0.004 million of reimbursable revenue related to our agreement with Endo during the three months ended March 31, 2016.

Contract Revenues. We recognized $20.0 million of deferred revenue during the first quarter of 2017. No such revenue was recognized in the corresponding prior year period. The $20.0 million recognized in 2017 was received in November 2015 as partial payment from Endo for the BELBUCA® NDA approval and was deferred because it was contingently refundable to Endo if a third party generic product was introduced in the U.S. during the patent extension period from 2020 to 2027. However, we entered into a Termination Agreement with Endo on December 7, 2016 which terminated the BELBUCA® license to Endo effective January 6, 2017. The deferred $20 million was recognized as revenue during the three months ended March 31, 2017. There was no such contract revenue during the three months ended March 31, 2016.

Cost of Sales. We incurred $5.6 million and $2.6 million in cost of sales during the three months ended March 31, 2017 and 2016, respectively. Cost of sales during the three months ended March 31, 2017 was related primarily to BELBUCA® and BUNAVAIL®, which included $4.9 million of product cost, royalties paid, lower of cost or net realized value, and depreciation. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC IV, LLC (“CDC”). Cost of sales during the three months ended March 31, 2017 also included $0.2 million and $0.04 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the three months ended March 31, 2016 was related primarily to BUNAVAIL®, which included $2.0 million of product cost, royalties paid, lower of cost or net realized value, and depreciation. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC. Cost of sales during the three months ended March 31, 2016 also included $0.2 million and $0.04 million related to BREAKYL™ and PAINKYL™, respectively.

Expenditures for Research and Development Programs

BELBUCA®

We incurred research and development expenses for BELBUCA® of approximately $0.18 million for the three months ended March 31, 2017. No such expenses were incurred for the three months ended March 31, 2016. Aggregate expenses approximate $114.38 million since inception of our development of this product candidate. Our expense obligations for this product are detailed in our license and development agreement with Endo. Since our license agreement with Endo in 2012, a portion of these expenses were reimbursed by Endo. Expenses in 2015 consisted primarily of three large clinical trials addressing the efficacy and safety of the product, along with formulation, manufacturing development and allocated wages and compensation. BELBUCA® was approved by the FDA in 2015.

BUNAVAIL®

We incurred research and development expenses for BUNAVAIL® of approximately $1.15 million for three months ended March 31, 2017 and approximately $1.6 million for the three months ended March 31, 2016. We have incurred approximately $39.85 million in the aggregate since inception of our development of this product. BUNAVAIL® was approved by the FDA in 2014. Therefore, BUNAVAIL® research and development expenses primarily consist of qualification of a 2nd manufacturer of BUNAVAIL® and allocated wages and compensation.

ONSOLIS®

We incurred research and development expenses for ONSOLIS® of approximately $0.07 million for the three months ended March 31, 2017 and approximately $0.4 million for the three months ended March 31, 2016. We have incurred approximately $1.87 million in the aggregate since inception of our development of this product. Our expenses for this product for 2017 and 2016 consisted mainly of development work in support of the reformulation of ONSOLIS® that was approved by the FDA in August 2015 and allocated wages and compensation.

Buprenorphine Depot Injection

We incurred research and development expenses for Buprenorphine Depot Injection of approximately $1.13 million for the three months ended March 31, 2017 and $0.6 million for the three months ended March 31, 2016, and have incurred approximately $10.03 million in the aggregate since inception of development. Our 2017 and 2016 expenses for this product candidate consisted of pre-clinical formulation and manufacturing development in anticipation of filing an IND in 2016. Also included were allocated wages and compensation.

Clonidine Topical Gel

We incurred research and development expenses for Clonidine Topical Gel of approximately $0.14 million for the three months ended March 31, 2017 and approximately $2.7 million for the three months ended March 31, 2016, and have incurred approximately $27.44 million in the aggregate since inception of development. Our expenses for this former product candidate during

2016 consisted mainly of several clinical trials testing the efficacy of the product, a Long-Term Safety Study and allocated wages and compensation. On December 13, 2016, we announced that the Phase 2b study failed to show a statistically significant difference in pain relief between Clonidine Topical Gel and placebo, and as a result we have no further plans for development of Clonidine Topical Gel. Minimal expenses in 2017 consisted of the winding down of the product candidate which included allocated wages and compensation.

Selling, General and Administrative Expenses. During the three months ended March 31, 2017 and 2016, general and administrative expenses totaled $13.3 million and $13.1 million, respectively, which the 2017 amount includes $1.1 million of amortization expense related to the reacquisition of BELBUCA®. Selling, general and administrative costs include commercialization costs for BELBUCA® and BUNAVAIL®, legal, accounting and management wages, and consulting and professional fees, travel costs, stock compensation expenses and amortization of the license and distribution rights intangible from the reacquisition of BELBUCA®.

Interest expense, net. During the three months ended March 31, 2017, we had net interest expense of $2.9 million, consisting of $0.4 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs related to the February 2017 term loan agreement from CRG. In addition, we had remaining $0.5 million of scheduled interest payments and $1.7 million of related amortization of discount, loan costs and loan pay off related to the July 2013 secured loan facility from MidCap, which was paid off with the CRG term loan. During the three months ended March 31, 2016, we had net interest expense of $0.8 million, consisting of $0.62 million of scheduled interest payments and $0.16 million of related amortization of discount and loan costs related to the July 2013 secured loan facility from MidCap.

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

At March 31, 2017, we had cash and cash equivalents of approximately $35.2 million. We generated $3.2 million of cash during the three months ended March 31, 2017 and had stockholders’ equity of $38.2 million at March 31, 2017, versus stockholders’ deficit of $17.7 million at December 31, 2016. We believe we have sufficient cash to manage the business under our current operating plan into the second half of 2018. This assumes that we do not accelerate the development of other opportunities available to us, engage in an extraordinary transaction or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements

Additional capital may be required to support our commercialization activities for BELBUCA® and BUNAVAIL®, our planned development of buprenorphine depot injection, the reformulation project for and anticipated commercial relaunch of ONSOLIS® and general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

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

Readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on us, our financial condition and our results of operations during 2017 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

If we are unable to attract additional funds on commercially acceptable terms, it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2017 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,890	$334	$696	$735	$125
Secured loan facility	45,000	—	3,750	30,000	11,250
Interest on secured loan facility	24,973	5,703	11,422	7,133	715
Minimum royalty expenses**	4,125	1,500	2,625	—	—

Total contractual cash obligations***	$75,988	$7,537	$18,493	$37,868	$12,090

*	This amount represents obligations through the end of the calendar year ended December 31, 2017.
**	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC (or CDC) regardless of actual sales.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2016. As of January 1, 2017, we made a change to an accounting estimate in revenue recognition to recognize revenue on the sell-in method.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of our continuing commercial efforts with BELBUCA® and BUNAVAIL®), (ii) the application and availability of corporate funds and our need for future funds, (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial activities for our products and product candidates and regulatory filings related to the same or (iv) the results of our ongoing intellectual property litigations and patent office proceedings, may differ significantly from those set forth or anticipated in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2016 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

On September 20, 2014, based upon our position and belief that our BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, we proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North (EDNC) Carolina, requesting the Court to make a determination that our BUNAVAIL® product does not infringe the RB Plaintiffs’ ‘832 Patent, US Patent No. 7,897,080 (‘080 Patent) and US Patent No. 8,652,378 (‘378 Patent). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. In August 2015, the RB Plaintiffs filed an appeal to the Federal Circuit. The Federal Circuit affirmed the USPTO’s decision, and the RB Plaintiffs then filed a Petition for Panel Rehearing and for Rehearing En Banc, which was denied. A mandate issued on October 25, 2016, pursuant to Rule 41(a) of the Federal Rules of Appellate Procedure, meaning that a petition for certiorari to the Supreme Court is no longer possible for the RB Plaintiffs. The ‘832 IPR was finally resolved with the invalidation of claims 15-19. For the ‘080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which we filed comments. In December 2015, the PTAB denied MonoSol’s request to reopen prosecution, but provided MonoSol an opportunity to file a corrected response. MonoSol filed the request in December 2015 and we subsequently filed comments on December 23, 2015. The PTAB issued a communication on July 7, 2016 denying MonoSol’s request to reopen prosecution of the rejections of all claims over the prior art. On January 31, 2017, the PTAB issued a final decision maintaining an additional new ground of rejection in addition to the previous grounds of invalidity. As such, all claims remain finally rejected on multiple grounds. MonoSol failed to appeal the final decision and all claims were cancelled in a reexamination certificate issued May 9, 2017.

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

On January 13, 2017, MonoSol filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ‘167 patent. In lieu of answering the complaint, we filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC on March 1, 2017. Briefing on the motions will be completed by May 22, 2017. We strongly refute as without merit MonoSol’s assertion of patent infringement and will vigorously defend the lawsuit.

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

We believe that Actavis is unlikely to prevail on its claims that the ’019, ’866, and ’177 Patents are invalid, and, as we have done in the past, intend to vigorously defend our intellectual property. Each of the three patents carry the presumption of validity and, the ‘019 Patent has already been the subject of an unrelated IPR before the USPTO under which we, and all claims of the ‘019 Patent survived. MonoSol’s request for rehearing of the final IPR decision regarding the ‘019 Patent was denied by the USPTO on December 19, 2016. MonoSol did not file a timely appeal at the Federal Circuit.

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

We believe that Teva is unlikely to prevail on its claims that the ’019 and ’866 Patents are invalid, and, as we have done in the past, intends to vigorously defend our intellectual property. Both of the patents carry the presumption of validity, and the ’019 Patent has already been the subject of an unrelated IPR before the USPTO under which we prevailed, and all claims of the ‘019 Patent survived. MonoSol’s request for rehearing of the final IPR decision regarding the ’019 Patent was denied by the USPTO on December 19, 2016. MonoSol did not file a timely appeal at the Federal Circuit.

A five (5) day bench trial is currently scheduled to begin on November 19, 2018.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: May 15, 2017	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President, Chief Executive Officer and Vice Chairman (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary, Treasurer and Chief Financial Officer (Principal Accounting Officer)

S-1