Form 10-Q
period 2017-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2017-08-09
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company”, or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2017, there were 55,491,463 shares of company Common Stock issued and 55,475,972 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$27,508	$32,019
Accounts receivable, net	7,753	3,569
Inventory, net	6,564	3,368
Prepaid expenses and other current assets	2,657	4,136

Total current assets	44,482	43,092
Property and equipment, net	4,437	4,230
Goodwill	2,715	2,715
BELBUCA® license and distribution rights intangible	42,750	—
Other intangible assets, net	1,800	2,285

Total assets	$96,184	$52,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,613	$18,174
Deferred revenue, current	—	1,716

Total current liabilities	30,613	19,890

Notes payable, less current maturities, net	35,251	29,272
Deferred revenue, long-term	—	20,000
Other long-term liabilities	4,050	825

Total liabilities	69,914	69,987

Commitments and contingencies (Notes 11 and 15)

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,093,155 shares of Series A Non-Voting Convertible Preferred Stock outstanding at both June 30, 2017 and December 31, 2016, respectively.	2	2
Common Stock, $.001 par value; 75,000,000 shares authorized; 55,491,463 and 54,133,511 shares issued; 55,475,972 and 54,118,020 shares outstanding at June 30, 2017 and December 31, 2016, respectively.	55	54
Additional paid-in capital	303,155	292,667
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(276,895)	(310,341)

Total stockholders’ equity (deficit)	26,270	(17,665)

Total liabilities and stockholders’ equity	$96,184	$52,322

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales	$7,886	$2,110	$15,680	$4,212
Product royalty revenues	613	394	2,273	1,328
Research and development reimbursements	245	—	267	4
Contract revenues	—	2,500	20,000	2,500

Total Revenues:	8,744	5,004	38,220	8,044

Cost of sales	4,171	4,094	9,816	6,644

Expenses:
Research and development	1,590	4,008	4,260	9,385
Selling, general and administrative	15,970	12,496	29,227	25,551

Total Expenses:	17,560	16,504	33,487	34,936

Loss from operations	(12,987)	(15,594)	(5,083)	(33,536)
Interest expense	(1,878)	(914)	(4,764)	(1,691)
Derivative gain	—	22	—	22
Other expense, net	(14)	—	(15)	(14)
Bargain purchase gain	—	—	27,336	—

(Loss) income before income taxes	$(14,879)	$(16,486)	$17,474	$(35,219)
Income tax benefit	—	—	15,972	—

Net (loss) income attributable to common stockholders	$(14,879)	$(16,486)	$33,446	$(35,219)

Basic
Basic (loss) income per share:	$(0.27)	$(0.31)	$0.61	$(0.66)

Weighted average common stock shares outstanding:	55,388,774	53,594,979	54,949,901	53,412,813

Diluted
Diluted (loss) income per share:	$(0.27)	$(0.31)	$0.60	$(0.66)

Diluted weighted average common stock shares outstanding:	55,388,774	53,594,979	55,836,769	53,412,813

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2017	2,093,155	$2	54,133,511	$54	$292,667	$(47)	$(310,341)	$(17,665)
Stock-based compensation	—	—	—	—	6,000	—	—	6,000
Restricted stock awards	—	—	1,357,952	1	(1)	—	—	—
Issuance of warrants	—	—	—	—	4,489	—	—	4,489
Net income	—	—	—	—	—	—	33,446	33,446

Balances, June 30, 2017	2,093,155	$2	55,491,463	$55	$303,155	$(47)	$(276,895)	$26,270

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$33,446	$(35,219)
Depreciation	226	212
Accretion of debt discount and loan costs	1,491	198
Amortization of intangible assets	2,735	485
Derivative liability	—	114
Stock-based compensation expense	6,000	7,457
Deferred income taxes	(15,972)	—
Bargain purchase gain	(27,336)	—
Changes in assets and liabilities:
Accounts receivable	(4,183)	80
Inventories, net of effect of acquisition	2,660	(1,868)
Prepaid expenses and other assets	1,034	321
Accounts payable and accrued expenses, net of effect of acquisition	4,904	(441)
Deferred revenue	(21,716)	90

Net cash flows from operating activities	(16,711)	(28,571)

Investing activities:
Purchase of equipment	(2)	(249)

Net cash flows from investing activities	(2)	(249)

Financing activities:
Proceeds from notes payable	45,000	—
Payment of notes payable	(30,000)	—
Payment of deferred financing fees	(2,798)	—
Equity financing costs	—	40
Proceeds from exercise of stock options	—	225
Proceeds from issuance of common stock	—	2,459

Net cash flows from financing activities	12,202	2,724

Net change in cash and cash equivalents	(4,511)	(26,096)
Cash and cash equivalents at beginning of year	32,019	83,560

Cash and cash equivalents at end of period	$27,508	$57,464

Cash paid for interest	$2,373	$1,358

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

(U.S. DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

Non-cash Operating, Financing and Investing Activities:

The Company recorded the fair value of the bargain purchase price of the BELBUCA® acquisition totaling $27.3 million to income during the six months ended June 30, 2017 in accordance with accounting principles generally accepted in the United States (“GAAP”) (see note 7, Business Combinations and Asset Acquisitions).

The Company recorded the fair value of warrants totaling $4.5 million to equity with an offsetting amount to Notes payable in connection with the CRG Term Loan Agreement (as defined in note 11) during the six months ended June 30, 2017 in accordance with GAAP (see note 13, Stockholders’ Equity).

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

Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of results for the full year or any other future periods.

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

Inventory

Other than the inventory purchased from Endo that remains in inventory at June 30, 2017 and is stated at fair value, inventories are stated at the lower of cost or net realized value with costs determined for each batch under the first-in, first-out method and specifically allocated to remaining inventory. Inventory consists of raw materials, work in process and finished goods. Raw materials include amounts of active pharmaceutical ingredient for a product to be manufactured, work in process includes the bulk inventory of laminate (the Company’s drug delivery film) prior to being packaged for sale, and finished goods include pharmaceutical products ready for commercial sale.

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. The Company recorded $0.2 million in inventory allowances as of June 30, 2017. There were no allowances recorded as of December 31, 2016.

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

The Company, until January 1, 2017, deferred sales of its BUNAVAIL® (buprenorphine and naloxone) buccal film, Schedule 3 (“CIII”) product (“BUNAVAIL®”) and recognized such revenue when the product was sold through to the end user. There were no product sales by the Company of BELBUCA® before January 2017.

Revenue recognition

Net product sales

Beginning in the first quarter of 2017, the Company has determined that it had sufficient experience with BELBUCA® and BUNAVAIL® to estimate its returns at time of ex-factory sales. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectability is reasonably assured. The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase. The Company recognizes revenue from sales transactions where the buyer has the right to return the product at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from any provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes product sales net of estimated allowances for rebates, price adjustments, returns, chargebacks and prompt payment discounts. Given the sufficient experience with BELBUCA® and BUNAVAIL®, the Company can reasonably estimate the amount of future product returns, and therefore, the risk of estimating product return has been substantially eliminated. The effect in income from operations and on net income is that the Company is able to recognize revenue earlier on the sell-in method, net of a provision for estimated returns, since the Company can record revenue once sold to the wholesaler rather than waiting until the product is sold to the end user on a sell-through basis.

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

Product Returns-Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the products within an 18-month period that begins six months prior to and ends twelve months subsequent to expiration of the products.

Rebates- The liability for government program rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each program’s administrator.

Price Adjustments and Chargebacks-The Company’s estimates of price adjustments and chargebacks are based on its estimated mix of sales to various third-party payers, which are entitled either contractually or statutorily to discounts from the Company’s listed prices of its products. In the event that the sales mix to third-party payers is different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or chargebacks than it had estimated and such differences may be significant.

The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include certain product incentives to pharmacy customers and other sales stocking allowances. The Company has voucher programs for BELBUCA® and BUNAVAIL® whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the actual redemption rates as reported to the Company by a third-party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.

Prompt Payment Discounts-The Company typically offers its wholesale customers a prompt payment discount of 2% as an incentive to remit payments within the first 30 to 37 days after the invoice date depending on the customer and the products purchased.

Gross to Net Accruals-A significant majority of the Company’s gross to net accruals are the result of its voucher program and Medicaid rebates, with the majority of those programs having an accrual to payment cycle of anywhere from one to three months. In addition to this relatively short accrual to payment cycle, the Company receives daily information from the wholesalers regarding their sales of the Company’s products and actual on hand inventory levels of its products. This enables the Company to execute accurate provisioning procedures. The Company’s voucher and Medicaid accruals account for a significant amount of all gross to net adjustments to gross product revenue. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

Cost of sales

Cost of sales includes the direct costs attributable to the production of BREAKYL™ and PAINKYL™ (the Company’s out-licensed breakthrough cancer pain therapies). It includes all costs related to creating the product at the Company’s contract manufacturing location in Germany. The Company’s contract manufacturer bills the Company for the final product, which includes materials, direct labor costs, and certain overhead costs as outlined in applicable supply agreements. Cost of sales also includes royalty expenses that the Company owes to third parties.

For BELBUCA® and BUNAVAIL®, cost of sales includes raw materials, production costs at the Company’s three contract manufacturing sites, quality testing directly related to the products, and depreciation on equipment that the Company has purchased to produce BELBUCA® and BUNAVAIL®. It also includes any batches not meeting specifications and raw material yield losses. Yield losses and batches not meeting specifications are expensed as incurred. Prior to January 1, 2017, cost of sales was recognized as actual product was sold through to the end user. Beginning January 1, 2017, cost of sales is recognized when sold to the wholesaler from our distribution center.

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

At June 30, 2017, the Company had cash of approximately $27.5 million. The Company used $4.5 million of cash during the six months ended June 30, 2017 and had stockholders’ equity of $26.3 million, versus stockholders’ deficit of $17.7 million at December 31, 2016. The Company expects that it has sufficient cash to manage the business as currently planned into the second half of 2018. This estimation assumes that the Company does not accelerate the development of existing, or acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

3.	Inventory:

The following table represents the components of inventory as of:

	June 30, 2017	December 31, 2016
Raw materials & supplies	$1,854	$978
Work-in-process	2,308	1,660
Finished goods	2,555	730
Finished good reserve	(153)	—

Total inventories	$6,564	$3,368

4.	Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	June 30, 2017	December 31, 2016
Accounts payable	$9,486	$9,397
Accrued price adjustments	2,220	592
Accrued returns	1,022	—
Accrued acquisition consideration	6,368	—
Accrued rebates	5,843	3,842
Accrued chargebacks	106	10
Accrued compensation and benefits	2,245	2,052
Accrued royalties	661	518
Accrued clinical trial costs	372	615
Accrued legal costs	1,299	490
Accrued manufacturing costs	200	200
Accrued sales and marketing costs	—	193
Accrued other	791	265

Total accounts payable and accrued expenses	$30,613	$18,174

5.	Property and equipment:

Property and equipment, summarized by major category, consist of the following as of:

	June 30, 2017	December 31, 2016
Machinery & equipment	$4,906	$4,476
Computer equipment & software	466	464
Office furniture & equipment	202	202
Leasehold improvements	53	53
Idle equipment	1,486	1,486

Total	7,113	6,681
Less accumulated depreciation	(2,676)	(2,451)

Total property, plant & equipment, net	$4,437	$4,230

Depreciation expense for the six month periods ended June 30, 2017 and June 30, 2016, was approximately $0.2 million for each period. Depreciation expense for the three month periods ended June 30, 2017 and June 30, 2016, was approximately $0.1 million for each period.

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

Meda license, development and supply agreements

On January 27, 2015, the Company announced that it had entered into an assignment and revenue sharing agreement with Meda AB (“Meda”), a subsidiary of Mylan N.V., to return to the Company the marketing authorization for ONSOLIS® in the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. Following the return of the U.S. marketing authorization from Meda, the Company submitted a prior approval supplement for the new formulation to the U.S. Food and Drug Administration (“FDA”) in March 2015, which was approved in August 2016. In connection with the return to the Company by Meda of the U.S. marketing authorization in January 2015, the remaining U.S.-related deferred revenue of $1.0 million was recorded as contract revenue during the year ended December 31, 2015. There was no remaining U.S.-related contract revenue to record during the year ended December 31, 2016. On February 27, 2016, the Company entered into an extension of the assignment and revenue sharing agreement to extend the period until December 31, 2016, which terminated on May 11, 2016 upon the signing of the Termination and Revenue Sharing Agreement (“the Agreement”).

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

ONSOLIS® was originally licensed to, and launched in the U.S. by, Meda. In January 2015, the Company entered into an assignment and revenue sharing agreement (the “ARS Agreement”) with Meda pursuant to which Meda transferred the marketing authorizations for ONSOLIS® in the U.S. back to the Company. Under the ARS Agreement, financial terms were established that enable Meda to share a significant portion of the proceeds of milestone and royalty payments received by the Company from any new North American partnership for ONSOLIS® that may be executed by the Company. The execution of the License Agreement between the Company and Collegium also required the execution of a definitive termination agreement between the Company and Meda embodying those royalty-sharing terms, returning ONSOLIS®-related assets and rights in the U.S., Canada, and Mexico to the Company, and including certain other provisions. In addition, the Company’s royalty obligations to CDC IV, LLC (“CDC”) and its assignees will remain in effect. CDC provided funding for the development of ONSOLIS® in the past.

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

Pursuant to the Endo Agreement, the Company has received the following payments:

•	$30 million non-refundable upfront license fee (earned in January 2012);

•	$15 million for enhancement of intellectual property rights (earned in May 2012);

•	$20 million for full enrollment in two clinical trials ($10 million earned in January 2014 and $10 million earned in June 2014);

•	$10 million upon FDA acceptance of filing NDA (earned in February 2015);

•	$50 million upon regulatory approval, earned in October 2015 and received in November 2015. Of the $50 million received in November 2015, $20 million related to a patent extension and was recorded as deferred revenue because all or a portion of such $20 million was contingently refundable to Endo if a third party generic product was introduced in the U.S. during the patent extension period from 2020 to 2027. However, due to the Company and Endo entering into a Termination Agreement on December 7, 2016 which terminated the BELBUCA® license to Endo effective January 6, 2017, the deferred $20 million was recognized as revenue during the six months ended June 30, 2017 in the accompanying condensed consolidated statement of operations (see note 7, Business Combination and Asset Acquisition).

7.	Business combination and asset acquisitions:

On December 7, 2016, the Company and Endo entered into the Termination Agreement to terminate Endo’s licensing rights for BELBUCA®. The transaction closed on January 6, 2017. At the closing date, the Company purchased from Endo the following net assets (the “net assets”): (i) current BELBUCA® product inventory and work-in-progress, (ii) material manufacturing contracts related to BELBUCA® , (iii) BELBUCA®-related domain names and trademarks (including the BELBUCA® trademark), (iv) BELBUCA® -related manufacturing equipment, and (v) all pre-approval regulatory submissions, including any Investigational New Drug Applications and New Drug Applications, regulatory approvals and post-approval regulatory submissions concerning BELBUCA® . The purchase price for the net assets (the “Asset Purchase Price”) was equal to the sum of: (i) the aggregate book value of the portion of the transferred product inventory forecasted to be used or sold by the Company, (ii) the aggregate book value of work-in-progress inventory, and (iii) the assumption of any assumed liabilities. Together with the Asset Purchase Price, pursuant to the terms of the Termination Agreement, the Company will also pay to Endo a fee in the amount of $5 million in consideration for (i) Endo’s agreement not to compete for a period of two years from the closing date of the termination agreement and (ii) Endo’s waiver of its right to sell product for twelve months following the closing of the termination agreement.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

7.	Business combination and asset acquisitions (continued):

At the closing date, the Company accepted transfer of the net assets and assumed and agreed to discharge when due all applicable liabilities assumed by the Company, which consisted of post-closing obligations for liabilities and payments associated with the net assets, the assumed contracts related to the net assets and applicable taxes (with the obligation for pre-closing and other certain liabilities resulting from the acts or omissions of Endo being retained by Endo). The Asset Purchase Price, together with all other payments (including a non-compete covenant payment) due to Endo under the Termination Agreement, will be paid to Endo in cash in four quarterly installments on the last calendar day of each quarter in 2017. Furthermore, the Company is not responsible for future royalties or milestone payments to Endo and Endo is not obligated to any future milestone payments to the Company. The Termination Agreement contains customary representations and warranties and mutual releases and indemnification.

At the closing date, the Company and Endo entered into a Transition Services Agreement which governed the post-closing rights and responsibilities of the Company and Endo in connection with the license termination and the transfer of the Assets to the Company. Under this agreement, the Company and Endo agreed to the handling of transition matters such as managing customer contracts, BELBUCA® price reporting, payments, returns and rebates, and customer and managed care relations. In connection therewith, Endo has agreed to provide to the Company an agreed upon number of work hours to be provided by Endo personnel during the transition for certain of these transition services and other assistance with respect to the transition of BELBUCA® to the Company.

The BELBUCA® acquisition was accounted for as a business combination in accordance with ASC No. 805, Business Combinations which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation is preliminary with respect to taxes and certain accruals and includes the use of estimates based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. The Company believes the estimates used are reasonable and the significant effects of the BELBUCA® acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company.

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

The fair value of the license and distribution rights intangible assets as amortized in the accompanying condensed consolidated balance sheets were estimated primarily using the “income method,” which starts with a forecast of all expected future cash flows. As such, it is considered level 3 in the fair value hierarchy. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including net revenue, cost of sales, commercial expenses, research and development costs and working capital requirements) as well as estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors. The license and distribution rights intangible assets will be amortized over ten years, which approximates the current, remaining patent life of the BELBUCA® -related intellectual property.

As a result of the business combination, the Company recognized a deferred tax liability of $16.0 million. This deferred tax liability was netted against its deferred tax assets as of June 30, 2017. Because a full valuation allowance has been provided against the Company’s deferred tax assets as it is considered more likely than not that they will not be utilized, the Company released a corresponding amount of its valuation allowance during the six months ended June 30, 2017 and recognized a $16.0 million tax benefit in the accompanying condensed consolidated statement of operations.

The Company recorded the asset acquisition as a bargain purchase gain of $27.3 million in the accompanying condensed consolidated statement of operations.

Pro forma impact of acquisition of BELBUCA®

The following pro forma combined results of operations are provided for the year ended December 31, 2016, as though the BELBUCA® acquisition had been completed as of January 1, 2016. These pro forma results are not presented for the interim period as the BELBUCA® product line was not previously accounted for as a stand-alone business and interim results are therefore unavailable. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the BELBUCA® acquisition or any estimated costs that will be incurred to integrate the BELBUCA® product line, nor do they reflect the bargain purchase gain recognized. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

(in thousands, except per share data)	December 31, 2016 (unaudited)
Revenue	$25,010
Net loss	$(201,769)
Pro forma net loss per common share
Basic	$(3.76)
Diluted	$(3.76)

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

This product candidate is currently in the pre-clinical stage of development. An Investigational New Drug Application (“IND”) for the treatment of opioid dependence was filed in the fourth quarter 2016.

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

In February, March and June 2017, the Company received payments of $0.2 million, $0.03 million and $0.1 million, respectively, from TTY, which related to royalties based on product purchased in Taiwan by TTY of PAINKYL™, which is recorded in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017.

In February 2016 and June 2016, the Company received separate payments of $0.24 million each from TTY which is recorded in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016.

10.	Note payable (MidCap loan):

On May 29, 2015, the Company entered into a $30 million secured loan facility (the “Loan”) with MidCap Financial Trust, as agent and lender (“MidCap”), pursuant to the terms and conditions of that certain Amended and Restated Credit and Security Agreement, dated as of May 29, 2015 (the “Credit Agreement”), between the Company and MidCap (the “MidCap Credit Agreement”).

On February 21, 2017, the Company entered into a term loan agreement (the “Term Loan Agreement”) with CRG Servicing LLC (“CRG”), as administrative agent and collateral agent, and the lenders named in the Term Loan Agreement (the “Lenders”). The Company utilized approximately $29.4 million of the initial loan proceeds under the Term Loan Agreement to repay all of the amounts owed by the Company under the MidCap Credit Agreement. Upon the repayment of all amounts owed by the Company under the MidCap Credit Agreement, all commitments under the MidCap Credit Agreement were terminated and all security interests granted by the Company and its subsidiary guarantors under the MidCap Credit Agreement were released (see note 11, Term Loan Agreement (CRG)). Certain warrants issued to MidCap and its affiliates in May 2016 related to the extension of the interest only period under the MidCap Credit Agreement remain outstanding as of June 30, 2017 and will expire if not earlier exercised in May, 2021. Such warrants are exercisable for 84,986 shares of Common Stock at an exercise price of $3.53 per share. During the six months ended June 30, 2017, $0.7 million of deferred loan costs arising out of the MidCap Credit Agreement were expensed and recorded as interest expense in the accompanying condensed consolidated statement of operations.

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

The Company is utilizing the initial proceeds under the Term Loan Agreement (after deducting loan origination costs and broker and other fees) of approximately $13.7 million, plus any additional amounts that may be borrowed in the future, for general corporate purposes and working capital.

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

As security for its obligations under the Term Loan Agreement, on the funding date of the initial borrowing, the Company and the Subsidiary Guarantors entered into a security agreement with CRG whereby the Company and the subsidiary guarantors of the Company under the Term Loan Agreement (the “Subsidiary Guarantors”) granted to CRG, as collateral agent for the Lenders, a lien on substantially all of its assets including intellectual property (subject to certain exceptions). The Term Loan Agreement requires the Company to maintain minimum cash and cash equivalents balance and, each year through the end of 2022, to meet a minimum net annual revenue threshold. The Company is in compliance as of June 30, 2017. In the event that the Company does not meet the minimum net annual revenue threshold, then the Company can satisfy the requirement for that year by raising two (2) times the shortfall by way of raising equity or subordinated debt.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

11.	Term loan agreement (CRG) (continued):

The following table represents future maturities of the CRG obligation as of June 30, 2017:

2017	$—
2018	—
2019	—
2020	15,054
2021	15,054
2022	15,054

Total maturities	$45,162
Unamortized discount and loan costs	(9,911)

Total CRG obligation	$35,251

In connection with the initial borrowing made under the Term Loan Agreement, the Company issued to CRG and certain of its affiliates five separate warrants to purchase an aggregate of 1,701,583 shares of the Common Stock (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to February 21, 2027 at a price of $2.38 per share, with typical provisions for cashless exercise and stock-based anti-dilution protection. The exercise of the CRG Warrants could have a dilutive effect to the Common Stock to the extent that the market price per share of the Common Stock, as measured under the terms of the CRG Warrants, exceeds the exercise price of the CRG Warrants. CRG is also entitled to receive a smaller amount of similar warrants concurrently with the funding, if applicable, of the Second Draw and the Third Draw.

12.	Segment reporting:

The Company operates in a single industry engaging in the development and commercialization of pharmaceutical products principally in the areas of pain management and addiction. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net sales by product (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
BELBUCA®	$6,563	$—	$11,117	$—
BUNAVAIL®	1,323	2,110	4,563	4,212

Net product sales	$7,886	$2,110	$15,680	$4,212

13.	Stockholders’ equity:

Stock-based compensation

During the six months ended June 30, 2017, a total of 807,503 options to purchase Common Stock, with an aggregate fair market value of approximately $1.5 million, were granted to Company employees. The options granted have a term of 10 years from the grant date and vest ratably over a three year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

13.	Stockholders’ equity (continued):

The Company’s stock-based compensation expense is allocated between research and development and selling, general and administrative as follows:

	Three months ended,		Six months ended,
Stock-based compensation expense	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Research and Development	$0.4	$0.5	$0.8	$1.6
Selling, General and Administrative	$2.5	$2.9	$5.2	$5.9

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options.

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the six months ended June 30, 2017 follows:

Expected price volatility	78.25% - 78.64%
Risk-free interest rate	1.82% - 2.01%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the six months ended June 30, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2017	3,468,991	$4.14
Granted in 2017
Officers and Directors	—	—
Others	807,503	1.90
Exercised	—	—
Forfeitures	(1,011,979)	6.07

Outstanding at June 30, 2017	3,267,515	$2.99	$1,277

As of June 30, 2017, options exercisable totaled 1,921,093. There was approximately $10.5 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2020.

Restricted stock units

During the six months ended June 30, 2017, 2,180,000 RSUs were granted to the Company’s executive officers and employees, with a fair market value of approximately $4.1 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended. Of the aforementioned 2017 RSU grants, 2,060,000 were one-half time-based and one-half performance based and all vest over a three-year period. The performance-based RSUs provide for vesting if specified predetermined net revenue and operating income goals are achieved with respect to the annual fiscal years 2017 through 2019. Actual performance relative to the predetermined performance measures are evaluated independently at the end of each fiscal year and the number of awards that will vest will be based upon the percentage of the individual performance measure achieved relative to the predetermined target, which allows for partial vesting relative to separate performance ranges. The remaining 120,000 RSUs were granted to Company employees and vest in full in one year. Cumulatively, these RSUs were granted over the plan allotment of our 2011 Equity Incentive Plan and will require approval during the 2017 annual stockholder meeting.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

13.	Stockholders’ equity (continued):

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2017	4,584,297	$7.29
Granted:
Executive officers	1,640,000	1.80
Directors	—	—
Employees	540,000	2.04
Vested	(1,357,952)	2.04
Forfeitures	(425,676)	2.84

Outstanding at June 30, 2017	4,980,669	$5.04

Warrants

The Company has granted warrants to purchase shares of Common Stock.

The fair value of each warrant grant is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the warrants.

Expected term of warrants granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of warrants granted during the six months ended June 30, 2017 follows:

Expected price volatility	78.39%
Risk-free interest rate	1.92%
Weighted average expected life in years	6 years
Dividend yield	—

Warrant activity during the six months ended June 30, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2017	84,986	$3.53
Granted in 2017	1,701,583	2.38
Exercised	—	—
Forfeitures	—	—

Outstanding at June 30, 2017	1,786,569	$2.43	$—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

14.	Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Net income (loss)	$(14,879)	$(16,486)	$33,446	$(35,219)
Weighted average common shares outstanding	55,388,774	53,594,979	54,949,901	53,412,813

Basic income (loss) per common share	$(0.27)	$(0.31)	$0.61	$(0.66)

Diluted:
Effect of dilutive securities:
Net income (loss)	$(14,879)	$(16,486)	$33,446	$(35,219)

Weighted average common shares outstanding	55,388,774	53,594,979	54,949,901	53,412,813
Effect of dilutive options and warrants	—	—	886,868	—

Diluted weighted average common shares outstanding	55,388,774	53,594,979	55,836,769	53,412,813

Diluted income (loss) per common share	$(0.27)	$(0.31)	$0.60	$(0.66)

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. In addition to the weighted average shares of Common Stock outstanding, common equivalent shares from stock options, RSUs and warrants using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the three months ended June 30, 2017 and 2016, outstanding stock options, RSUs and warrants of 10,037,017 and 10,113,296, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. During the six months ended June 30, 2017 and 2016, outstanding stock options, RSUs and warrants of 7,747,726 and 10,490,874, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.

15.	Commitments and contingencies:

Litigation related to ONSOLIS®

On November 2, 2010, MonoSol Rx LLC (“MonoSol”) filed an action against the Company and its commercial partners for ONSOLIS® in the Federal District Court of New Jersey (the “DNJ”) for alleged patent infringement and false marking. The Company was formally served in this matter on January 19, 2011. MonoSol claimed that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which the Company and its partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588) (the “’588 Patent”). Of note, the BEMA® technology itself was not at issue in the case, nor is BELBUCA® or BUNAVAIL®, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol was seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

Based on the Company’s original assertion that its proprietary manufacturing process for ONSOLIS® does not infringe on patents held by MonoSol, and the denial and subsequent narrowing of the claims on the two reissued patents MonoSol has asserted against the Company while the third has had all claims rejected by the United States Patent and Trademark Office (“USPTO”), the Company remains confident in its original stated position regarding this matter. Thus far, the Company has proven that the “original” MonoSol’s US patent No 7,357,891 (the “’891 Patent”), and No 7,425,292 (the “’292 Patent”) in light of their reissuance with fewer and narrower claims were indeed invalid and the third and final patent, the ’588 patent, was invalid as well with all its claims cancelled. Given the outcomes of the ’292, ’891 and ’588 reexamination proceedings, at a January 22, 2015 status meeting, the Court decided to lift the stay and grant the Company’s request for the case to proceed on an expedited basis with a Motion for Summary Judgment to dismiss the action. On September 25, 2015, the Honorable Freda L. Wolfson granted the Company’s motion for summary judgment and ordered the case closed. The Company was found to be entitled to absolute intervening rights as to both patents in suit, the ’292 and ’891 patents and the Company’s ONSOLIS® product is not liable for infringing the patents prior to July 3, 2012 and August 21, 2012, respectively. In October 2015, MonoSol appealed the decision of the court to the Federal Circuit. The Company had no reason to believe the outcome would be different and were prepared to vigorously defend the appeal. MonoSol, however, subsequently decided

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

15.	Commitments and contingencies (continued):

to withdraw the appeal. On February 25, 2016, MonoSol filed an Unopposed Motion For Voluntary Dismissal Of Appeal, which was granted by the court on February 26, 2016 and the case dismissed. Thus, the district court’s grant of the Summary Judgement of Intervening Rights stands. The possibility exists that MonoSol could file another suit alleging infringement of the ’292 and ’891 patents. The Company continues to believe, however, that ONSOLIS® and its other products relying on the BEMA® technology, including BUNAVAIL® and BELBUCA®, do not infringe any amended, reexamined claim from either patent.

Litigation related to BUNAVAIL®

RB and MonoSol

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol (collectively, the RB Plaintiffs) filed an action against the Company relating to its BUNAVAIL® product in the United States District Court for the Eastern District of North Carolina (“EDNC”) for alleged patent infringement. BUNAVAIL® is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL®, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832) (the “’832 Patent”). On May 21, 2014, the Court granted the Company’s motion to dismiss. In doing so, the Court dismissed the case in its entirety. The RB Plaintiffs did not appeal the Court Decision by the June 21, 2014 due date and therefore, the dismissal will stand and the RB Plaintiffs lose the ability to challenge the Court Decision in the future. The possibility exists, however, that the RB Plaintiffs could file another suit alleging infringement of the ’832 Patent. If this occurs, based on the Company’s original position that its BUNAVAIL® product does not infringe the ’832 Patent, the Company would defend the case vigorously (as the Company has done so previously), and the Company anticipates that such claims against them ultimately would be rejected.

On September 20, 2014, based upon the Company’s position and belief that its BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, the Company proactively filed a declaratory judgment action in the EDNC, requesting the Court to make a determination that its BUNAVAIL® product does not infringe the RB Plaintiffs’ ’832 Patent, US Patent No. 7,897,080 (“’080 Patent”) and US Patent No. 8,652,378 (“’378 Patent”). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ’832 Patent, the January 15, 2014 inter partes review (“IPR”) was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. In August 2015, the RB Plaintiffs filed an appeal to the Federal Circuit. The Federal Circuit affirmed the USPTO’s decision, and the RB Plaintiffs then filed a Petition for Panel Rehearing and for Rehearing En Banc, which was denied. A mandate issued on October 25, 2016, pursuant to Rule 41(a) of the Federal Rules of Appellate Procedure, meaning that a petition for certiorari to the Supreme Court is no longer possible for the RB Plaintiffs. The ’832 IPR was finally resolved with the invalidation of claims 15-19. For the ’080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the Patent Trial and Appeal Board (“PTAB”) in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which we filed comments. In December 2015, the PTAB denied MonoSol’s request to reopen prosecution, but provided MonoSol an opportunity to file a corrected response. MonoSol filed the request in December 2015 and we subsequently filed comments on December 23, 2015. The PTAB issued a communication on July 7, 2016 denying MonoSol’s request to reopen prosecution of the rejections of all claims over the prior art. On January 31, 2017, the PTAB issued a final decision maintaining an additional new ground of rejection in addition to the previous grounds of invalidity. As such, all claims remain finally rejected on multiple grounds. MonoSol failed to appeal the final decision and all claims were cancelled in a reexamination certificate issued May 9, 2017. For the ’378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ’378 Patent narrowly. As in prior litigation proceedings, we believe these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ’378 Patent, we filed a motion to withdraw the ’378 Patent from the case on December 12, 2014. In addition, we also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ’378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and its commercial partner) relating to its BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (“’167 Patent”). As with prior actions by the RB Plaintiffs, the Company believes this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL®. The Company strongly refutes as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, the Company filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against our

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

15.	Commitments and contingencies (continued):

commercial partner. The Court issued an opinion on July 21, 2015 granting the Company’s motion to transfer the venue to the ENDC but denying its motion to dismiss the case against the Company’s commercial partner as moot. The Company also filed a Joint Motion to stay the case in North Carolina at the end of April 2016, which was granted by the court on May 5, 2016. Thus, the case is now stayed until a final resolution of the ‘167 IPRs in the USPTO. The Company will continue to vigorously defend this case in the EDNC.

In a related matter, on October 28, 2014, the Company filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and the Company filed a request for rehearing for the non-instituted IPR. The final decisions finding all claims patentable were issued in March 2016 and the Company filed a Request for Reconsideration in the USPTO in April 2016, which was denied in September 2016 and appealed to Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2016. The appeal is currently proceeding in the Federal Circuit with final briefing due August 7, 2017. Regardless of the outcome of the appeal, the Company believes that BUNAVAIL® will be found not to infringe the claims of the ’167 patent.

On January 13, 2017, MonoSol filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ‘167 patent. In lieu of answering the complaint, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC on March 1, 2017 of which briefing on the motions was completed. Briefing on the motions was completed on June 21, 2017. On July 25, 2017, the Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. The Company strongly refutes as without merit MonoSol’s assertion of patent infringement and will vigorously defend the lawsuit.

Teva Pharmaceuticals (formerly Actavis)

On February 8, 2016, the Company received a notice relating to a Paragraph IV certification from Actavis Laboratories UT, Inc. (“Actavis”) seeking to find invalid three Orange Book listed patents (the “BUNAVAIL® Patents”) relating specifically to BUNAVAIL®. The Paragraph IV certification relates to an Abbreviated New Drug Application (the “ANDA”) filed by Actavis with the FDA for a generic formulation of BUNAVAIL®. The BUNAVAIL® Patents subject to Actavis’ certification are U.S. Patent Nos. 7,579,019 (the “’019 Patent”), 8,147,866 (the “’866 Patent”) and 8,703,177 (the “’177 Patent”). Under the Food Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”), after receipt of a valid Paragraph IV notice, the Company may, and in this case did, bring a patent infringement suit in federal district court against Actavis within 45 days from the date of receipt of the certification notice. On March 18, 2016, the Company filed a complaint in Delaware against Actavis, thus the Company is entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference BUNAVAIL®. The 30 month stay is expected to preempt any final approval by the FDA on Actavis’ ANDA until at least August of 2018.

The Company asserted three different patents against Actavis, the ’019 Patent, the ’866 Patent, and the ’177 Patent. Actavis did not raise non-infringement positions with regard to the ’019 Patent and the ’866 Patent in its Paragraph IV certification. Actavis did raise a non-infringement position on the ’177 Patent due to its assertion that the backing layer for its generic product does not have a pH within the claimed range claimed in the patent. The Company asserted in its complaint that Actavis infringed the ’177 Patent either literally or under the doctrine of equivalents.

The Company believes that Actavis is unlikely to prevail on its claims that the ’019, ’866, and ’177 Patents are invalid, and, as the Company has done in the past, intends to vigorously defend its intellectual property. Each of the three patents carries the presumption of validity, and the ’019 Patent has already been the subject of an unrelated IPR before the USPTO under which the Company prevailed, and all claims of the ’019 Patent survived. IPR petitioner MonoSol’s request for rehearing of the final IPR decision regarding the ’019 Patent was denied by the USPTO on December 19, 2016. MonoSol did not file a timely appeal at the Federal Circuit.

On December 20, 2016, the USPTO issued U.S. Patent No. 9,522,188 (“the “’188 Patent”), and this patent was properly listed in the Orange Book as covering the BUNAVAIL® product. On February 23, 2017, Actavis sent a Paragraph IV certification adding the ’188 Patent to its ANDA. The Company amended the complaint to add the ’188 Patent to the current litigation.

On January 31, 2017, the Company received a notice relating to a Paragraph IV certification from Teva Pharmaceuticals USA (“Teva”) relating to Teva’s ANDA on additional strengths of BUNAVAIL®. Teva’s parent company, Teva Pharmaceuticals Ltd.,

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

15.	Commitments and contingencies (continued):

recently acquired Actavis through an acquisition. On March 16, 2017, the Company brought suit against Teva and its parent company on these additional strengths within 45 days from the receipt of the notice in Delaware. As in the original case brought by Actavis, the Company is again entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference the additional strengths of BUNAVAIL®. The 30 month stay is expected to extend until at least August of 2019.

Finally, on June 20, 2017, the Court entered orders staying both BUNAVAIL® suits at the request of the parties.

Litigations related to BELBUCA®

The Company received notices regarding Paragraph IV certifications from Teva on November 8, 2016, November 10, 2016, and December 22, 2016, seeking to find invalid two Orange Book listed patents (the “BELBUCA® Patents”) relating specifically to BELBUCA®. The Paragraph IV certifications relate to three ANDAs filed by Teva with the FDA for a generic formulation of BELBUCA®. The BELBUCA® Patents subject to Teva’s certification are the ’019 Patent and the ’866 Patent. Under the Hatch-Waxman Amendments, after receipt of a valid Paragraph IV notice, the Company may, and in this case did, bring a patent infringement suit in federal district court against Teva within 45 days from the date of receipt of the certification notice. The Company filed complaints in Delaware against Teva on December 22, 2016 and February 3, 2017, thus the Company is entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference BELBUCA®. The 30 month stay is expected to preempt any final approval by the FDA on Teva’s ANDA Nos. 209704 and 209772 until at least May of 2019 and for Teva’s ANDA No. 209807 until at least June of 2019.

The Company has asserted two different patents against Teva, the ’019 Patent and the ’866 Patent. Teva did not contest infringement of the claims of the ’019 Patent and also did not contest infringement of the claims of the ’866 Patent that cover BELBUCA® in its Paragraph IV certifications.

The Company believes that Teva is unlikely to prevail on its claims that the ’019 and ’866 Patents are invalid, and, as the Company has done in the past, intends to vigorously defend its intellectual property. Both of the patents carry the presumption of validity, and the ’019 Patent has already been the subject of an unrelated IPR before the USPTO under which the Company prevailed, and all claims of the ’019 Patent survived. IPR Petitioner MonoSol’s request for rehearing of the final IPR decision regarding the ’019 Patent was denied by the USPTO on December 19, 2016. MonoSol did not file a timely appeal at the Federal Circuit.

A five (5) day bench trial is currently scheduled to begin on November 19, 2018.

16.	Subsequent events:

On July 12, 2017, the Company, along with Purdue Pharma, an Ontario limited partnership (“Purdue”), announced that they had executed an exclusive agreement granting to Purdue the licensing, distribution, marketing and sale rights related to BELBUCA® in Canada. Financial terms of the Purdue agreement include: (i) total upfront and other cash milestone payments (relating to marketing authorization transfer and certain other marketing- and sales-related milestones) of up to an aggregate of CAD 4.5 million, including approximately CAD 1.5 million which is expected to be paid to the Company during 2017; (i) a low double digit percent royalty payable quarterly by Purdue to the Company based on Canadian net sales of BELBUCA®, which royalty rate is subject to adjustment in certain negotiated circumstances; (iii) an annual royalty fee commencing a period of time after the commercial launch of BELBUCA® in Canada, which fee is creditable against royalties payable by Purdue and subject to reduction in certain negotiated circumstances; and (iv) reimbursement by Purdue of certain fees and expenses incurred by the Company for obtaining and transferring to Purdue the marketing authorization for BELBUCA® in Canada, a portion of which will be credited against royalties payable by Purdue.

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

Our strategy is to:

•	Focus our commercial and development efforts in the areas of pain management and addiction within the U.S. pharmaceutical marketplace;

•	Identify and acquire rights to products that we believe have potential for near-term regulatory approval through the 505(b)(2) approval process of the U.S Food and Drug Administration (“FDA”) or are already FDA approved;

•	Market our products through specialty sales teams by primarily focusing on high-prescribing U.S. physicians working with patients in the pain and addiction space.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

Second Quarter and Recent Highlights

•	On May 2, 2017, we announced that the FDA has approved a Supplemental New Drug Application (sNDA) for BUNAVAIL® revising the indication to include the use of BUNAVAIL® for the initiation of buprenorphine treatment for opioid dependence.

•	On June 21, 2017, we announced that we had signed an agreement with CVS/Caremark extending access to both BELBUCA® and BUNAVAIL® through 2020. The agreement is important as CVS/Caremark represents a significant portion of the people covered by insurance in the United States.

•	On June 23, 2017, we announced that Health Canada, the regulatory authority in Canada, has issued a Notice of Compliance approving BELBUCA® for the management of pain severe enough to require daily, continuous, long-term treatment and is opioid responsive and for which alternative options are inadequate. We plan to commercialize BELBUCA® in Canada through a partner, and the approval is an important step in the partnering process. BELBUCA® is expected to be launched in Canada in early 2018.

•	On July 12, 2017, we, along with Purdue Pharma (Canada) announced that we have signed an exclusive agreement for the licensing, distribution, marketing and sale of BELBUCA® in Canada. In return for the licensing and distribution rights to BELBUCA® in Canada, we are eligible to receive upfront and potential milestones of up to CAD 4.5 million as well as royalties on net sales.

Our Products and Related Trends

Our product portfolio currently consists of four products. As of the date of this report, three products are approved by the FDA and one is development. Three of these four products utilize our patented BEMA® thin film drug delivery technology.

•

BELBUCA® is indicated for the management of chronic pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product was licensed on a worldwide basis to Endo. On October 26, 2015, we announced with Endo that the FDA approved BELBUCA®. BELBUCA® was launched by Endo in February 2016. On December 7, 2016, we entered into an agreement with Endo terminating Endo’s licensing of rights for BELBUCA®. This followed a strategic decision made by Endo to discontinue commercial efforts in the branded pain business. On January 6, 2017, we announced the closing of the transaction to reacquire the license to BELBUCA® from Endo. As a result, the worldwide rights to BELBUCA® were transferred back to us. Going forward, we are not responsible for future royalties or milestone payments to Endo and Endo will not be obligated to any future milestone payments to us. Behind a revised commercialization plan based on market research conducted primarily by Endo that took into consideration the current climate for prescribing opioids for chronic pain, we are initially leveraging our existing sales force to capitalize on commercial synergies with BUNAVAIL®. This effort is a focused commercial approach targeting identified healthcare providers which we believe create the potential to incrementally grow BELBUCA® sales without the requirement of significant resources. We also will explore other options for longer-term growth for BELBUCA®. In mid-January 2017, we completed the expansion and training of our sales force, allowing for promotion of BELBUCA® to commence in late January. BELBUCA® and BUNAVAIL® are supported by a field force of approximately sixty-five sales representatives and five regional sales managers. As previously disclosed, the launch has been more challenging because of the increased scrutiny over the prescribing of opioids that is driven by the Centers for Disease Control and Prevention guidelines issued in March 2016. The difference that BELBUCA® offers over the Schedule II opioids, such as oxycodone, hydrocodone, morphine, etc., include less addiction and abuse potential along with a ceiling effect on respiratory depression. These differences we believe make it the opioid of choice. The approval of BELBUCA® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BELBUCA® on QT prolongation (i.e. an abnormal lengthening of the heartbeat). Also required is a study assessing the safety and efficacy of BELBUCA® in pediatric patients and participation in a consortium with other holders of NDAs for long-acting opioids to assess and better understand the risk of abuse, misuse, addiction and overdose with opioids.

•	BUNAVAIL® was approved by the FDA in June 2014 and is indicated for the treatment of opioid dependence. BUNAVAIL® uses our BEMA® technology combined with buprenorphine in tandem with naloxone, an opioid antagonist. We are commercializing BUNAVAIL® ourselves and launched the product during the fourth quarter of 2014. We have been actively engaged in efforts to optimize our commercialization of BUNAVAIL® with particular emphasis in 2016 on better aligning costs with revenue and reducing spending. We will seek to continue to manage our BUNAVAIL® business by focusing sales efforts on those healthcare providers who have been prescribers of BUNAVAIL. And we will continue to use published data evidencing “diversion” (i.e., the illicit use of a legally prescribed controlled substance) associated with the market leader’s product and highlight the other attributes of BUNAVAIL® as we seek to win additional managed care contracts. We also believe there will be an opportunity to introduce more patients to BUNAVAIL® with the lifting of the long-standing limit from 100 to 275 (as outlined in the final ruling by the Department of Health and Human Services and effective on August 8, 2016), the number of patients per physician that can be treated at any given time with buprenorphine and more recent legislation allowing nurse practitioners and physician assistants to prescribe buprenorphine for opioid dependence. We will continue to closely monitor commercial efforts and seek to increase revenue and profitability, as well as evaluate all options available to preserve the long-term prospects for and maximize the value of BUNAVAIL®. Separately, as with all other buprenorphine containing products for opioid dependence, the approval of BUNAVAIL® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL® on QT prolongation.

•	ONSOLIS® is approved in the U.S., the EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant adult patients with cancer. ONSOLIS® utilizes our BEMA® thin film drug delivery technology in combination with the narcotic fentanyl. The commercial rights to ONSOLIS® were originally licensed to Meda, a subsidiary of Mylan N.V., in 2006 and 2007 for all territories worldwide except for Taiwan (where it is licensed to TTY). The marketing authorization for ONSOLIS® was returned to us in early 2015 as part of an assignment and revenue sharing agreement with Meda for the United States, Canada and Mexico. Such agreement also facilitated the approval of a new formulation of ONSOLIS® in the U.S. On May 11, 2016, we executed a License Agreement with Collegium under which we granted to Collegium the exclusive rights to develop and commercialize ONSOLIS® in the U.S.

•	Sustained Release Buprenorphine Injection is in development as an injectable, extended release, microparticle formulation of buprenorphine for the treatment of opioid dependence and chronic pain, the rights to which we secured when we entered into a definitive development and exclusive license option agreement from Evonik in October 2014. In 2015, we completed initial development work and preclinical studies which have resulted in the identification of a formulation we believe is capable of providing 30 days of continuous buprenorphine treatment. During a pre-IND meeting with FDA in November 2015, FDA requested an additional study to assess the fate of the polymers used in the formulation. In 2016, we completed this study as well as additional preclinical work and other activities to support a planned Phase 1 clinical study. We submitted an Investigational New Drug application (or IND) for this product candidate to FDA in December 2016.

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

Efforts to extend our supply agreement with our ONSOLIS® manufacturer Aveva were unsuccessful and the agreement expired. However, we have secured an alternate supplier and are in the process of qualifying the supplier to manufacturer ONSOLIS® for the U.S. market. Based on our current estimates, we believe that we will submit the necessary documentation to FDA for qualification of the new manufacturer in the second half of 2017.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

Product Sales. We recognized $7.9 million and $2.1 million in product sales during the three months ended June 30, 2017 and 2016, respectively. The increase is principally due to the reacquisition of BELBUCA® in January 2017.

Product Royalty Revenues. We recognized $0.6 million and $0.4 million in product royalty revenue during the three months ended June 30, 2017 and 2016, respectively. Of the aforementioned amounts, $0.4 million and $0.2 million, respectively, can be attributed to royalties on net sales of BREAKYL™ under our license agreement with Meda. We recognized $0.2 million in PAINKYL™ royalty revenue in each of the three months ended June 30, 2017 and 2016, respectively, under our license agreement with TTY. The revenue increase is principally due to higher BREAKYL™ royalty revenue during the three months ended June 30, 2017 as compared to June 30, 2016.

Research and Development Reimbursements. We recognized $0.2 million of reimbursable revenue related to our agreement with Collegium during the three months ended June 30, 2017. There was no such revenue recognized during the same period ended June 30, 2016.

Contract Revenues. We recognized $2.5 million in contract revenue during the three months ended June 30, 2016 upon execution of our license agreement with Collegium. There was no such contract revenue during the three months ended June 30, 2017.

Cost of Sales. We incurred $4.2 million and $4.1 million in cost of sales during the three months ended June 30, 2017 and 2016, respectively. Cost of sales during the three months ended June 30, 2017 was related primarily to BELBUCA® and BUNAVAIL®, which included $2.4 million of product cost, royalties paid and depreciation, and $1.1 million of fair value of the inventory purchased related to the BELBUCA® reacquisition. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC IV, LLC (“CDC”). Cost of sales during the three months ended June 30, 2017 also included $0.2 million and $0.02 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the three months ended June 30, 2016 was $1.7 million for BUNAVAIL®, which included $1.7 million of product cost, royalties paid, lower of cost or market adjustment, and depreciation. Additionally, we incurred a total of $2.3 million in quarterly minimum and royalty payments to CDC and to Meda under the terms of the Collegium contract. Cost of sales during the three months ended June 30, 2016 also included $0.09 million and $0.04 million related to BREAKYL™ and PAINKYL™, respectively.

Selling, General and Administrative Expenses. During the three months ended June 30, 2017 and 2016, general and administrative expenses totaled $16.0 million and $12.5 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA® and BUNAVAIL®, legal, accounting and management wages, and consulting and professional fees, travel costs, amortization and stock compensation expenses. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet.

During the three months ended June 30, 2017 and 2016, selling, general and administrative expenses included $2.5 million and $2.9 million of stock compensation expenses, respectively. This is primarily composed of restricted stock unit expense for our executive management and board of directors. Also included in the three months ended June 30, 2017 is amortization expense of $1.1 million for the intangible related to the BELBUCA® reacquisition.

Interest expense. During the three months ended June 30, 2017, we had net interest expense of $1.9 million, consisting of $1.4 million of scheduled interest payments, $0.3 million of related amortization of discount and loan costs and $0.2 million of warrant interest expense, all related to the February 2017 CRG Term Loan Agreement. During the three months ended June 30, 2016, we had net interest expense of $0.9 million, consisting of $0.7 million of scheduled interest payments, $0.1 million of related amortization of discount and loan costs and $0.1 million of warrant interest expense, all related to the July 2013 secured loan facility from MidCap.

Derivative gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the three months ended June 30, 2016, our stock price decreased by $0.87. This is the largest component of the Black-Scholes change. As a result, our derivative liability also decreased, resulting in a $0.02 million credit to income. There were no derivatives or associated warrants during the three months ended June 30, 2017.

Comparison of the six months ended June 30, 2017 and 2016

Product Sales. We recognized $15.7 million and $4.2 million in product sales during the six months ended June 30, 2017 and 2016, respectively. The increase is principally due to the reacquisition of BELBUCA® in January 2017. Also included in the aforementioned product sales during the six months ended June 30, 2017 is $1.7 million of revenue recorded as a result of changing to the sell-in method as of January 1, 2017.

Product Royalty Revenues. We recognized $2.3 million and $1.3 million in product royalty revenue during the six months ended June 30, 2017 and 2016, respectively. Of the aforementioned amounts, $1.2 million and $0.8 million, respectively, can be attributed to royalty revenue from BREAKYL™ under our license agreement with Meda. We recognized $0.7 million in milestones related to our agreement with Endo during the six months ended June 30, 2017. We recognized $0.4 million in each of the six months ended June 30, 2017 and 2016 in PAINKYL™ royalty revenue under our license agreement with TTY. Also, we recognized $0.3 million in ONSOLIS® royalty revenue during the six months ended June 30, 2016 under our license agreement with Collegium. The royalty revenue increase results primarily from higher sales of BREAKYL™ during the six months ended June 30, 2017 as compared to June 30, 2016.

Research and Development Reimbursements. We recognized $0.3 million of reimbursable revenue related to our agreement with Collegium during the six months ended June 30, 2017. We recognized $0.004 million of reimbursable revenue related to our agreement with Endo during the six months ended June 30, 2016.

Contract Revenues. We recognized $20.0 million of deferred revenue during the six months ended June 30, 2017. The $20.0 million recognized in 2017 was received in November 2015 as partial payment from Endo for the BELBUCA® NDA approval. This amount was deferred upon receipt because it was contingently refundable to Endo if a third party generic product was introduced in the U.S. during the patent extension period from 2020 to 2027. However, we entered into a Termination Agreement with Endo on December 7, 2016 which terminated the BELBUCA® license to Endo effective January 6, 2017 and such deferred revenue was recognized. We recognized $2.5 million in contract revenue during the six months ended June 30, 2016 upon execution of our license agreement with Collegium.

Cost of Sales. We incurred $9.8 million and $6.6 million in cost of sales during the six months ended June 30, 2017 and 2016, respectively. Cost of sales during the six months ended June 30, 2017 was $8.5 million for both BELBUCA® and BUNAVAIL®. Such product costs include manufacturing, royalties and depreciation and $2.0 million of fair value of the inventory purchased related to the BELBUCA® reacquisition. Additionally, we paid a total of $0.75 million in quarterly minimum and royalty payments to CDC. Cost of sales during the six months ended June 30, 2017 also includes $0.4 million and $0.05 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the six months ended June 30, 2016 was $3.7 million for BUNAVAIL®. Such product costs include manufacturing, royalties, lower of cost or market adjustment and depreciation. Additionally, we paid a total of $2.6 million in quarterly minimum and royalty payments to CDC and Meda. Cost of sales during the six months ended June 30, 2016 also includes $0.3 million and $0.07 million related to BREAKYL™ and PAINKYL™, respectively.

Selling, General and Administrative Expenses. During the six months ended June 30, 2017 and 2016, general and administrative expenses totaled $29.2 million and $25.6 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA® and BUNAVAIL®, management wages and stock-based compensation, legal, accounting and other professional fees, travel costs, and the amortization of our intangible assets including the license and distribution rights from the reacquisition of BELBUCA® as noted above. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet. The increase in selling, general and administrative expenses during 2017 can be primarily attributed to one-time costs for the design and printing of BELBUCA® proprietary promotional materials and the expense for educational weekend seminars that occurred from March through June along with the routine speakers program expenses for BELBUCA® writers as well as professional fees incurred for the BELBUCA® reacquisition transaction in January 2017 and $2.25 million of amortization expense related to the BELBUCA® license and distribution rights intangible. No such amortization expense was incurred in the prior year.

During the six months ended June 30, 2017 and 2016, selling, general and administrative expenses included $5.2 million and $5.9 million of stock compensation expenses, respectively. This is primarily composed of restricted stock unit expense for our executive management and board of directors.

Interest expense. During the six months ended June 30, 2017, we had net interest expense of $4.8 million, consisting of $1.4 million of scheduled interest payments and $0.5 million of related amortization of discount and loan costs and $0.3 million of warrant interest expense all related to the February 2017 CRG Term Loan Agreement. In addition, we had remaining $0.9 million of scheduled interest payments and $1.4 million of related amortization of discount, loan costs and loan pay off and $0.2 million of warrant interest expense all related to the July 2013 secured loan facility from MidCap, which was paid off with the CRG term loan. During the six months ended June 30, 2016, we had net interest expense of $1.7 million, consisting of $1.4 million of scheduled interest payments, $0.2 million of related amortization of discount and loan costs and $0.1 million in warrant interest expense, all related to the July 2013 secured loan facility from MidCap.

Revenues

The following table summarizes net product sales for the three and six month periods ended June 30 in thousands:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
BELBUCA®	$6,563	$—	$11,117	$—
% of net product sales	83%	0%	71%	0%
BUNAVAIL®	1,323	2,110	4,563	4,212
% of net product sales	17%	100%	29%	100%

Net product sales	$7,886	$2,110	$15,680	$4,212

Expenditures for Research and Development Programs

Our research and development expenditures for our approved products and product candidates as of June 30, 2017 are as follows in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative through June 30,
	2017	2016	2017	2016	2017
BELBUCA®	$424	$—	$606	$1	$638
BUNAVAIL®	620	211	1,772	898	6,948
ONSOLIS®	559	21	626	88	2,117
Buprenorphine Depot Injection	(110)	280	1,021	1,827	6,711
Clonidine Topical Gel*	96	429	235	1,194	6,780

*	Clonidine Topical Gel product candidate was discontinued in December 2016. Minimal expenses in 2017 consist of the winding down of the product candidate which includes allocated wages and compensation.

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from short-term borrowings or convertible notes, funded research arrangements and revenue generated as a result of our license and development agreements. We intend to finance our commercialization, research and development and working capital needs from existing cash, royalty revenue, earnings from the commercialization of BELBUCA® and BUNAVAIL®, our term loan with CRG (assuming we achieve the conditions for additional funding under such loan), potential new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding common stock options and warrants to purchase common stock.

At June 30, 2017, we had cash and cash equivalents of approximately $27.5 million. We used $4.5 million of cash during the six months ended June 30, 2017 and had stockholders’ equity of $26.3 million at June 30, 2017, versus stockholders’ deficit of $17.7 million at December 31, 2016. We believe we have sufficient cash to manage the business under our current operating plan into the second half of 2018. This assumes that we do not accelerate the development of other opportunities available to us, engage in an extraordinary transaction or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements.

Additional capital will be required to support our commercialization activities for BELBUCA® and BUNAVAIL®, our planned development of buprenorphine depot injection, the reformulation project for and anticipated commercial relaunch of ONSOLIS® and general working capital. Based on product development timelines and agreements with our development partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding.

Accordingly, we anticipate that we will be required to raise additional capital, which may be available to us through a variety of sources, including:

•	public equity markets;

•	private equity financings;

•	commercialization agreements and collaborative arrangements;

•	sale of product royalty;

•	sale of one of our products;

•	grants and new license revenues;

•	loans from investment funds (such as CRG) or banks;

•	equipment financing;

•	public debt; and

•	exercise of existing warrants and options.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2017 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,808	$336	$701	$740	$31
Secured loan facility	45,162	—	7,527	30,108	7,527
Interest on secured loan facility	22,399	5,774	11,204	5,300	121
Minimum royalty expenses**	3,750	1,500	2,250	—	—

Total contractual cash obligations	$73,119	$7,610	$21,682	$36,148	$7,679

*	This amount represents obligations through the end of the calendar year ended December 31, 2017.
**	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). As of January 1, 2017, we made a change to an accounting estimate in revenue recognition to recognize revenue on the sell-in method.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk

We currently have limited, but may in the future have increased, clinical and commercial manufacturing agreements which are denominated in Euros, CAD or other foreign currencies. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar, Euro, CAD or other applicable currencies, or by weak economic conditions in Europe, Canada or elsewhere in the world. We are not currently engaged in any foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Related To ONSOLIS®

On November 2, 2010, MonoSol filed an action against us and our commercial partners for ONSOLIS® in the Federal District Court of New Jersey (the “DNJ”) for alleged patent infringement and false marking. We were formally served in this matter on January 19, 2011. MonoSol claimed that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which we and our partners maintain as a trade secret, infringes its patent (United States Patent No. 7,824,588) (the “’588 Patent”). Of note, the BEMA® technology itself was not at issue in the case, nor is BELBUCA® or BUNAVAIL®, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol was seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

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

A Reexamination Certificate for MonoSol’s ’891 Patent in its amended form was issued August 21, 2012 (Reexamined Patent No. 7,357,891C1 or the “’891C1 Patent”). A Reexamination Certificate for MonoSol’s ’292 Patent in its amended form was issued on July 3, 2012 (Reexamined Patent No. 7,425,292C1 or the “’292C1 Patent”). These actions by the USPTO confirm the invalidity of the original patents and through the narrowing of the claims in the reissued patents strengthens our original assertion that our products and technologies do not infringe on MonoSol’s original patents.

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

Litigation Related To BUNAVAIL®

RB and MonoSol

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol (collectively, the “RB Plaintiffs”) filed an action against us relating to our BUNAVAIL® product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL® is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL®, which has never been disclosed publicly, infringes its patent (United States Patent No. 8,475,832) (the “’832 Patent”).

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

On September 20, 2014, based upon our position and belief that our BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, we proactively filed a declaratory judgment action in the United States District Court for the Eastern District of North Carolina (the “EDNC”), requesting the Court to make a determination that our BUNAVAIL® product does not infringe the RB Plaintiffs’ ’832 Patent, US Patent No. 7,897,080 (the “’080 Patent”) and US Patent No. 8,652,378 (the “’378 Patent”). With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. In August 2015, the RB Plaintiffs filed an appeal to the Federal Circuit. The Federal Circuit affirmed the USPTO’s decision, and the RB Plaintiffs then filed a Petition for Panel Rehearing and for Rehearing En Banc, which was denied. A mandate issued on October 25, 2016, pursuant to Rule 41(a) of the Federal Rules of Appellate Procedure, meaning that a petition for certiorari to the Supreme Court is no longer possible for the RB Plaintiffs. The ’832 IPR was finally resolved with the invalidation of claims 15-19. For the ’080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which we filed comments. In December 2015, the PTAB denied MonoSol’s request to reopen prosecution, but provided MonoSol an opportunity to file a corrected response. MonoSol filed the request in December 2015 and we subsequently filed comments on December 23, 2015. The PTAB issued a communication on July 7, 2016 denying MonoSol’s request to reopen prosecution of the rejections of all claims over the prior art. On January 31, 2017, the PTAB issued a final decision maintaining an additional new ground of rejection in addition to the previous grounds of invalidity. As such, all claims remain finally rejected on multiple grounds. MonoSol failed to appeal the final decision and all claims were cancelled in a reexamination certificate issued May 9, 2017.

For the ’378 Patent, an IPR was filed on June 1, 2014, but an IPR was not instituted. However, in issuing its November 5, 2014 decision not to institute the IPR, the PTAB construed the claims of the ’378 Patent narrowly. As in prior litigation proceedings, we believe these IPR and the reexamination filings will provide support for maintaining the stay until the IPR and reexamination proceedings conclude. Indeed, given the PTAB’s narrow construction of the claims of the ’378 Patent, we filed a motion to withdraw the ’378 Patent from the case on December 12, 2014. In addition, we also filed a joint motion to continue the stay (with RB Plaintiffs) in the proceedings on the same day. Both the motion to withdraw the ’378 Patent from the proceedings and motion to continue the stay were granted.

On September 22, 2014, the RB Plaintiffs filed an action against us (and our commercial partner) relating to our BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (the “’167 Patent”). As with prior actions by the RB Plaintiffs, we believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL®. We strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, we filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against our commercial partner. The Court issued an opinion on July 21, 2015 granting our motion to transfer the venue to the ENDC but denying our motion to dismiss the case against our commercial partner as moot. We have also filed a Joint Motion to Stay the case in North Carolina at the end of April 2016, which was granted by the court on May 5, 2016. Thus, the case is now stayed until a final resolution of the ’167 Patent IPRs in the USPTO. We will continue to vigorously defend this case in the EDNC.

In a related matter, on October 28, 2014, we filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and we filed a request for rehearing for the non-instituted IPR. The final decisions finding all claims patentable were issued in March 2016 and we filed a Request for Reconsideration in the USPTO in April 2016, which was denied in September 2016 and appealed to Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2016. The appeal is currently proceeding in the Federal Circuit with final briefing due August 7, 2017. Regardless of the outcome of the appeal, we believe that BUNAVAIL® will be found not to infringe the claims of the ’167 patent.

On January 22, 2014, MonoSol filed a Petition for IPR on US Patent No. 7,579,019 (the “’019 Patent”). The Petition asserted that the claims of the ’019 Patent are alleged to be unpatentable over certain prior art references. The IPR was instituted on August 6, 2014. An oral hearing was held in April 2015 and a decision upholding all seven claims was issued August 5, 2015. In September 2015, MonoSol requested that the PTAB rehear the IPR. On December 19, 2016, the PTAB issued a final decision denying MonoSol’s request for rehearing. MonoSol did not file a notice of appeal to the Federal Circuit by February 20, 2017, therefore, PTAB’s decision upholding all claims of our ’019 Patent will be final and unappealable.

On January 13, 2017, MonoSol filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ’167 patent. In lieu of answering the complaint, we filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. Briefing on the motions was completed on June 21, 2017. On July 25, 2017, the Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. We strongly refute as without merit MonoSol’s assertion of patent infringement and will vigorously defend the lawsuit.

Litigations related to BUNAVAIL®

Teva Pharmaceuticals (formerly Actavis)

On February 8, 2016, we received a notice relating to a Paragraph IV certification from Actavis Laboratories UT, Inc. (“Actavis”) seeking to find invalid three Orange Book listed patents (the “BUNAVAIL® Patents”) relating specifically to BUNAVAIL®. The Paragraph IV certification relates to an Abbreviated New Drug Application (the “ANDA”) filed by Actavis with the FDA for a generic formulation of BUNAVAIL®. The BUNAVAIL® Patents subject to Actavis’ certification are U.S. Patent Nos. 7,579,019 (the “’019 Patent”), 8,147,866 (the “’866 Patent”) and 8,703,177 (the “’177 Patent”). Under the Food Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”), after receipt of a valid Paragraph IV notice, we may, and in this case did, bring a patent infringement suit in federal district court against Actavis within 45 days from the date of receipt of the certification notice. On March 18, 2016, we filed a complaint in Delaware against Actavis, thus we are entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference BUNAVAIL®. The 30 month stay is expected to preempt any final approval by the FDA on Actavis’ ANDA until at least August of 2018.

We asserted three different patents against Actavis, the ’019 Patent, the ’866 Patent, and the ’177 Patent. Actavis did not raise non-infringement positions with regard to the ’019 and the ’866 Patents in its Paragraph IV certification. Actavis did raise a non-infringement position on the ’177 Patent due to its assertion that the backing layer for its generic product does not have a pH within the claimed range claimed in the patent. We asserted in our complaint that Actavis infringed the ’177 Patent either literally or under the doctrine of equivalents.

We believe that Actavis is unlikely to prevail on its claims that the ’019, ’866, and ’177 Patents are invalid, and, as we have done in the past, intend to vigorously defend our intellectual property. Each of the three patents carries the presumption of validity, and the ’019 Patent has already been the subject of an unrelated IPR before the USPTO under which we prevailed, and all claims of the ’019 Patent survived. IPR petitioner MonoSol’s request for rehearing of the final IPR decision regarding the ’019 Patent was denied by the USPTO on December 19, 2016. MonoSol did not file a timely appeal at the Federal Circuit.

On December 20, 2016, the USPTO issued U.S. Patent No. 9,522,188 (the “’188 Patent”), and this patent was properly listed in the Orange Book as covering the BUNAVAIL® product. On February 23, 2017, Actavis sent a Paragraph IV certification adding the ’188 Patent to its ANDA. We amended the complaint to add the ’188 Patent to the current litigation.

On January 31, 2017, we received a notice relating to a Paragraph IV certification from Teva Pharmaceuticals USA (“Teva”) relating to Teva’s ANDA on additional strengths of BUNAVAIL®. Teva’s parent company, Teva Pharmaceuticals Ltd., recently acquired Actavis through an acquisition. On March 16, 2017, we brought suit against Teva and its parent company on these additional strengths within 45 days from the receipt of the notice in Delaware. As in the original case brought by Actavis, we are again entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference the additional strengths of BUNAVAIL®. The 30 month stay is expected to extend until at least August of 2019.

Finally, on June 20, 2017, the Court entered orders staying both BUNAVAIL® suits at the request of the parties.

Litigations related to BELBUCA®

We received notices regarding Paragraph IV certifications from Teva on November 8, 2016, November 10, 2016, and December 22, 2016, seeking to find invalid two Orange Book listed patents (the “BELBUCA® Patents”) relating specifically to BELBUCA®. The Paragraph IV certifications relate to three ANDAs filed by Teva with the FDA for a generic formulation of BELBUCA®. The Patents subject to Teva’s certification are U.S. Patent Nos. 7,579,019 (the “’019 Patent”) and 8,147,866 (the “’866 Patent”). Under the Hatch-Waxman Amendments, after receipt of a valid Paragraph IV notice, we may, and in this case did, bring a patent infringement suit in federal district court against Teva within 45 days from the date of receipt of the certification notice. We filed complaints in Delaware against Teva on December 22, 2016 and February 3, 2017, thus we are entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference BELBUCA®. The 30 month stay is expected to preempt any final approval by the FDA on Teva’s ANDA Nos. 209704 and 209772 until at least May of 2019 and for Teva’s ANDA No. 209807 until at least June of 2019.

We have asserted two different patents against Teva, the ’019 Patent and the ’866 Patent. Teva did not contest infringement of the claims of the ’019 Patent and also did not contest infringement of the claims of the ’866 Patent that cover BELBUCA® in its Paragraph IV certifications.

We believe that Teva is unlikely to prevail on its claims that the ’019 and ’866 Patents are invalid, and, as we have done in the past, intend to vigorously defend its intellectual property. Both of the patents carry the presumption of validity, and the ’019 Patent has already been the subject of an unrelated IPR before the USPTO under which we prevailed, and all claims of the ’019 Patent survived. IPR Petitioner MonoSol’s request for rehearing of the final IPR decision regarding the ’019 Patent was denied by the USPTO on December 19, 2016. MonoSol did not file a timely appeal at the Federal Circuit.

A five (5) day bench trial is currently scheduled to begin on November 19, 2018.

Item 1A.	Risk Factors.

The following risk factor is provided regarding our loan agreement with CRG:

We may not qualify for additional lending under our loan agreement with CRG. If we do not have access to such funds, our cash position could become materially impaired.

Under our loan agreement with CRG, we may qualify for two additional tranches of $15 million each only if we are able to achieve certain minimum net revenue and market capitalization thresholds. There is a risk that we may not achieve one or more of these thresholds for reasons both within and outside of our control, and our inability to meet these conditions would deny us access to additional funding from CRG. If we do not have access to additional CRG funding, and if we are unable to secure other sources of funding (which may be unavailable on desirable terms, and may not be available at all), our cash position could become materially impaired, which in turn could have a material adverse effect on our company and stock price.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 9, 2017	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President, Chief Executive Officer and Vice Chairman (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary, Treasurer and Chief Financial Officer (Principal Accounting Officer)

S-1