Form 10-Q
period 2017-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2017-11-09
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 55,898,927 shares of company Common Stock issued and 55,883,436 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$19,746	$32,019
Accounts receivable, net	10,791	3,569
Inventory, net	6,466	3,368
Prepaid expenses and other current assets	2,310	4,136

Total current assets	39,313	43,092
Property and equipment, net	4,202	4,230
Goodwill	2,715	2,715
BELBUCA® license and distribution rights intangible	41,625	—
Other intangible assets, net	1,558	2,285

Total assets	$89,413	$52,322

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$30,807	$18,174
Deferred revenue, current	—	1,716

Total current liabilities	30,807	19,890

Notes payable, net of discount and loan costs	35,701	29,272
Deferred revenue, long-term	—	20,000
Other long-term liabilities	4,050	825

Total liabilities	70,558	69,987

Commitments and contingencies (Notes 11 and 16)

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized; 2,093,155 shares of Series A Non-Voting Convertible Preferred Stock outstanding at both September 30, 2017 and December 31, 2016, respectively.	2	2
Common Stock, $.001 par value; 75,000,000 shares authorized; 55,852,926 and 54,133,511 shares issued; 55,837,435 and 54,118,020 shares outstanding at September 30, 2017 and December 31, 2016, respectively.	56	54
Additional paid-in capital	307,690	292,667
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(288,846)	(310,341)

Total stockholders’ equity (deficit)	18,855	(17,665)

Total liabilities and stockholders’ equity (deficit)	$89,413	$52,322

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales	$8,118	$2,009	$23,798	$6,221
Product royalty revenues	1,409	1,065	3,682	2,393
Research and development reimbursements	532	497	799	501
Contract revenues	1,194	—	21,194	2,500

Total Revenues:	11,253	3,571	49,473	11,615

Cost of sales	4,445	2,314	14,261	8,958

Expenses:
Research and development	1,986	4,402	6,246	13,786
Selling, general and administrative	14,867	12,054	44,094	37,606

Total Expenses:	16,853	16,456	50,340	51,392

Loss from operations	(10,045)	(15,199)	(15,128)	(48,735)
Interest expense	(1,893)	(786)	(6,657)	(2,477)
Derivative gain	—	14	—	36
Other expense, net	(13)	(6)	(28)	(20)
Bargain purchase gain	—	—	27,336	—

(Loss) income before income taxes	$(11,951)	$(15,977)	$5,523	$(51,196)
Income tax benefit	—	—	15,972	—

Net (loss) income attributable to common stockholders	$(11,951)	$(15,977)	$21,495	$(51,196)

Basic
Basic (loss) income per share:	$(0.21)	$(0.30)	$0.39	$(0.96)

Weighted average common stock shares outstanding:	55,604,708	53,767,099	55,170,569	53,531,770

Diluted
Diluted (loss) income per share:	$(0.21)	$(0.30)	$0.38	$(0.96)

Diluted weighted average common stock shares outstanding:	55,604,708	53,767,099	56,204,358	53,531,770

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2017	2,093,155	$2	54,133,511	$54	$292,667	$(47)	$(310,341)	$(17,665)
Stock-based compensation	—	—	—	—	10,223	—	—	10,223
Restricted stock awards	—	—	1,568,042	2	(2)	—	—	—
Issuance of warrants	—	—	—	—	4,489	—	—	4,489
Exercise of stock options	—	—	151,373	—	313	—	—	313
Net income	—	—	—	—	—	—	21,495	21,495

Balances, September 30, 2017	2,093,155	$2	55,852,926	$56	$307,690	$(47)	$(288,846)	$18,855

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$21,495	$(51,196)
Depreciation	465	325
Accretion of debt discount and loan costs	1,941	297
Amortization of intangible assets	4,103	728
Derivative liability	—	100
Stock-based compensation expense	10,223	11,600
Deferred income taxes	(15,972)	—
Bargain purchase gain	(27,336)	—
Changes in assets and liabilities:
Accounts receivable	(7,222)	(601)
Inventories, net of effect of acquisition	2,314	(1,460)
Prepaid expenses and other assets	1,826	(537)
Accounts payable and accrued expenses, net of effect of acquisition	8,998	(662)
Deferred revenue	(21,716)	47

Net cash flows from operating activities	(20,881)	(41,359)

Investing activities:
BELBUCA® acquisition	(3,902)	—
Purchase of equipment	(5)	(316)

Net cash flows from investing activities	(3,907)	(316)

Financing activities:
Proceeds from notes payable	45,000	—
Payment of notes payable	(30,000)	—
Payment of deferred financing fees	(2,798)	—
Equity financing costs	—	40
Proceeds from exercise of stock options	313	297
Proceeds from issuance of common stock	—	2,460

Net cash flows from financing activities	12,515	2,797

Net change in cash and cash equivalents	(12,273)	(38,878)
Cash and cash equivalents at beginning of year	32,019	83,560

Cash and cash equivalents at end of period	$19,746	$44,682

Cash paid for interest	$3,816	$2,045

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

(U.S. DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

Non-cash Operating, Financing and Investing Activities:

The Company recorded the fair value of the bargain purchase price of the BELBUCA® acquisition totaling $27.3 million to income during the nine months ended September 30, 2017 in accordance with accounting principles generally accepted in the United States (“GAAP”) (see note 7, Business Combinations and Asset Acquisitions).

The Company recorded the fair value of warrants totaling $4.5 million to equity with an offsetting amount to Notes payable in connection with the CRG Term Loan Agreement (as defined in note 11) during the nine months ended September 30, 2017 in accordance with GAAP (see note 13, Stockholders’ Equity).

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies:

Overview

BioDelivery Sciences International, Inc., together with its subsidiaries (collectively, the “Company”) is a specialty pharmaceutical company that is developing and commercializing, either on its own or in partnerships with third parties, new applications of approved therapeutics to address important unmet medical needs using both proven and new drug delivery technologies. The Company is focusing on developing products to meet unmet patient needs in the areas of pain management and addiction.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2016. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results for the full year or any other future periods.

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

Inventory

Other than the inventory purchased from Endo that remains in inventory at September 30, 2017 and is stated at fair value, inventories are stated at the lower of cost or net realizable value with costs determined for each batch under the first-in, first-out method and specifically allocated to remaining inventory. Inventory consists of raw materials, work in process and finished goods. Raw materials include amounts of active pharmaceutical ingredient for a product to be manufactured, work in process includes the bulk inventory of laminate (the Company’s drug delivery film) prior to being packaged for sale, and finished goods include pharmaceutical products ready for commercial sale.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. The Company recorded $0.2 million in inventory allowances as of September 30, 2017. There were no allowances recorded as of December 31, 2016.

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

The Company deferred sales, until January 1, 2017, of its BUNAVAIL® (buprenorphine and naloxone) buccal film, Schedule 3 (“CIII”) product (“BUNAVAIL®”) and recognized such revenue when the product was sold through to the end user. There were no product sales by the Company of BELBUCA® before January 2017.

Revenue recognition

Net product sales

Beginning in the first quarter of 2017, the Company has determined that it had sufficient experience with BELBUCA® and BUNAVAIL® to estimate its returns at time of ex-factory sales. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the Company’s price to the buyer is fixed or determinable; and (d) collectability is reasonably assured. The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase. The Company recognizes revenue from sales transactions where the buyer has the right to return the product at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from any provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. The Company recognizes product sales net of estimated allowances for rebates, price adjustments, returns, chargebacks and prompt payment discounts. Given the sufficient experience with BELBUCA® and BUNAVAIL®, the Company can reasonably estimate the amount of future product returns, and therefore, the risk of estimating product returns has been substantially eliminated. The effect in income from operations and on net income is that the Company is able to recognize revenue earlier on the sell-in method, net of a provision for estimated returns, since the Company can record revenue once sold to the wholesaler rather than waiting until the product is sold to the end user on a sell-through basis.

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

Gross to Net Accruals-A significant majority of the Company’s gross to net adjustments to gross product revenues are the result of accruals for its voucher program and Medicaid rebates, with the majority of those programs having an accrual to payment cycle of anywhere from one to three months. In addition to this relatively short accrual to payment cycle, the Company receives daily information from the wholesalers regarding their sales of the Company’s products and actual on hand inventory levels of its products. This enables the Company to execute accurate provisioning procedures. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These accounting standard updates (each individually an “ASU”) apply to all companies that enter into contracts with customers to transfer goods or services. These two ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The new standards are required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company expects to adopt the new standards by using the modified retrospective approach with the cumulative effect of the change reflected in retained earnings as of January 1, 2018 and to not restate prior periods. The Company has commenced work to assess the impact of the new revenue standard on its principal revenue streams. The Company has not made a determination on the impact to its consolidated financial statements. The Company is implementing changes to its accounting processes, internal controls and disclosures to support the new accounting.

The FASB’s new leases standard, ASU 2016-02 Leases (Topic 842), was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases (i.e. operating and capital leases) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The new standard requires a modified-retrospective approach to adoption and is effective for interim and annual periods beginning on January 1, 2019, but may be adopted earlier. The Company expects to adopt this standard beginning in 2019. The Company does not expect that this standard will have a material impact on its consolidated statements of operations, but the Company does expect that upon adoption, this standard will impact the carrying value of its assets and liabilities on its consolidated balance sheets as a result of the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. In addition, the standard will require that the Company update its systems, processes and controls it uses to track, record and account for its lease portfolio.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update provide a screen to determine when an integrated set of assets and activities (a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new standard also requires that a business include at least one substantive process and narrows the definition of outputs. The new guidance will be applied prospectively and is effective for the Company for interim and annual periods beginning on January 1, 2018 and early adoption is permitted. The Company expects to adopt this standard beginning in 2018. Adoption of this new standard may result in more transactions being accounted for as asset acquisitions versus business combinations; however, the impact to the Company’s consolidated financial statements will depend on the facts and circumstances of future transactions.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1.	Organization, basis of presentation and summary of significant policies (continued):

In January 2017, the FASB issued ASU Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step of the goodwill impairment test under ASC 350. Under previous guidance, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets (including in-process research and development) and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this new guidance if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference with such impairment charge limited to the amount of goodwill in the reporting unit. This ASU does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This ASU will be applied prospectively and is effective for annual and interim impairment test performed in periods beginning after December 15, 2019 for public business enterprises. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company currently does not expect any impact of the adoption of the ASU on its condensed consolidated financial statements.

2.	Liquidity and management’s plans:

At September 30, 2017, the Company had cash of approximately $19.7 million. The Company used $12.3 million of cash during the nine months ended September 30, 2017 and had stockholders’ equity of $18.9 million, versus stockholders’ deficit of $17.7 million at December 31, 2016. The Company has access to additional capital through CRG Servicing LLC (“CRG”) from the CRG loan of $15 million as well as equity markets if the Company chooses or a combination of both that would provide sufficient capital to extend its runway through the end of 2018 and beyond. This estimation assumes that the Company does not accelerate the development of existing, or acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. As a result of the Company’s late filing of certain financing information related to its reacquisition of BELBUCA®, the Company is unable to utilize its universal shelf registration statement and associated at-the-market offering program until April 2018.

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

3.	Inventory:

The following table represents the components of inventory as of:

	September 30, 2017	December 31, 2016
Raw materials & supplies	$1,752	$978
Work-in-process	2,180	1,660
Finished goods	2,687	730
Finished goods reserve	(153)	—

Total inventories, net	$6,466	$3,368

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

4.	Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	September 30, 2017	December 31, 2016
Accounts payable	$11,645	$9,397
Accrued price adjustments	3,036	592
Accrued returns	857	—
Accrued acquisition consideration	4,838	—
Accrued rebates	5,057	3,842
Accrued chargebacks	101	10
Accrued compensation and benefits	3,067	2,052
Accrued royalties	488	518
Accrued clinical trial costs	7	615
Accrued legal costs	562	490
Accrued manufacturing costs	200	200
Accrued sales and marketing costs	—	193
Accrued other	949	265

Total accounts payable and accrued expenses	$30,807	$18,174

5.	Property and equipment:

Property and equipment, summarized by major category, consist of the following as of:

	September 30, 2017	December 31, 2016
Machinery & equipment	$ 5,629	$4,476
Computer equipment & software	394	464
Office furniture & equipment	169	202
Leasehold improvements	44	53
Idle equipment	766	1,486

Total	7,002	6,681
Less accumulated depreciation	(2,800)	(2,451)

Total property, plant & equipment, net	$ 4,202	$4,230

Depreciation expense for the nine month periods ended September 30, 2017 and September 30, 2016, was approximately $0.5 million and $0.3 million, respectively. Depreciation expense for the three month periods ended September 30, 2017 and September 30, 2016, was approximately $0.2 million and $0.1 million, respectively.

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

Efforts to extend the Company’s supply agreement with its ONSOLIS® manufacturer, Aveva, which is now a subsidiary of Apotex, Inc., were unsuccessful and the agreement expired. However, the Company identified an alternate supplier and requested guidance from the FDA on the specific requirements for obtaining approval to supply product from this new vendor. Based on the Company’s current estimates, the Company will submit the necessary documentation to the FDA for qualification of the new manufacturer by the end of 2017.

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

Financial terms of the License Agreement include:

•	a $2.5 million upfront non-refundable payment, payable to the Company within 30 days of execution of the License Agreement (received June 2016);

•	reimbursement to the Company for a pre-determined amount of the remaining expenses associated with the ongoing transfer of the manufacturing of ONSOLIS®;

•	$4 million payable to the Company upon first commercial sale of ONSOLIS® in the U.S;

•	$3 million payable to the Company related to ONSOLIS® milestone payable by Collegium to the Company upon obtaining patent extension for ONSOLIS®, which occurred March 2017, and the FDA approval of submission to qualify a new manufacturing site for ONSOLIS® expected the first half of 2018;

•	up to $17 million in potential payments to the Company based on achievement of certain performance and sales milestones; and

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

Pursuant to the License Agreement, the royalty from Collegium to the Company terminates after the (a) expiration of the last-to-expire valid claim of the licensed patents in the territory covering a particular licensed product or (b) generic saturation for such licensed product. The License Agreement also contains customary termination provisions that include a right by either party to terminate upon the other party’s uncured material breach, insolvency or bankruptcy, as well as in the event a certain commercial milestone is not met.

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

Pursuant to the Endo Agreement, the Company has received the following payments:

•	$30 million non-refundable upfront license fee (earned in January 2012);

•	$15 million for enhancement of intellectual property rights (earned in May 2012);

•	$20 million for full enrollment in two clinical trials ($10 million earned in January 2014 and $10 million earned in June 2014);

•	$10 million upon FDA acceptance of filing NDA (earned in February 2015);

•	$50 million upon regulatory approval, earned in October 2015 and received in November 2015. Of the $50 million received in November 2015, $20 million related to a patent extension and was recorded as deferred revenue because all or a portion of such $20 million was contingently refundable to Endo if a third party generic product was introduced in the U.S. during the patent extension period from 2020 to 2027. However, due to the Company and Endo entering into a Termination Agreement on December 7, 2016 which terminated the BELBUCA® license to Endo effective January 6, 2017, the deferred $20 million was recognized as revenue during the nine months ended September 30, 2017 in the accompanying condensed consolidated statement of operations (see note 7, Business Combination and Asset Acquisition).

7.	Business combination and BELBUCA® acquisition:

On December 7, 2016, the Company and Endo entered into the Termination Agreement to terminate Endo’s licensing rights for BELBUCA®. The transaction closed on January 6, 2017. At the closing date, the Company purchased from Endo the following net assets (the “net assets”): (i) current BELBUCA® product inventory and work-in-progress, (ii) material manufacturing contracts related to BELBUCA® , (iii) BELBUCA®-related domain names and trademarks (including the BELBUCA® trademark), (iv) BELBUCA® -related manufacturing equipment, and (v) all pre-approval regulatory submissions, including any Investigational New Drug Applications and New Drug Applications, regulatory approvals and post-approval regulatory submissions concerning BELBUCA® . The purchase price for the net assets (the “Asset Purchase Price”) was equal to the sum of: (i) the aggregate book value of the portion of the transferred product inventory forecasted to be used or sold by the Company, (ii) the aggregate book value of work-in-

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

7.	Business combination and BELBUCA® acquisitions (continued):

progress inventory, and (iii) the assumption of any assumed liabilities. Together with the Asset Purchase Price, pursuant to the terms of the Termination Agreement, the Company will also pay to Endo a fee in the amount of $5 million in consideration for (i) Endo’s agreement not to compete for a period of two years from the closing date of the termination agreement and (ii) Endo’s waiver of its right to sell product for twelve months following the closing of the termination agreement.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

7.	Business combination and BELBUCA® acquisitions (continued):

The fair value of the equipment was determined by consideration of replacement cost and equipment condition and was assigned a useful life of seven years. The fair value of the license and distribution rights intangible assets as amortized in the accompanying condensed consolidated balance sheets were estimated primarily using the “income method,” which starts with a forecast of all expected future cash flows. As such, it is considered level 3 in the fair value hierarchy. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including net revenue, cost of sales, commercial expenses, research and development costs and working capital requirements) as well as estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors. The license and distribution rights intangible assets will be amortized over ten years, which approximates the current, remaining patent life of the BELBUCA® -related intellectual property.

As a result of the business combination, the Company recognized a deferred tax liability of $16.0 million. This deferred tax liability was netted against its deferred tax assets as of September 30, 2017. Because a full valuation allowance has been provided against the Company’s deferred tax assets as it is considered more likely than not that they will not be utilized, the Company released a corresponding amount of its valuation allowance during the nine months ended September 30, 2017 and recognized a $16.0 million tax benefit in the accompanying condensed consolidated statement of operations.

In January 2017, the Company recorded the asset acquisition as a bargain purchase gain of $27.3 million in the accompanying condensed consolidated statement of operations.

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

Purdue license and supply agreement:

On July 12, 2017, the Company, along with Purdue Pharma, an Ontario limited partnership (“Purdue”), announced that they had executed an exclusive agreement granting to Purdue the licensing, distribution, marketing and sale rights related to BELBUCA® in Canada. Financial terms of the Purdue agreement include: (i) total upfront and other cash milestone payments (relating to marketing authorization transfer and certain other marketing- and sales-related milestones) of up to an aggregate of CAD 4.5 million, including approximately CAD 1.5 million (0.5 million CAD and 1.0 million CAD received August 2017 and October 2017, respectfully); (ii) a low double digit percent royalty payable quarterly by Purdue to the Company based on Canadian net sales of BELBUCA®, which royalty rate is subject to adjustment in certain circumstances; (iii) an annual royalty fee commencing a period of time after the commercial launch of BELBUCA® in Canada, which fee is creditable against royalties payable by Purdue and subject to reduction in certain circumstances; and (iv) payment by Purdue of certain costs incurred to obtain and transfer the marketing authorization for BELBUCA® in Canada, a portion of which will be reimbursed by the Company as a reduction of royalties payable by Purdue.

Pursuant to the agreement, the royalty from Purdue to the Company terminates on the later of (a) the first date on which there is not at least one valid claim of the licensed patents in the territory covering any licensed product or (b) February 14th of the calendar year immediately following the first complete calendar year following the tenth anniversary of first commercial sale in which net sales total less than a predetermined amount.

On September 12, 2017, the Company announced Health Canada had granted market authorization to formally transfer the Drug Identification Number (DIN) ownership of BELBUCA ® in Canada to Purdue. This approval triggered a milestone payment to the Company in the amount of CAD 1 million, which was received October 2017.

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

In February, March, June, August and September 2017, the Company received payments of $0.2 million, $0.03 million, $0.1 million, $0.2 million and $0.3 million, respectively, from TTY, which related to royalties based on product purchased in Taiwan by TTY of PAINKYL™. Such payments of $0.5 million and $1.1 million are recorded in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.

In February 2016 and June 2016, the Company received separate payments of $0.24 million each from TTY which is recorded in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2016. No such payments were received in the quarter ended September 30, 2016.

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

On February 21, 2017, the Company entered into a term loan agreement (the “Term Loan Agreement”) with CRG, as administrative agent and collateral agent, and the lenders named in the Term Loan Agreement (the “Lenders”). The Company utilized approximately $29.4 million of the initial loan proceeds under the Term Loan Agreement to repay all of the amounts owed by the Company under the MidCap Credit Agreement. Upon the repayment of all amounts owed by the Company under the MidCap Credit Agreement, all commitments under the MidCap Credit Agreement were terminated and all security interests granted by the Company and its subsidiary guarantors under the MidCap Credit Agreement were released (see note 11, Term Loan Agreement (CRG)). Certain warrants issued to MidCap and its affiliates in May 2016 related to the extension of the interest only period under the MidCap Credit Agreement remain outstanding as of September 30, 2017 and will expire, if not earlier exercised in May 2021. Such warrants are exercisable for 84,986 shares of Common Stock at an exercise price of $3.53 per share. During the nine months ended September 30, 2017, $0.7 million of deferred loan costs arising out of the MidCap Credit Agreement were expensed and recorded as interest expense in the accompanying condensed consolidated statement of operations.

11.	Term loan agreement (CRG):

Pursuant to the Term Loan Agreement, the Company borrowed $45.0 million from the Lenders as of the Closing Date, and may be eligible to borrow up to an additional $30.0 million in two tranches of $15.0 million each contingent upon achievement of certain conditions, including: (i) in the case of the first tranche, representing the second potential draw under the Loan Agreement (the “Second Draw”), satisfying both (a) certain minimum net revenue thresholds on or before September 30, 2017 or December 31, 2017 and (b) a certain minimum market capitalization threshold for a period of time prior to the funding of the Second Draw (provided, that if the Company does not achieve the minimum net revenue thresholds necessary for the Second Draw but does achieve a certain minimum market capitalization threshold for a period of time prior to December 31, 2017, the Company would be eligible for a Second Draw funding in the amount of $5.0 million); and (ii) in the case of the second tranche, representing the third potential draw under the Loan Agreement (the “Third Draw”), satisfying both (a) certain minimum net revenue thresholds on or before June 30, 2018 or September 30, 2018 and (b) a certain minimum market capitalization threshold for a period of time prior to the funding of the Third Draw. The Company has qualified for the Second Draw.

After the payoff of the MidCap Credit Agreement (see note 10), the Company is utilizing the initial proceeds under the Term Loan Agreement (after deducting loan origination costs and broker and other fees) of approximately $13.7 million, plus any additional amounts that may be borrowed in the future, for general corporate purposes and working capital.

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

Company to maintain minimum cash and cash equivalents balance and, each year through the end of 2022, to meet a minimum net annual revenue threshold. The Company is in compliance as of September 30, 2017. In the event that the Company does not meet the minimum net annual revenue threshold, then the Company can satisfy the requirement for that year by raising two (2) times the shortfall by way of raising equity or subordinated debt.

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

The following table represents future maturities of the CRG obligation as of September 30, 2017:

2017	$—
2018	—
2019	—
2020	15,054
2021	15,054
2022	15,054

Total maturities	$45,162
Unamortized discount and loan costs	(9,461)

Total CRG obligation	$35,701

In connection with the initial borrowing made under the Term Loan Agreement, the Company issued to CRG and certain of its affiliates five separate warrants to purchase an aggregate of 1,701,583 shares of the Common Stock (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to February 21, 2027 at a price of $2.38 per share, with typical provisions for cashless exercises. The exercise of the CRG Warrants could have a dilutive effect to the Common Stock to the extent that the market price per share of the Common Stock, as measured under the terms of the CRG Warrants, exceeds the exercise price of the CRG Warrants. CRG is also entitled to receive a smaller amount of similar warrants concurrently with the funding, if applicable, of the Second Draw and the Third Draw.

12.	Segment reporting:

The Company operates in a single industry engaging in the development and commercialization of pharmaceutical products principally in the areas of pain management and addiction. Accordingly, the Company’s business is classified as a single reportable segment.

The following table presents net sales by product (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
BELBUCA®	$6,437	$—	$17,554	$—
BUNAVAIL®	1,681	2,009	6,244	6,221

Net product sales	$8,118	$2,009	$23,798	$6,221

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

13.	Stockholders’ equity:

Stock-based compensation

During the nine months ended September 30, 2017, a total of 908,661 options to purchase Common Stock, with an aggregate fair market value of approximately $1.8 million, were granted to Company employees. Options granted to employees have a term of 10 years from the grant date and vest ratably over a three year period. Options granted to the Company’s Board of Directors have a term of 10 years from the grant date and one-half of those Options vest at grant date and the remaining half vest in one year. The fair value of each option is amortized as compensation expense evenly through the vesting period.

The Company’s stock-based compensation expense is allocated between research and development and selling, general and administrative as follows:

	Three months ended,		Nine months ended,
Stock-based compensation expense	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Research and Development	$0.5	$0.5	$1.3	$2.1
Selling, General and Administrative	$3.7	$3.6	$8.9	$9.5

The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options.

Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2017 follows:

Expected price volatility	78.68% -78.77%
Risk-free interest rate	1.77% -1.87%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the nine months ended September 30, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2017	3,468,991	$4.14
Granted in 2017
Officers and Directors	83,658	2.64
Others	825,003	1.91
Exercised	(151,373)	2.07
Forfeitures	(1,183,795)	5.89

Outstanding at September 30, 2017	3,042,484	$2.92	$1,466

As of September 30, 2017, options exercisable totaled 1,807,765. There was approximately $8.1 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2020.

During the nine month ended September 31, 2017, an executive officer of the Company exercised approximately 0.15 million stock options, with net proceeds to the Company of approximately $0.3 million.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

13.	Stockholders’ equity (continued):

Restricted stock units

During the nine months ended September 30, 2017, 2,342,315 RSUs were granted to the Company’s executive officers and employees, with a fair market value of approximately $4.5 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended. Of the aforementioned 2017 RSU grants, 2,060,000 are one-half time-based and one-half are performance based and all vest over a three-year period. The performance-based RSUs provide for vesting if specified predetermined net revenue and operating income goals are achieved with respect to the annual fiscal years 2017 through 2019. Actual performance relative to the predetermined performance measures are evaluated independently at the end of each fiscal year and the number of awards that will vest will be based upon the percentage of the individual performance measure achieved relative to the predetermined target. This allows for partial vesting relative to separate performance measures. Additionally, 120,000 RSUs were granted to Company employees and vest in full in one year. Cumulatively, these RSUs were granted over the plan allotment of our 2011 Equity Incentive Plan and will require stockholder approval at the 2017 annual stockholder meeting. The remaining 162,315 RSUs were granted to the Company’s Board of Directors and one-half of those RSUs vest at grant date and the remaining half vest in one year. Cumulatively, these RSUs were also granted over the plan allotment of our 2011 Equity Incentive Plan and will require approval at the 2017 annual stockholder meeting.

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2017	4,584,297	$7.29
Granted:
Executive officers	1,640,000	1.80
Directors	162,315	2.80
Employees	540,000	2.04
Vested	(1,568,042)	2.17
Forfeitures	(554,675)	2.28

Outstanding at September 30, 2017	4,803,895	$5.14

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

Expected term of warrants granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The weighted average for key assumptions used in determining the fair value of warrants granted during the nine months ended September 30, 2017 follows:

Expected price volatility	78.39%
Risk-free interest rate	1.92%
Weighted average expected life in years	6 years
Dividend yield	—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

13.	Stockholders’ equity (continued):

Warrant activity during the nine months ended September 30, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2017	84,986	$3.53
Granted in 2017	1,701,583	2.38
Exercised	—	—
Forfeitures	—	—

Outstanding at September 30, 2017	1,786,569	$2.43	$970

14.	Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Net income (loss)	$(11,951)	$(15,977)	$21,495	$(51,196)
Weighted average common shares outstanding	55,604,708	53,767,099	55,170,569	53,531,770

Basic income (loss) per common share	$(0.21)	$(0.30)	$0.39	$(0.96)

Diluted:
Effect of dilutive securities:
Net income (loss)	$(11,951)	$(15,977)	$21,495	$(51,196)

Weighted average common shares outstanding	55,604,708	53,767,099	55,170,569	53,531,770
Effect of dilutive options and warrants	—	—	1,033,789	—

Diluted weighted average common shares outstanding	55,604,708	53,767,099	56,204,358	53,531,770

Diluted income (loss) per common share	$(0.21)	$(0.30)	$0.38	$(0.96)

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. In addition to the weighted average shares of Common Stock outstanding, common equivalent shares from stock options, RSUs and warrants using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the three months ended September 30, 2017 and 2016, outstanding stock options, RSUs and warrants of 9,638,211 and 9,986,447, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. During the nine months ended September 30, 2017 and 2016, outstanding stock options, RSUs and warrants of 5,230,179 and 10,196,872, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.

15.	Retirement agreement:

On August 23, 2017, the Company and Mark A. Sirgo, the Company’s Vice Chairman, President and Chief Executive Officer (“Sirgo”), executed a Retirement Agreement (“Retirement Agreement”) memorializing the terms of Sirgo’s voluntary retirement from the Company, which will be effective January 2, 2018 (the “Retirement Date”, with the period from August 23, 2017 to the Retirement Date being referred to herein as the “Transition Period”). During the Transition Period and following the Retirement Date, Sirgo will continue to serve as Vice Chairman of the Company’s Board of Directors (the “Board”).

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

15.	Retirement agreement (continued):

Pursuant to the Retirement Agreement, Sirgo will continue to serve as the Company’s President and Chief Executive Officer during the Transition Period. By entering into the Retirement Agreement, the Company and Sirgo agreed to terminate Sirgo’s employment agreement with the Company, dated August 24, 2004, as amended by that First Amendment thereto (collectively with the related confidentiality agreement between the Company and Sirgo, the “Employment Agreement”) as of the Retirement Date, subject to those provisions of the Employment Agreement which survive termination (as the same were modified by the Retirement Agreement), including provisions related to confidentiality, non-solicitation and non-competition.

In connection with his retirement from the Company, and in consideration of his service to the Company (and in lieu of any similar benefits provided for in the Employment Agreement), Sirgo has received or will receive the following benefit pursuant to the Retirement Agreement:

(i)	a cash payment of $0.8 million (less applicable withholdings) which was paid by September 5, 2017;

(ii)	an additional cash payment equal to $0.8 million (less applicable withholdings) to be paid on January 15, 2018; and

(iii)	an additional potential cash payment of $0.2 million (less applicable withholdings) as provided for in Section 2(a) of the Retirement Agreement.

In addition, pursuant to the Retirement Agreement:

(i)	as of the Retirement Date, all previously vested options held by Sirgo to purchase shares of Common Stock will continue for the life of such options (as opposed to such options terminating on the 90 th day following the Retirement Date, as provided for in the Company’s 2011 Equity Incentive Plan, as amended (the “Plan”));

(ii)	Sirgo will be entitled to receive his ordinary year end equity bonus award (in the form of RSUs) for his service as an officer of the Company during 2017, as determined by the Compensation Committee of the Board (the “2017 Equity Award”); provided, however, that (A) with respect to RSUs which by their terms would vest with the passage of time (“Time Vesting RSUs”), Sirgo shall receive a number of shares of Common Stock equal to (1) the Net Present Value (as defined in the Retirement Agreement) of the Time Vesting RSUs that would have been issued to Sirgo for the 2017 Equity Award had he not retired divided by (2) the 30-day volume weighted average price of the Common Stock (the “30-day VWAP”) as of the date of issuance of the 2017 Equity Bonus; and (B) with respect to RSUs which by their terms would vest based on future performance (“Performance Vesting RSUs”), Sirgo shall receive a number of shares of Common Stock determined by multiplying the number of Performance Vesting RSUs that would have been issued to Sirgo for the 2017 Equity Award had he not retired by 0.66;

(iii)	as of the Retirement Date, all previously granted Time Vesting RSUs issued to Sirgo pursuant to the Plan that are unvested as of the Retirement Date shall terminate and, in lieu thereof, Sirgo shall receive a one-time issuance of fully vested shares of Common Stock under the Plan, the number of which will be determined with reference to the Time Vesting RSUs being terminated by dividing (A) the Net Present Value of such Time Vesting RSUs by (B) the 30-day VWAP as of the Retirement Date, and all previously granted RSUs issued to Sirgo pursuant to the Plan which vest due to achievement of future performance milestones that are unvested as of the Retirement Date shall terminate and, in lieu thereof, Sirgo shall receive a one-time issuance of 250,000 fully vested shares of Common Stock under the Plan; and

(iv)	Sirgo will continue to be entitled to receive (if applicable) one hundred percent (100%) of his regular award of vested Common Stock (the “LTIP Stock”) under the Company’s Performance Long Term Incentive Plan (the “ LTIP”), with the amount of such LTIP Stock to be determined and issued in accordance with the terms and provisions of the LTIP. The issuance of the LTIP Stock to Sirgo as provided for above shall occur, if applicable, concurrently with the issuance of LTIP Stock to the Company’s officers, but no later than March 15, 2018. Should Sirgo (i) voluntarily resign from his officer positions with the Company prior to the Retirement Date or (ii) voluntarily resign from the Board, in each case prior to payment of any amount of LTIP Stock, Sirgo’s right to receive LTIP Stock from and after that time shall terminate. In the event a Change in Control (as defined in the Retirement Agreement) occurs on or within twelve

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

15.	Retirement agreement (continued):

(12) months following the Retirement Date with a company with whom Sirgo had contact about a potential transaction in his capacity as an employee of the Company prior to the Retirement Date, then the Company shall issue to Sirgo, as an additional retirement benefit, fully vested shares of Common Stock in an amount equal to the number of shares Sirgo would have received pursuant to the LTIP had he remained employed with the Company through the Change in Control.

For purposes of this Agreement, the term “Change of Control” means the occurrence of any one or more of the following events (it being agreed that, with respect to paragraphs (i) and (iii) of this definition below, a “Change of Control” shall not be deemed to have occurred if the applicable third party acquiring party is an “affiliate” of the Company within the meaning of Rule 405 promulgated under the Securities Act of 1933, as amended):

(i) an acquisition (whether directly from the Company or otherwise) of any voting securities of the Company (the “ Voting Securities ”) by any “Person” (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities and Exchange Act of 1934, as amended (the “ 1934 Act ”)), immediately after which such Person has “Beneficial Ownership” (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of forty percent (40%) or more of the combined voting power of the Company’s then outstanding Voting Securities.

(ii) the individuals who, as of the date hereof, are members of the Company’s Board of Directors cease, by reason of a financing, merger, combination, acquisition, takeover or other non-ordinary course transaction affecting the Company, to constitute at least fifty-one percent (51%) of the members of the Board of Directors; or

(iii) approval by the Board of Directors and, if required, stockholders of the Company, or execution by the Company of any definitive agreement with respect to, or the consummation of (it being understood that the mere execution of a term sheet, memorandum of understanding or other non-binding document shall not constitute a Change of Control):

(A) a merger, consolidation or reorganization involving the Company, where either or both of the events described in clauses (i) or (ii) above would be the result;

(B) a liquidation or dissolution of or appointment of a receiver, rehabilitator, conservator or similar person for, or the filing by a third party of an involuntary bankruptcy against, the Company; or

(C) an agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a subsidiary of the Company).”

If the Retirement Date occurs after there has been a Change in Control, an additional cash payment equal to $0.2 million (less applicable withholdings) (the “CIC Retirement Payment”) to be paid in lump sum within ten (10) days of the Retirement Date, and (iv) if a Change in Control occurs on or after the Retirement Date and within twelve (12) months following the Retirement Date, with a company with whom Sirgo had contact about a potential transaction in his capacity as an employee of the Company prior to the Retirement Date, then the Company shall pay to Sirgo an additional amount equal to $0.2 million (less applicable withholdings) (the “Additional Retirement Payment”) in lump sum on the closing of the Change in Control.

The Retirement Agreement also contains other customary provisions, including provisions for Sirgo’s continuing participation in certain Company employee benefit plans, mutual releases of claims by the Company and Sirgo (subject to certain exceptions) and a covenant of cooperation.

16.	Commitments and contingencies:

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

16.	Commitments and contingencies (continued):

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

16.	Commitments and contingencies (continued):

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

In a related matter, on October 28, 2014, the Company filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and the Company filed a request for rehearing for the non-instituted IPR. The final decisions finding all claims patentable were issued in March 2016 and the Company filed a Request for Reconsideration in the USPTO in April 2016, which was denied in September 2016 and appealed to Court of Appeals for the Federal Circuit (the “Federal Circuit”) in November 2016. The appeal is currently proceeding in the Federal Circuit with final briefing completed August 7, 2017 and oral argument pending. Regardless of the outcome of the appeal, the Company believes that BUNAVAIL® will be found not to infringe the claims of the ’167 patent.

On January 13, 2017, MonoSol filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ‘167 patent. In lieu of answering the complaint, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC on March 1, 2017 of which briefing on the motions was completed. Briefing on the motions was completed on June 21, 2017. On July 25, 2017, the Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. This case has been transferred to Delaware District Court. The Company strongly refutes as without merit MonoSol’s assertion of patent infringement and will vigorously defend the lawsuit.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

16.	Commitments and contingencies (continued):

within the claimed range claimed in the patent. The Company asserted in its complaint that Actavis infringed the ’177 Patent either literally or under the doctrine of equivalents.

The Company believes that Actavis is unlikely to prevail on its claims that the ’019, ’866, and ’177 Patents are invalid, and, as the Company has done in the past, intends to vigorously defend its intellectual property. Each of the three patents carries the presumption of validity, and the ’019 Patent has already been the subject of an unrelated IPR before the USPTO under which the Company prevailed, and all claims of the ’019 Patent survived. IPR petitioner MonoSol’s request for rehearing of the final IPR decision regarding the ’019 Patent was denied by the USPTO on December 19, 2016. MonoSol did not appeal and the decision is final.

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

On May 23, 2017, the USPTO issued U.S. Patent 9,655,843 (the “’843 Patent”), and this patent was properly listed in the Orange Book as covering the BUNAVAIL® product.

On October 12, 2017, the Company announced that it had entered into a settlement agreement with Teva that resolved the Company’s BUNAVAIL® patent litigation against Teva pending in the U.S. District Court for the District of Delaware. As part of the Settlement Agreement, which is subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice, the Company has entered into a non-exclusive license agreement with Teva that permits Teva to first begin selling its generic version of BUNAVAIL® in the U.S. on July 23, 2028 or earlier under certain circumstances. Other terms of the agreement are confidential.

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

On May 23, 2017, the USPTO issued U.S. Patent 9,655,843 (the “’843 Patent”), and this patent was properly listed in the Orange Book as covering the BELBUCA® product.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

A five (5) day bench trial is currently scheduled to begin on November 19, 2018.

On August 28, 2017, the Court entered orders staying both BELBUCA® suits at the request of the parties. On October 18, 2017, the Court entered orders continuing the stay in both BELBUCA® suits at the request of the parties.

17.	Subsequent events:

On October 5, 2017, the Company entered into a subsequent party acknowledgement relating to its participation in the Opioid PMR Consortium (the “OPC”). The participants are member companies, collectively undertaking various observational and clinical studies in order to satisfy certain post-marketing requirements by the FDA as holders of a NDA for extended-release and long-acting opioid analgesics. As a requirement of joining the OPC, the Company was required to pay its share of the previous expenses incurred and funded by the existing member companies. The Company’s pro-rata share of such expenses totals approximately $4.2 million, which will be paid during the fourth quarter of 2017. Ongoing expenses will be shared equally by the member companies and paid monthly for the remainder of 2017 through 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in our other filings with the SEC. See “Cautionary Note Regarding Forward Looking Statements” below.

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

Our strategy is to:

•	Focus our commercial and development efforts in the areas of pain management and addiction within the U.S. pharmaceutical marketplace;

•	Identify and acquire rights to products that we believe have potential for near-term regulatory approval through the 505(b)(2) approval process of the FDA or are already FDA approved;

•	Market our products through specialty sales teams by primarily focusing on high-prescribing U.S. physicians working with patients in the pain and addiction space.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

Third Quarter and Recent Highlights

•	On July 12, 2017, we, along with Purdue Pharma (Canada) announced that we have signed an exclusive agreement for the licensing, distribution, marketing and sale of BELBUCA® in Canada. In return for the licensing and distribution rights to BELBUCA® in Canada, we are eligible to receive upfront and potential milestones of up to CAD 4.5 million as well as royalties on net sales.

•	On August 17, 2017, we announced that we would present three posters reviewing the potential impacts of BELBUCA® and BUNAVAIL® on important issues pertinent to the opioid epidemic, such as safety and diversion, at the PAINWeek 2017 meeting in Las Vegas, NV on September 5 - 9, 2017.

•	On September 12, 2017, we announced that Health Canada has granted market authorization to formally transfer the Drug Identification Number (DIN) ownership of BELBUCA® in Canada to our commercial partner, Purdue. This approval triggered a milestone payment to us, which was received October 2017.

•	On October 12, 2017, we announced that we had entered into a Settlement Agreement with Teva Pharmaceuticals USA, Inc., Actavis Laboratories UT, Inc. and Teva Pharmaceuticals Industries, Ltd. (collectively, “Teva”) that resolves our previously reported BUNAVAIL® patent litigation against Teva pending in the United States District Court for the District of Delaware.

Our Products and Related Trends

Our product portfolio currently consists of four products. As of the date of this report, three products are approved by the FDA and one is in development. Three of these four products utilize our patented BEMA® thin film drug delivery technology.

•

BELBUCA® is indicated for the management of chronic pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product was licensed on a worldwide basis to Endo. On October 26, 2015, we announced with Endo that the FDA approved BELBUCA®. BELBUCA® was launched by Endo in February 2016. On December 7, 2016, we entered into an agreement with Endo terminating Endo’s licensing of rights for BELBUCA®. This followed a strategic decision made by Endo to discontinue commercial efforts in the branded pain business. On January 6, 2017, we announced the closing of the transaction to reacquire the license to BELBUCA® from Endo. As a result, the worldwide rights to BELBUCA® were transferred back to us. Going forward, we are not responsible for future royalties or milestone payments to Endo and Endo will not be obligated to any future milestone payments to us. Behind a revised commercialization plan based on market research conducted primarily by Endo that took into consideration the current climate for prescribing opioids for chronic pain, we are leveraging our existing sales force to capitalize on commercial synergies with BUNAVAIL®. This effort is a focused commercial approach targeting identified healthcare providers which we believe create the potential to incrementally grow BELBUCA® sales without the requirement for significant resources. We also will explore other options for longer-term growth for BELBUCA®. In mid-February 2017, we completed the expansion and training of our sales force, allowing for promotion of BELBUCA® to commence in full in late February. BELBUCA® and BUNAVAIL® are supported by a field force of approximately sixty-five sales representatives and five regional sales managers. As previously disclosed, the launch has been more challenging because of the increased scrutiny over the prescribing of opioids that is driven by the Centers for Disease Control and Prevention guidelines issued in March 2016. The difference that BELBUCA® offers over the Schedule II opioids, such as oxycodone, hydrocodone, morphine, etc., include less addiction and abuse potential along with a ceiling effect on respiratory depression. The approval of BELBUCA® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BELBUCA® on QT prolongation (i.e. an abnormal lengthening of the heartbeat). Also required is a study assessing the safety and efficacy of BELBUCA® in pediatric patients and participation in a consortium with other holders of NDAs for long-acting opioids to assess and better understand the risk of abuse, misuse, addiction and overdose with opioids. Prescription sales of BELBUCA have significantly increased since promotion began.

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

On May 11, 2016, we announced the signing of a licensing agreement under which we granted the exclusive rights to develop and commercialize in the U.S. to Collegium. Under terms of the agreement, Collegium will be responsible for the manufacturing, distribution, marketing and sales of ONSOLIS® in the U.S. Both companies are collaborating on the ongoing transfer of manufacturing, which includes submission of a Prior Approval Supplement FDA. Upon approval of the Supplement, the NDA and manufacturing responsibility will be transferred to Collegium. Financial terms of our agreement with Collegium include a $2.5 million upfront non-refundable payment, a $4 million payment upon first commercial sale, $3 million payable to us related to ONSOLIS® patent milestone, up to $17 million in potential payments based on achievement of performance and sales milestones, and upper-teen percent royalties based on various annual U.S. net sales thresholds. Meda shares in the proceeds of our partnership with Collegium, and the completion of this transaction with Collegium required the execution of a definitive termination agreement between us and Meda embodying those significant milestone and royalty-sharing terms and certain other provisions. Meda continues to commercialize ONSOLIS® under the brand name BREAKYL™ in the E.U.

Efforts to extend our supply agreement with our ONSOLIS® manufacturer Aveva were unsuccessful and the agreement expired. However, we have secured an alternate supplier and are in the process of qualifying the supplier to manufacturer ONSOLIS® for the U.S. market. Based on our current estimates, we believe that we will submit the necessary documentation to FDA for qualification of the new manufacturer by the end of 2017.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

Product Sales. We recognized $8.1 million and $2.0 million in product sales during the three months ended September 30, 2017 and 2016, respectively. The increase is principally due to the reacquisition of BELBUCA® in January 2017.

Product Royalty Revenues. We recognized $1.4 million and $1.1 million in product royalty revenue during the three months ended September 30, 2017 and 2016, respectively. Of the aforementioned amounts, $0.9 million and $0.4 million, respectively, can be attributed to royalties on net sales of BREAKYL™ under our license agreement with Meda. We recognized $0.5 million and $0.4 million in PAINKYL™ royalty revenue in each of the respective three months ended September 30, 2017 and 2016, under our license agreement with TTY. For the three months ended September 30, 2016, we recognized $0.3 million from net sales of BELBUCA® under our license agreement with Endo. The revenue increase is principally due to higher BREAKYL™ royalty revenue during the three months ended September 30, 2017 as compared to September 30, 2016.

Research and Development Reimbursements. We recognized $0.5 million of reimbursable revenue during each of the three months ended September 30, 2017 and 2016, respectively, related to our license agreement with Collegium.

Contract Revenues. We recognized $1.2 million in contract revenue during the three months ended September 30, 2017 upon execution of our license agreement with Purdue. There was no such contract revenue during the corresponding three months of 2016.

Cost of Sales. We incurred $4.4 million and $2.3 million in cost of sales during the three months ended September 30, 2017 and 2016, respectively. Cost of sales during the three months ended September 30, 2017 was related primarily to BELBUCA® and BUNAVAIL®, which included $2.8 million of product cost, royalties paid and depreciation, and $0.7 million of fair value of the inventory purchased related to the BELBUCA® reacquisition. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC. Cost of sales during the three months ended September 30, 2017 also included $0.3 million and $0.2 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the three months ended September 30, 2016 was $1.6 million for BUNAVAIL®, which included product cost, royalties paid, lower of cost or market adjustment, and depreciation. Additionally, we incurred a total of $0.4 million in quarterly minimum payments and royalty payments to CDC. Cost of sales during the three months ended September 30, 2016 also included $0.2 million and $0.06 million related to BREAKYL™ and PAINKYL™, respectively.

Selling, General and Administrative Expenses. During the three months ended September 30, 2017 and 2016, general and administrative expenses totaled $14.9 million and $12.1 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA® and BUNAVAIL®, legal, accounting and management wages, and consulting and professional fees, travel costs, amortization and stock compensation expenses. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet.

During the three months ended September 30, 2017 and 2016, selling, general and administrative expenses included $3.7 million and $3.6 million of stock compensation expenses, respectively. This is primarily composed of restricted stock unit expense for our executive management and board of directors. The increase in current period expenses is principally attributed to BELBUCA commercial support. Also included in the three months ended September 30, 2017 is amortization expense of $1.1 million for the intangible related to the BELBUCA® reacquisition.

Interest expense. During the three months ended September 30, 2017, we had net interest expense of $1.9 million, consisting of $1.4 million of scheduled interest payments, $0.3 million of related amortization of discount and loan costs and $0.2 million of warrant interest expense, all related to the February 2017 CRG Term Loan Agreement. During the three months ended September 30, 2016, we had net interest expense of $0.8 million, consisting of $0.7 million of scheduled interest payments and $0.01 million of related amortization of discount, all related to the July 2013 secured loan facility from MidCap.

Derivative gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the three months ended September 30, 2017, we had no derivative gain or loss. For the corresponding period of 2016, our stock price increased by $0.34. This was the largest component of the Black-Scholes change. However, due to volatility, our derivative liability decreased, resulting in a $0.01 million derivative gain.

Comparison of the nine months ended September 30, 2017 and 2016

Product Sales. We recognized $23.8 million and $6.2 million in product sales during the nine months ended September 30, 2017 and 2016, respectively. The increase is principally due to the reacquisition of BELBUCA® in January 2017 and $1.7 million additional current year BUNAVAIL® revenue recorded as a result of changing to the sell-in method as of January 1, 2017.

Product Royalty Revenues. We recognized $3.7 million and $2.4 million in product royalty revenue during the nine months ended September 30, 2017 and 2016, respectively. Of the aforementioned amounts, $2.1 million and $1.3 million, respectively, can be attributed to royalty revenue from BREAKYL™ under our license agreement with Meda. We recognized $0.7 million and $0.3 million, respectively, in milestones related to our agreement with Endo during the nine months ended September 30, 2017 and 2016. We recognized $0.9 million in each of the nine months ended September 30, 2017 and 2016 in PAINKYL™ royalty revenue under our license agreement with TTY. The royalty revenue increase compared to the prior year is primarily from higher sales of BREAKYL™ during the nine months ended September 30, 2017.

Research and Development Reimbursements. We recognized $0.8 million and $0.5 million of reimbursable revenue during the nine months ended September 30, 2017 and 2016, respectively. Higher research and development reimbursements during the nine months ended September 30, 2017 can be attributed to reimbursements related to our license agreement with Collegium.

Contract Revenues. We recognized $21.2 million of contract revenue during the nine months ended September 30, 2017. Of the aforementioned amount, $20.0 million recognized in 2017 was received in November 2015 as part of the payment from Endo for the BELBUCA® NDA approval. This amount was deferred upon receipt because it was contingently refundable to Endo if a third party generic product was introduced in the U.S. during the patent extension period from 2020 to 2027. However, we entered into a Termination Agreement with Endo on December 7, 2016 which terminated the BELBUCA® license to Endo effective January 6, 2017 and such deferred revenue was recognized. We also recognized $1.2 million in contract revenue during the nine months ended September 30, 2017 related to our license agreement with Purdue. For the first nine months of 2016 we recognized $2.5 million in contract revenue upon execution of our license agreement with Collegium.

Cost of Sales. We incurred $14.3 million and $9.0 million in cost of sales during the nine months ended September 30, 2017 and 2016, respectively. Cost of sales during the nine months ended September 30, 2017 was $9.5 million for both BELBUCA® and BUNAVAIL®. Such product costs include manufacturing, royalties and depreciation and $2.8 million of fair value of the inventory purchased related to the BELBUCA® reacquisition. Additionally, we paid a total of $1.1 million in quarterly minimum and royalty payments to CDC. Cost of sales during the nine months ended September 30, 2017 also includes $0.7 million and $0.2 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the nine months ended September 30, 2016 was $5.3 million for BUNAVAIL®. Such product costs include manufacturing, royalties, lower of cost or market adjustment and depreciation. Additionally, we paid a total of $3.0 million in royalty payments to CDC and to Meda related to the aforementioned existing agreements. Cost of sales during the nine months ended September 30, 2016 also includes $0.5 million and $0.1 million related to BREAKYL™ and PAINKYL™, respectively.

Selling, General and Administrative Expenses. During the nine months ended September 30, 2017 and 2016, general and administrative expenses totaled $44.1 million and $37.7 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA® and BUNAVAIL®, management wages and stock-based compensation, legal, accounting and other professional fees, travel costs, and the amortization of our intangible assets including the license and distribution rights from the reacquisition of BELBUCA® as noted above. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet. The increase in selling, general and administrative expenses during 2017 can be primarily attributed to BELBUCA® commercial support and $3.4 million of amortization expense related to the BELBUCA® license and distribution rights intangible. No such amortization expense was incurred in the prior year.

During the nine months ended September 30, 2017 and 2016, selling, general and administrative expenses included $8.9 million and $9.5 million of stock compensation expenses, respectively. This is primarily composed of restricted stock unit expense for our executive management and board of directors.

Interest expense. During the nine months ended September 30, 2017, we had net interest expense of $6.7 million, consisting of $2.9 million of scheduled interest payments and $0.8 million of related amortization of discount and loan costs and $0.4 million of warrant interest expense all related to the February 2017 CRG Term Loan Agreement. In addition, we had remaining $0.9 million of scheduled interest payments and $1.4 million of related amortization of discount, loan costs and loan pay off and $0.2 million of warrant interest expense all related to the July 2013 secured loan facility from MidCap, which was paid off with the CRG term loan. During the nine months ended September 30, 2016, we had net interest expense of $2.5 million, consisting of $2.2 million of scheduled interest payments, $0.2 million of related amortization of discount and loan costs and $0.1 million in warrant interest expense, all related to the July 2013 secured loan facility from MidCap.

Derivative gain. Our derivative liability consists of free standing warrants measured at their fair market value, using the Black-Scholes model. During the nine months ended September 30, 2017, we sustained no derivative gain or loss. For the corresponding period last year, our stock price decreased by $2.09. This was the largest component of the Black-Scholes change. As a result, our derivative liability also decreased, resulting in a $0.04 million derivative gain.

Revenues

The following table summarizes net product sales for the three and nine month periods ended September 30 in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
BELBUCA®	$6,437	$—	$17,554	$—
% of net product sales	79%	0%	74%	0%
BUNAVAIL®	1,681	2,009	6,244	6,221
% of net product sales	21%	100%	26%	100%

Net product sales	$8,118	$2,009	$23,798	$6,221

Expenditures for Research and Development Programs

Our research and development expenditures for our approved products and product candidates as of September 30 are as follows in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative through September 30,
	2017	2016	2017	2016	2017
BELBUCA®	$ 126	$ 15	$ 732	$ 32	$ 764
BUNAVAIL®	702	1,337	2,474	4,070	7,650
ONSOLIS®	1,118	113	1,744	678	3,235
Buprenorphine Depot Injection	(6)	1,062	1,015	3,007	6,705
Clonidine Topical Gel*	46	1,873	280	5,999	6,826

*	Clonidine Topical Gel product candidate was discontinued in December 2016. Minimal expenses in 2017 consist of the winding down of the product candidate which includes allocated wages and compensation.

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

At September 30, 2017, we had cash and cash equivalents of approximately $19.7 million. We used $12.3 million of cash during the nine months ended September 30, 2017 and had stockholders’ equity of $18.9 million at September 30, 2017, versus stockholders’ deficit of $17.7 million at December 31, 2016. We have access to additional capital from the CRG loan of $15 million as well as equity markets if we choose or a combination of both that would provide sufficient capital to extend our runway through the end of 2018 and beyond. This assumes that we do not accelerate the development of other opportunities available to us, engage in an extraordinary transaction or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements.

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

As a result of our late filing of certain financing information related to our reacquisition of BELBUCA®, we are unable to utilize our universal shelf registration statement and associated at-the-market offering program until April 2018.

In addition, readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on us, our financial condition and our results of operations during 2017 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

If we are unable to attract additional funds on commercially acceptable terms, it may adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2017 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,726	$339	$706	$681	$—
Secured loan facility	45,161	—	11,290	30,108	3,763
Interest on secured loan facility	20,944	5,774	10,841	4,329	—
Minimum royalty expenses**	3,375	1,500	1,875	—	—

Total contractual cash obligations	$71,206	$7,613	$24,712	$35,118	$3,763

*	This amount represents obligations through the end of the calendar year ending December 31, 2017.
**	Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements.

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

Foreign currency exchange risk

We currently have and may in the future increased, clinical and commercial manufacturing agreements which are denominated in Euros, CAD or other foreign currencies. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar, Euro, CAD or other applicable currencies, or by weak economic conditions in Europe, Canada or elsewhere in the world. We are not currently engaged in any foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Related To ONSOLIS®

On November 2, 2010, MonoSol filed an action against us and our commercial partners for ONSOLIS® in the DNJ for alleged patent infringement and false marking. We were formally served in this matter on January 19, 2011. MonoSol claimed that our manufacturing process for ONSOLIS®, which has never been disclosed publicly and which we and our partners maintain as a trade secret, infringes on its ’588 Patent. Of note, the BEMA® technology itself was not at issue in the case, nor is BELBUCA® or BUNAVAIL®, but rather only the manner in which ONSOLIS®, which incorporates the BEMA® technology, is manufactured. Pursuant to its complaint, MonoSol was seeking an unspecified amount of damages, attorney’s fees and an injunction preventing future infringement of MonoSol’s patents.

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

In November 2011, the USPTO rejected all 191 claims of MonoSol’s ’588 Patent. On January 20, 2012, we filed requests for reexamination before the USPTO of MonoSol’s ’891 Patent and ’292 Patent, the two additional patents asserted by MonoSol, demonstrating that all claims of those two patents were anticipated by or obvious in light of prior art references, including prior art references not previously considered by the USPTO, and thus invalid. The USPTO granted the requests for reexamination with respect to MonoSol’s ’292 and ’891 Patents. In its initial office action in each, the USPTO rejected every claim in each patent.

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

On June 12, 2013, despite our previously noted success in the prior ex parte reexaminations for the ’292 and ’891 Patents, we filed requests for inter partes reviews (“IPRs”) on the narrowed yet reexamined patents, the ’292C1 and ’891C1 Patents, to challenge their validity and continue to strengthen our position. On November 13, 2013, the USPTO decided not to institute the two IPRs for the ’891 C1 and ’292 C1 Patents. The USPTO’s decision was purely on statutory grounds and based on a technicality (in that the IPRs were not filed within what the UPSTO determined to be the statutory period) rather than substantive grounds. Thus, even though the IPRs were not instituted, the USPTO decision preserves our right to raise the same arguments at a later time (e.g., during litigation). Regardless, our assertion that our products and technologies do not infringe the original ’292 and ’891 Patents and, now, the reexamined ’891 C1 and ’292 C1 Patents remains the same.

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

Litigation Related To BUNAVAIL®

RB and MonoSol

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and MonoSol (collectively, the “RB Plaintiffs”) filed an action against us relating to our BUNAVAIL® product in the United States District Court for the Eastern District of North Carolina for alleged patent infringement. BUNAVAIL® is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL®, which has never been disclosed publicly, infringes its ’832 Patent.

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

On September 20, 2014, based upon our position and belief that our BUNAVAIL® product does not infringe any patents owned by the RB Plaintiffs, we proactively filed a declaratory judgment action in EDNC, requesting the Court to make a determination that our BUNAVAIL® product does not infringe the RB Plaintiffs’ ’832 Patent, ’080 Patent and ’378 Patent. With the declaratory judgment, there is an automatic stay in proceedings. The RB Plaintiffs may request that the stay be lifted, but they have the burden of showing that the stay should be lifted. For the ‘832 Patent, the January 15, 2014 IPR was instituted and in June 2015, all challenged claims were rejected for both anticipation and obviousness. In August 2015, the RB Plaintiffs filed an appeal to the Federal Circuit. The Federal Circuit affirmed the USPTO’s decision, and the RB Plaintiffs then filed a Petition for Panel Rehearing and for Rehearing En Banc, which was denied. A mandate issued on October 25, 2016, pursuant to Rule 41(a) of the Federal Rules of Appellate Procedure, meaning that a petition for certiorari to the Supreme Court is no longer possible for the RB Plaintiffs. The ’832 IPR was finally resolved with the invalidation of claims 15-19. For the ’080 Patent, all claims have been rejected in an inter partes reexamination and the rejection of all claims as invalid over the prior art has been affirmed on appeal by the PTAB in a decision dated March 27, 2015. In May 2015, the RB Plaintiffs filed a response after the decision to which we filed comments. In December 2015, the PTAB denied MonoSol’s request to reopen prosecution, but provided MonoSol an opportunity to file a corrected response. MonoSol filed the request in December 2015 and we subsequently filed comments on December 23, 2015. The PTAB issued a communication on July 7, 2016 denying MonoSol’s request to reopen prosecution of the rejections of all claims over the prior art. On January 31, 2017, the PTAB issued a final decision maintaining an additional new ground of rejection in addition to the previous grounds of invalidity. As such, all claims remain finally rejected on multiple grounds. MonoSol failed to appeal the final decision and all claims were cancelled in a reexamination certificate issued May 9, 2017.

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

On September 22, 2014, the RB Plaintiffs filed an action against us (and our commercial partner) relating to our BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its ’167 Patent. As with prior actions by the RB Plaintiffs, we believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL®. We strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On December 12, 2014, we filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against our commercial partner. The Court issued an opinion on July 21, 2015 granting our motion to transfer the venue to the ENDC but denying our motion to dismiss the case against our commercial partner as moot. We have also filed a Joint Motion to Stay the case in North Carolina at the end of April 2016, which was granted by the court on May 5, 2016. Thus, the case is now stayed until a final resolution of the ’167 Patent IPRs in the USPTO. We will continue to vigorously defend this case in the EDNC.

In a related matter, on October 28, 2014, we filed multiple IPR requests on the ’167 Patent demonstrating that certain claims of such patent were anticipated by or obvious in light of prior art references, including prior art references not previously considered by the USPTO, and thus, invalid. The USPTO instituted three of the four IPR requests and we filed a request for rehearing for the non-instituted IPR. The final decisions finding all claims patentable were issued in March 2016 and we filed a Request for Reconsideration in the USPTO in April 2016, which was denied in September 2016 and appealed to Court of Appeals for the Federal Circuit in November 2016. The appeal is currently proceeding in the Federal Circuit with final briefing completed August 7, 2017 and oral argument pending. Regardless of the outcome of the appeal, we believe that BUNAVAIL® will be found not to infringe the claims of the ’167 patent.

On January 22, 2014, MonoSol filed a Petition for IPR on the ’019 Patent. The Petition asserted that the claims of the ’019 Patent are alleged to be unpatentable over certain prior art references. The IPR was instituted on August 6, 2014. An oral hearing was held in April 2015 and a decision upholding all seven claims was issued August 5, 2015. In September 2015, MonoSol requested that the PTAB rehear the IPR. On December 19, 2016, the PTAB issued a final decision denying MonoSol’s request for rehearing. MonoSol did not file a notice of appeal to the Federal Circuit by February 20, 2017, therefore, PTAB’s decision upholding all claims of our ’019 Patent will be final and unappealable.

On January 13, 2017, MonoSol filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ’167 patent. In lieu of answering the complaint, we filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. Briefing on the motions was completed on June 21, 2017. On July 25, 2017, the Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. This case has been transferred to Delaware District Court. We strongly refute as without merit MonoSol’s assertion of patent infringement and will vigorously defend the lawsuit.

Litigations related to BUNAVAIL®

Teva Pharmaceuticals (formerly Actavis)

On February 8, 2016, we received a notice relating to a Paragraph IV certification from Actavis seeking to find invalid the BUNAVAIL® Patents relating specifically to BUNAVAIL®. The Paragraph IV certification relates to the ANDA filed by Actavis with the FDA for a generic formulation of BUNAVAIL®. The BUNAVAIL® Patents subject to Actavis’ certification are the ’019 Patent, the ’866 Patent and the ’177 Patent. Under the Food Drug and Cosmetic Act, as amended by the Hatch-Waxman Amendments, after receipt of a valid Paragraph IV notice, we may, and in this case did, bring a patent infringement suit in federal district court against Actavis within 45 days from the date of receipt of the certification notice. On March 18, 2016, we filed a complaint in Delaware against Actavis, thus we are entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference BUNAVAIL®. The 30 month stay is expected to preempt any final approval by the FDA on Actavis’ ANDA until at least August of 2018.

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

We believe that Actavis is unlikely to prevail on its claims that the ’019, ’866, and ’177 Patents are invalid, and, as we have done in the past, intend to vigorously defend our intellectual property. Each of the three patents carries the presumption of validity, and the ’019 Patent has already been the subject of an unrelated IPR before the USPTO under which we prevailed, and all claims of the ’019 Patent survived. IPR petitioner MonoSol’s request for rehearing of the final IPR decision regarding the ’019 Patent was denied by the USPTO on December 19, 2016. MonoSol did not appeal and the decision is final.

On December 20, 2016, the USPTO issued ’188 Patent, and this patent was properly listed in the Orange Book as covering the BUNAVAIL® product. On February 23, 2017, Actavis sent a Paragraph IV certification adding the ’188 Patent to its ANDA. We amended the complaint to add the ’188 Patent to the current litigation.

On January 31, 2017, we received a notice relating to a Paragraph IV certification from Teva relating to Teva’s ANDA on additional strengths of BUNAVAIL®. Teva’s parent company, Teva Pharmaceuticals Ltd., recently acquired Actavis through an acquisition. On March 16, 2017, we brought suit against Teva and its parent company on these additional strengths within 45 days from the receipt of the notice in Delaware. As in the original case brought by Actavis, we are again entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference the additional strengths of BUNAVAIL®. The 30 month stay is expected to extend until at least August of 2019. On June 20, 2017, the Court entered orders staying both BUNAVAIL® suits at the request of the parties.

On May 23, 2017, the USPTO issued U.S. Patent 9,655,843 (the “’843 Patent”), and this patent was properly listed in the Orange Book as covering the BUNAVAIL® product.

On October 12, 2017, we announced that we had entered into a settlement agreement with Teva that resolved our BUNAVAIL® patent litigation against Teva pending in the U.S. District Court for the District of Delaware. As part of the Settlement Agreement, which is subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice, we have entered into a non-exclusive license agreement with Teva that permits Teva to first begin selling its generic version of BUNAVAIL® in the U.S. on July 23, 2028 or earlier under certain circumstances. Other terms of the agreement are confidential.

Litigations related to BELBUCA®

We received notices regarding Paragraph IV certifications from Teva on November 8, 2016, November 10, 2016, and December 22, 2016, seeking to find invalid the BELBUCA® Patents relating specifically to BELBUCA®. The Paragraph IV certifications relate to three ANDAs filed by Teva with the FDA for a generic formulation of BELBUCA®. The Patents subject to Teva’s certification are the ’019 Patent and the ’866 Patent. Under the Hatch-Waxman Amendments, after receipt of a valid Paragraph

IV notice, we may, and in this case did, bring a patent infringement suit in federal district court against Teva within 45 days from the date of receipt of the certification notice. We filed complaints in Delaware against Teva on December 22, 2016 and February 3, 2017, thus we are entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference BELBUCA®. The 30 month stay is expected to preempt any final approval by the FDA on Teva’s ANDA Nos. 209704 and 209772 until at least May of 2019 and for Teva’s ANDA No. 209807 until at least June of 2019.

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

On May 23, 2017, the USPTO issued U.S. Patent 9,655,843 (the “’843 Patent”), and this patent was properly listed in the Orange Book as covering the BELBUCA® product.

A five (5) day bench trial is currently scheduled to begin on November 19, 2018.

On August 28, 2017, the Court entered orders staying both BELBUCA® suits at the request of the parties. On October 18, 2017, the Court entered orders continuing the stay in both BELBUCA® suits at the request of the parties.

Item 1A.	Risk Factors.

The following risk factor is provided regarding our President and Chief Executive Officer’s planned retirement in January 2018.

We depend upon key personnel who may terminate their employment with us at any time. Moreover, our current President and Chief Executive Officer is retiring as of January 2018, and we may be unable to fill that key position with a qualified candidate, which could adversely impact our company.

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

In particular, Dr. Sirgo is retiring as our President and Chief Executive Officer in January 2018. We are currently conducting a search for a successor to Dr. Sirgo. Recruiting qualified candidates for such senior executive positions within the specialty pharmaceutical industry is challenging, and we may be unsuccessful in filling that key position with a qualified candidate, or even if we do fill that position, that such candidate will perform according to our expectations. In addition, during the transition to a new President and Chief Executive Officer, we may encounter challenges in our operations which could impact our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

10.1	License Agreement dated July 12, 2017 by and between the Company, Arius and Purdue Pharma (+)

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302 (*)

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302 (*)

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

+	Confidential treatment is being requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: November 9, 2017
	By:	/s/ Mark A. Sirgo
Mark A. Sirgo, President, Chief Executive Officer and Vice Chairman (Principal Executive Officer)
Date: November 9, 2017

	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio, Secretary, Treasurer and Chief Financial Officer (Principal Accounting Officer)

S-1