Form 10-Q/A
period 2017-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2018-03-30
CIK 1103021

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (the “Form 10-Q”) originally filed by BioDelivery Sciences International, Inc. (the “Company”) with the Securities and Exchange Commission on November 9, 2017.

The sole purpose of this Form 10-Q/A is to file as a replacement exhibit to the Form 10-Q an updated redacted version of the License Agreement dated July 12, 2017 (the “License Agreement”) by and among the Company and the Company’s wholly-owned subsidiary, on the one hand, and Purdue Pharma, on the other hand. The remainder of the Form 10-Q remains unchanged.

Item 6. Exhibits.

Exhibit No.	Description

10.1	License Agreement dated July 12, 2017 by and between the Company, Arius and Purdue Pharma (+)

*	Confidential treatment is requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Dated: March 30, 2018	By:	/s/ Ernest R. De Paolantonio
Name: Ernest R. De Paolantonio
Title: Chief Financial Officer, Treasurer and Secretary