Form 10-Q
period 2018-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2018-08-09
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, there were 59,574,666 shares of company Common Stock issued and 59,559,175 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$55,724	$21,195
Accounts receivable, net	9,410	8,852
Inventory, net	6,168	6,091
Prepaid expenses and other current assets	2,156	3,610

Total current assets	73,458	39,748

Property and equipment, net	3,366	3,778
Goodwill	2,715	2,715
BELBUCA® license and distribution rights, net	38,250	40,500
Other intangible assets, net	1,032	1,360

Total assets	$118,821	$88,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,228	$26,149

Total current liabilities	23,228	26,149

Notes payable, net	49,394	47,660
Other long-term liabilities	5,462	5,415

Total liabilities	78,084	79,224

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock. $.001 par value, 2,093,155 shares outstanding at both June 30, 2018 and December 31, 2017, respectively; Series B Non-Voting Convertible Preferred Stock, $.001 par value, 5,000 and 0 shares outstanding at June 30, 2018 and December 31, 2017, respectively;	2	2
Common Stock, $.001 par value; 75,000,000 shares authorized; 59,459,446 and 55,904,072 shares issued; 59,443,955 and 55,888,581 shares outstanding at June 30, 2018 and December 31, 2017, respectively	59	56
Additional paid-in capital	366,123	313,922
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(325,400)	(305,056)

Total stockholders’ equity	40,737	8,877

Total liabilities and stockholders’ equity	$118,821	$88,101

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales	$10,766	$7,886	$20,604	$15,680
Product royalty revenues	1,386	613	1,826	2,273
Research and development reimbursements	—	245	—	267
Contract revenues	23	—	1,026	20,000

Total Revenues:	12,175	8,744	23,456	38,220

Cost of sales	4,566	4,171	7,981	9,816

Expenses:
Research and development	854	1,590	3,338	4,260
Selling, general and administrative	14,021	15,970	27,526	29,227

Total Expenses:	14,875	17,560	30,864	33,487

Loss from operations	(7,266)	(12,987)	(15,389)	(5,083)
Interest expense	(2,525)	(1,878)	(5,030)	(4,764)
Other expense, net	1	(14)	(6)	(15)
Bargain purchase gain	—	—	—	27,336

(Loss) income before income taxes	$(9,790)	$(14,879)	$(20,425)	$17,474
Income tax benefit (expense)	20	—	(54)	15,972

Net (loss) income attributable to common stockholders	$(9,770)	$(14,879)	$(20,479)	$33,446

Basic
Basic (loss) income per share:	$(0.16)	$(0.27)	$(0.35)	$0.61

Weighted average common stock shares outstanding:	59,400,317	55,388,774	58,735,351	54,949,901

Diluted
Diluted (loss) income per share:	$(0.16)	$(0.27)	$(0.35)	$0.60

Diluted weighted average common stock shares outstanding:	59,400,317	55,388,774	58,735,351	55,836,769

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2018	2,093,155	$2	—	$—	55,904,072	$56	$313,922	$(47)	$(305,056)	$8,877

Stock-based compensation	—	—	—	—	—	—	4,004	—	—	4,004
Stock option exercises	—	—	—	—	169,016	—	306	—	—	306
Restricted stock awards	—	—	—	—	1,266,433	1	(1)	—	—	—
Common stock issuance upon retirement	—	—	—	—	2,119,925	2	(2)	—	—	—
Series B issuance, net of issuance costs	—	—	5,000	—	—	—	47,894	—	—	47,894
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	(20,479)	(20,479)

Balances, June 30, 2018	2,093,155	$2	5,000	$—	59,459,446	$59	$366,123	$(47)	$(325,400)	$40,737

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net (loss) income	$(20,479)	$33,446
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Depreciation and amortization	456	226
Impairment loss on equipment	78	—
Accretion of debt discount and loan costs	1,782	1,491
Amortization of intangible assets	2,578	2,735
Provision for inventory obsolescence	412	21
Stock-based compensation expense	4,004	6,000
Deferred income taxes	—	(15,972)
Bargain purchase gain	—	(27,336)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(423)	(2,458)
Inventories	(489)	2,639
Prepaid expenses and other assets	1,454	1,034
Accounts payable and accrued liabilities	(1,118)	3,179
Deferred revenue	—	(21,716)

Net cash flows used in operating activities	(11,745)	(16,711)

Investing activities:
BELBUCA® acquisition	(1,951)	—
Purchase of equipment	(122)	(2)

Net cash flows used in investing activities	(2,073)	(2)

Financing activities:
Proceeds from issuance of Series B preferred stock	50,000	—
Equity finance costs	(1,509)	—
Proceeds from notes payable	—	45,000
Proceeds from exercise of stock options	306	—
Payment on note payable	—	(30,000)
Payment of deferred financing fees	(450)	(2,798)

Net cash flows provided by financing activities	48,347	12,202

Net change in cash and cash equivalents	34,529	(4,511)
Cash and cash equivalents at beginning of period	21,195	32,019

Cash and cash equivalents at end of period	$55,724	$27,508

Cash paid for interest	$3,249	$2,373

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

(U.S. DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

Non-cash Operating, Financing and Investing Activities:

The Company recorded the fair value of an accumulated total of 2,119,925 shares of common stock issued to officers who retired from the Company during the six months ended June 30, 2018 totaling approximately $5.3 million to expense in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Company recorded $0.6 million of accrued financing expenses related to the Series B Non-Voting Convertible offering during the six months ended June 30, 2018. Such expense is recorded as accounts payable and accrued liabilities in the condensed consolidated balance sheet.

The Company recorded the fair value of the bargain purchase price of the BELBUCA® acquisition totaling $27.3 million to income during the six months ended June 30, 2017 in accordance with GAAP.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2017. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of results for the full year or any other future periods.

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

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. The Company reserved $0.7 million and $0.2 million for inventory obsolescence as of June 30, 2018 and December 31, 2017, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1. Organization, basis of presentation and summary of significant policies (continued):

Revenue recognition

Product sales

As discussed further below in Note 2, effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) and began recognizing revenue under the new accounting guidance on that date. Under the new accounting guidance, the Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations. Generally, there is no post-shipment obligations on product sold.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales contracts have a single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s performance obligations are satisfied at a point in time. The multiple performance obligations are not allocated based off of the obligations but based off of standard selling price.

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

Reclassification

Certain amounts were reclassified between Provision for inventory obsolescence, Accounts receivable, Inventories and Accounts payable and accrued expenses in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 to conform to current year presentation. These reclassifications had no effect on the previously reported net cash flows from operations, activities or net losses.

Recent accounting pronouncements-issued, not yet adopted

ASU 2016-02, issued on February 25, 2016, is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.

However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases (i.e., operating and capital leases) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The new standard requires a modified-retrospective approach to adoption and is effective for interim and annual periods beginning on January 1, 2019 but may be adopted earlier. The Company expects to adopt this standard beginning in 2019. The Company does not expect that this standard will have a material impact on its consolidated statements of operations, but the Company does expect that upon adoption, this standard will impact the carrying value of its assets and liabilities on its consolidated balance sheets as a result of the requirement to record

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

1. Organization, basis of presentation and summary of significant policies (continued):

right-of-use assets and corresponding lease obligations for current operating leases. In addition, the standard will require that the Company update its systems, processes and controls it uses to track, record and account for its lease portfolio.

ASU 2018-07, issued in June 2018, expands the scope of Topic 718, “Compensation – Stock Compensation”, to include share-based payment transactions for acquiring goods and services from nonemployees. The objective of the ASU is to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity by simplifying several aspects of existing guidance. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing the impact of adopting this ASU on its condensed consolidated financial statements.

2. Revenue from contracts with customers:

Effective January 1, 2018, the Company adopted Topic 606. The Company elected to apply the standard using the modified retrospective method beginning January 1, 2018. The Company applied this guidance only to those contracts that were not completed at the date of adoption. As a result of adoption, the cumulative impact to the Company’s retained earnings at January 1, 2018 was $0.135 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard on its existing contracts to be immaterial to the Company’s net income on an ongoing basis, however additional disclosures have been added in accordance with the ASU.

The Company does not anticipate any significant changes in the timing or amount of revenue recognized for the Company’s product sales and related gross-to-net adjustments under Topic 606. The Company’s net product sales continue to be recognized when delivery has occurred, and its gross-to-net adjustments are estimated and recorded in the accounting period related to when sales occur in the manner fundamentally consistent with the Company’s prior accounting methodology.

Under the new standard, timing for recognition of certain contract revenue may be accelerated such that a portion of revenue will be estimated and recognized in revenue earlier than the previous accounting standards. During the six months ended June 30, 2018, the Company recorded financing revenue for two milestones that are not due until 2020 and 2023, respectively.

The main types of revenue contracts are:

•

Product sales-Product sales amounts relate to sales of BELBUCA® and BUNAVAIL®. These sales are recognized as revenue when control is transferred to the wholesaler in an amount that reflects the consideration expected to be received.

•

Product royalty revenues-Product royalty revenue amounts are based on sales revenue of BELBUCA® under the Company’s license agreement with Purdue Pharma, the PAINKYL™ product under the Company’s license agreement with TTY and the BREAKYL™ product under the Company’s license agreement with Meda. Product royalty revenues are recognized when control of the product is transferred to the license partner in an amount that reflects the consideration expected to be received. Supplemental sales-based product royalty revenue may also be earned upon the subsequent sale of the product at agreed upon contractual rates.

•	Contract revenue-Contract revenue amounts are related to milestone payments under the Company’s license agreements with its partners including any associated financing component.

The impact of adoption of Topic 606 on the Company’s condensed consolidated balance sheet as of June 30, 2018 follows (in thousands):

	Condensed Consolidated Balance Sheet
	June 30, 2018
	As reported	Balances without adoption of Topic 606	Effect of Adoption
Accounts receivable, net	$9,410	$9,062	$348
Accumulated deficit	$(325,400)	$(325,748)	$348

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

2. Revenue from contracts with customers (continued):

The impact of adoption of Topic 606 on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2018 follows (in thousands):

	Condensed Consolidated Statement of Operations Three months ended June 30, 2018			Condensed Consolidated Statement of Operations Six months ended June 30, 2018
	As reported	Balances without adoption of Topic 606	Effect of Adoption	As reported	Balances without adoption of Topic 606	Effect of Adoption
Product sales	$10,766	$10,766	$—	$20,604	$20,604	$—
Product royalty revenues	1,386	1,386	—	1,826	1,826	—
Contract revenues	23	—	23	1,026	813	213

Total revenues	$12,175	$12,152	$23	$23,456	$23,243	$213

Net loss attributable to common stockholders	$(9,770)	$(9,793)	$23	$(20,479)	$(20,692)	$213

The beginning and ending balances of the Company’s accounts receivables with customers from contracts during the periods presented is as follows (in thousands):

	Balance at January 1, 2018	Six months ended June 30, 2018	Balance at June 30, 2018
Accounts receivable with customers	$8,987	$423	$9,410

3. Liquidity and management’s plans:

At June 30, 2018, the Company had cash of approximately $55.7 million. The Company used $11.7 million of cash in operations during the six months ended June 30, 2018 and had stockholders’ equity of $40.7 million, versus stockholders’ equity of $8.9 million at December 31, 2017. The Company expects that it has sufficient cash to manage the business as currently planned into the second quarter of 2020 which would provide sufficient capital necessary to support the continued commercialization of BELBUCA® and BUNAVAIL®.

On May 17, 2018, the Company executed agreements relating to the Company’s registered direct offering, issuance and sale of an aggregate of 5,000 shares of the Company’s newly designated Series B Non-Voting Convertible Preferred Stock. On May 21, 2018, the Company closed the offering, which yielded net proceeds of $47.9 million to the Company.

The Company’s cash on hand estimation assumes the availability of the foregoing capital sources and further assumes that the Company does not otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements from time to time. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all, which could leave the Company without adequate capital resources.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

4. Inventory:

The following table represents the components of inventory as of:

	June 30, 2018	December 31, 2017
Raw materials & supplies	$713	$1,338
Work-in-process	3,100	3,135
Finished goods	3,010	1,861
Obsolescence reserve	(655)	(243)

Total inventories	$6,168	$6,091

5. Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	June 30, 2018	December 31, 2017
Accounts payable	$10,056	$12,236
Accrued rebates	7,056	5,648
Accrued compensation and benefits	1,757	3,472
Accrued acquisition costs	1,412	2,311
Accrued returns	1,293	915
Accrued royalties	503	488
Accrued clinical trial costs	317	234
Accrued legal	227	216
Accrued other	607	629

Total accounts payable and accrued liabilities	$23,228	$26,149

6. Property and equipment:

Property and equipment, summarized by major category, consist of the following as of:

	June 30, 2018	December 31, 2017
Machinery & equipment	$5,623	$5,428
Computer equipment & software	413	399
Office furniture & equipment	169	169
Leasehold improvements	44	44
Idle equipment	679	766

Total	6,928	6,806

Less accumulated depreciation and amortization	(3,562)	(3,028)

Total property and equipment, net	$3,366	$3,778

Depreciation and amortization expense for the six-month periods ended June 30, 2018 and June 30, 2017, was approximately $0.5 million and $3.0 million, respectively. Depreciation expense for the three-month periods ended June 30, 2018 and June 30, 2017, was approximately $0.2 million and $1.5 million, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

7. License agreements and acquired product rights:

Purdue license and supply agreement:

On July 12, 2017, the Company, along with Purdue Pharma, an Ontario limited partnership (“Purdue”), announced that they had executed an exclusive agreement granting to Purdue the licensing, distribution, marketing and sale rights related to BELBUCA® in Canada. Financial terms of the Purdue agreement include: (i) total upfront and other cash milestone payments (ii) a low double digit percent royalty payable quarterly by Purdue to the Company based on Canadian net sales of BELBUCA® (iii) an annual royalty fee commencing a period of time after the commercial launch of BELBUCA® in Canada, which fee is creditable against royalties payable by Purdue and subject to reduction in certain circumstances; and (iv) payment by Purdue of certain costs incurred to obtain and transfer the marketing authorization for BELBUCA® in Canada.

On January 30, 2018, the Company and Purdue announced that BELBUCA® was now commercially available in Canada. The first commercial sale of BELBUCA® in Canada triggered a milestone payment to the Company from Purdue in the amount of CAD 1 million (US $0.8 million), which the Company received and recognized as revenue in March 2018.

TTY license and supply agreement

The Company has a license and supply agreement with TTY Biopharm Co., Ltd. (“TTY”) for the exclusive rights to develop and commercialize BEMA® Fentanyl in the Republic of China, Taiwan.

During the six months ended June 30, 2018 and 2017, the Company received cumulative payments of $0.9 million and $0.4 million, respectively, from TTY, which related to royalties based on product purchased in Taiwan by TTY of PAINKYL™ which is recorded in the accompanying condensed consolidated statement of operations.

8. Notes payable:

On February 21, 2017 (the “Closing Date”), the Company entered into a term loan agreement (the “Term Loan Agreement”) with CRG, as administrative agent and collateral agent, and the lenders named in the Term Loan Agreement (the “Lenders”).

Pursuant to the Term Loan Agreement, the Company borrowed $45.0 million from the Lenders as of the Closing Date, and on December 26, 2017 borrowed an additional $15.0 million (the “Second Draw”) that was contingently available upon achievement of certain conditions. The Company may borrow up to an additional $15.0 million (the “Third Draw”) conditional upon satisfying both (a) certain minimum net revenue thresholds on or before June 30, 2018 or September 30, 2018 and (b) a certain minimum market capitalization threshold for a period of time prior to the funding of the Third Draw.

The original Term Loan Agreement had a six-year term with three years of interest-only payments. On May 16, 2018, the Company entered into an amendment to its Term Loan Agreement with CRG. Pursuant to the amendment: (i) the interest only period of the Loan Agreement was extended by one year, and certain milestones previously required for the extended interest only period have been removed; (ii) the “PIK” period (under which a portion of the interest accrued under the Loan Agreement can be deferred to maturity) will also be extended for a year; (iii) amortization of the loan principal can be deferred until maturity (making the payment of the loan a “balloon” payment) if the Company achieves and maintains a market capitalization of $200 million prior to the conclusion of the interest only period (provided that if the Company achieves, and thereafter falls below a $200 million market capitalization, amortization of the loan principal will resume); and (iv) certain Company revenue targets, the failure of which would create an event of default under the loan, have been recalculated. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 12.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. On each borrowing date (including the Closing Date), the Company is required to pay CRG a financing fee based on the loan drawn on that date. The Company is also required to pay the Lenders a final payment fee equivalent to 9% of the original loan amount upon repayment of the loans in full, in addition to prepayment amounts described below.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

8. Notes payable (continued):

The following table represents future maturities of the notes payable obligation as of June 30, 2018:

Years ending December 31, 2018	$—
2019	—
2020	—
2021	30,347
2022	30,347

Total maturities	$60,694
Unamortized discount and loan costs	(11,300)

Total notes payable obligation	$49,394

9. Net sales by product:

The Company’s business is classified as a single reportable segment.

However, the following table presents net sales by product:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
BELBUCA®	$9,746	$6,563	$17,770	$11,117
BUNAVAIL®	1,020	1,323	2,834	4,563

Net product sales	$10,766	$7,886	$20,604	$15,680

10. Stockholders’ equity:

Stock-based compensation

During the six months ended June 30, 2018, a total of 1,643,296 options to purchase Common Stock, with an aggregate fair market value of approximately $2.4 million, were granted to Company employees. Options granted to employees have a term of 10 years from the grant date and vest ratably over a three-year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.

The Company’s stock-based compensation expense is allocated between research and development and selling, general and administrative as follows:

	Three months ended,		Six months ended,
Stock-based compensation expense	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Research and Development	$0.03	$0.4	$1.1	$0.8
Selling, General and Administrative	$1.1	$2.5	$2.9	$5.2

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

10. Stockholders’ equity (continued):

The key assumptions used in determining the fair value of options granted during the six months ended June 30, 2018 follows:

Expected price volatility	60.34%-68.77%
Risk-free interest rate	2.05%-2.82%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the six months ended June 30, 2018 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2018	2,712,954	$3.68	$1,190

Granted in 2018:
Officers and Directors	800,000	2.18
Employees	843,296	2.40
Exercised	(196,541)	1.99
Forfeitures	(327,428)	3.57

Outstanding at June 30, 2018	3,832,281	$3.18	$1,920

As of June 30, 2018, options exercisable totaled 1,767,831. There was approximately $5.2 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2021.

Restricted stock units

During the six months ended June 30, 2018, 1,410,611 RSUs were granted to the Company’s executive officers, employees and directors, with a fair market value of approximately $3.1 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended (the “EIP”).

RSU grants are either time-based or performance-based, all of which generally vest over a three-year period. Performance-based RSUs vest if specified predetermined net revenue and operating income goals are achieved. Actual performance relative to the predetermined performance measures are evaluated independently at the end of each fiscal year and the number of awards that will vest will be based upon the percentage of the individual performance measure achieved relative to the predetermined target. This allows for partial vesting relative to separate performance measures.

Restricted stock activity during the six months ended June 30, 2018 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2018	4,706,895	$5.20
Granted:
Executive officers	1,038,434	2.23
Directors	55,000	1.95
Employees	317,177	2.10
Vested	(1,266,433)	2.38
Forfeitures	(319,691)	2.48
Conversions	(2,119,925)	2.72

Outstanding at June 30, 2018	2,411,457	$8.02

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

10. Stockholders’ equity (continued):

Series B Preferred Stock Financing

On May 17, 2018, the Company entered into a placement agency agreement with William Blair & Company, L.L.C., as placement agent, relating to the Company’s registered direct offering, issuance and sale of an aggregate of 5,000 shares of the Company’s authorized preferred stock that the Board of Directors of the Company has designated as Series B Non-Voting Convertible Preferred Stock, par value $.001 per share (the “Series B Preferred Stock”). All of the shares were sold by the Company. The placement agency agreement contains customary representations, warranties and covenants of the Company and the Placement Agent. The closing of the offering was completed on May 21, 2018. The shares sold in the offering were issued pursuant to a shelf registration statement, as amended, that the Company filed with the SEC, which became effective on July 13, 2015.

Each share of Series B Preferred Stock is convertible into a number of shares of the Company’s common stock, par value $.001 per share determined by dividing $10,000 by a conversion price of $1.80 per share (subject to adjustment for stock splits and stock dividends as provided in the Certificate of Designation) at any time following stockholder approval, which occurred at the annual shareholder meeting on August 2, 2018. As of the closing, the aggregate outstanding shares of Series B Preferred Stock will be convertible (upon stockholder approval) into an aggregate 27,777,778 shares of Common Stock. The Series B Preferred Stock does not contain any price-based anti-dilution protection. The Series B Preferred Stock is convertible at any time after stockholder approval at the option of the holder, except that a holder will be prohibited from converting shares of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of Common Stock then issued and outstanding, which percentage may be increased or decreased on sixty-one (61) days’ notice from the holder of Series B Preferred Stock to the Company provided that, until stockholder approval, such beneficial ownership limitation may only be increased to up to 19.99% of the total number of shares of Common Stock then issued and outstanding.

Within ten (10) days following the date of stockholder approval, the Company has the right to deliver a notice to the holders of the Series B Preferred Stock to require conversion of the Series B Preferred Stock into Common Stock, provided that certain conditions with respect to the Common Stock are satisfied. Such forced conversion shall be subject to a holder’s beneficial ownership limitation of 9.98% of the total number of shares of Common Stock then issued and outstanding. Following an initial forced conversion of the Series B Preferred Stock, every ninety (90) days thereafter, the Company has the right to require the forced conversion of the still outstanding shares of Series B Preferred Stock up to the beneficial ownership limitation of 9.98% of the total number of shares of Common Stock then issued and outstanding.

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

Expected term of warrants granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. A cumulative total of 2,136,020 shares underlying warrants to purchase Common Stock are outstanding as of June 30, 2018 with a weighted average exercise price of $2.60 per share.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

11. Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Net (loss) income	$(9,770)	$(14,879)	$(20,479)	$33,446
Weighted average common shares outstanding	59,400,317	55,388,774	58,735,351	54,949,901

Basic (loss) income per common share	$(0.16)	$(0.27)	$(0.35)	$0.61

Diluted:
Effect of dilutive securities:
Net (loss) income	$(9,770)	$(14,879)	$(20,479)	$33,446

Weighted average common shares outstanding	59,400,317	55,388,774	58,735,351	54,949,901
Effect of dilutive options and warrants	—	—	—	886,868

Diluted weighted average common shares outstanding	59,400,317	55,388,774	58,735,351	55,836,769

Diluted (loss) income per common share	$(0.16)	$(0.27)	$(0.35)	$0.60

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. In addition to the weighted average shares of Common Stock outstanding, common equivalent shares from stock options, RSUs, warrants and preferred shares using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the three months ended June 30, 2018 and 2017, outstanding stock options, RSUs, warrants and preferred shares of 23,849,633 and 10,037,017, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. During the six months ended June 30, 2018 and 2017, outstanding stock options, RSUs, warrants and preferred shares of 17,334,492 and 7,747,726, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. Included in the three and six months ended June 30, 2018 are the Series B shares as converted to common stock.

12. Commitments and contingencies:

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

Indivior (formerly RB Pharmaceuticals Ltd.) and Aquestive Therapeutics (formerly MonoSol Rx)

Litigation related to BUNAVAIL®

On September 22, 2014, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and Aquestive Therapeutics, Inc. (“Aquestive”) (collectively, the “RB Plaintiffs”) the RB Plaintiffs filed an action against the Company (and the Company’s commercial partner) relating to the Company’s BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (the “‘167 Patent”). The Company believes this is an anticompetitive attempt by the RB Plaintiffs to distract the Company’s efforts from commercializing BUNAVAIL®. On December 12, 2014, the Company filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against its commercial partner. The Court issued an opinion on July 21, 2015 granting the Company’s motion to transfer the venue to the United States District for the Eastern District of North Carolina (“EDNC”) but denying the Company’s motion to dismiss the case against the Company’s commercial partner as moot. The Company has also filed a Joint Motion to Stay the case in the EDNC at the end of April 2016, which was granted by the court on May 5, 2016. Thus, the case is now stayed until a final resolution of the ‘167 Patent inter partes review (“IPR”) in the United States Patent and Trademark Office (“USPTO”).

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

12. Commitments and contingencies (continued):

In a related matter, on October 28, 2014, the Company filed multiple IPR petitions on certain claims of the ‘167 Patent. The USPTO instituted three of the four IPR petitions. The PTAB upheld the claims and denied collateral estoppel applied to the PTAB decisions in March 2016. The Company appealed to Court of Appeals for the Federal Circuit. The USPTO intervened with respect to whether collateral estoppel applied to the PTAB. The Federal Circuit did not issue an affirmance without opinion after the February 7, 2018 oral argument. On June 19, 2018, the Company filed a motion to remand the case for further consideration by the PTAB in view of intervening authority. On July 31, 2018, the Federal Circuit vacated the decisions, and remanded the ‘167 Patent IPRs for further consideration on the merits.

Litigation related to BELBUCA®

On January 13, 2017, Aquestive filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ‘167 Patent. In lieu of answering the complaint, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. Briefing on the motions was completed on June 21, 2017. On July 25, 2017, the New Jersey Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. This case was later transferred to the Delaware District Court. On October 31, 2017, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. Briefing on the motions was completed on December 8, 2017. The Company anticipates receiving a decision on the motions from the Delaware District Court by the 4th quarter of 2018 or the 1st quarter of 2019. The Company strongly refutes as without merit Aquestive’s assertion of patent infringement and will vigorously defend the lawsuit.

Teva Pharmaceuticals USA (formerly Actavis)

The Company received notices regarding Paragraph IV certifications from Teva on November 8, 2016, November 10, 2016, and December 22, 2016, seeking to find invalid two Orange Book listed patents relating specifically to BELBUCA®. The Paragraph IV certifications related to three ANDAs filed by Teva with the FDA for a generic formulation of BELBUCA®. The patents subject to Teva’s certification were U.S. Patent No. 7,579,019 (the “‘019 Patent”) and U.S. Patent No. 8,147,866 (the “‘866 Patent”) . Under the Hatch-Waxman Amendments, after receipt of a valid Paragraph IV notice, the Company brought a patent infringement suit in federal district court against Teva USA within 45 days from the date of receipt of the certification notice. The Company filed complaints in Delaware against Teva on December 22, 2016 and February 3, 2017, thus the Company was entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference BELBUCA®. The 30-month stay was expected to preempt any final approval by the FDA on Teva’s ANDA Nos. 209704 and 209772 until at least May of 2019 and for Teva’s ANDA No. 209807 until at least June of 2019.

In February 2018, the Company announced that it had entered into a settlement agreement with Teva that resolved the Company’s BELBUCA® patent litigation against Teva pending in the U.S. District Court for the District of Delaware. As part of the settlement agreement, which is subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice, the Company has granted Teva a non-exclusive license (for which the Company will receive no current or future payments) that permits Teva to first begin selling the generic version of the Company’s BELBUCA® product in the U.S. on January 23, 2027 or earlier under certain circumstances (including, for example, upon (i) the delisting of the patents-in-suit from the U.S. FDA Orange Book, (ii) the granting of a license by us to a third party to launch another generic form of BELBUCA® at a date prior to January 23, 2027, or (iii) the occurrence of certain conditions regarding BELBUCA® market share).

2018 Arkansas Opioid Litigation

On March 15, 2018, the State of Arkansas, and certain counties and cities in that State, filed an action in the Circuit Court of Arkansas, Crittenden County against multiple manufacturers, distributors, retailers, and prescribers of opioid analgesics, including our Company. The Company was served with the complaint on April 27, 2018. The complaint specifically alleged that the Company licensed its branded fentanyl buccal soluble film ONSOLIS® to Collegium Pharmaceutical Inc. (“Collegium”), and Collegium is also named as a defendant in the lawsuit. ONSOLIS® is not presently sold in the United States and the license agreement with Collegium was terminated prior to Collegium launching ONSOLIS® in the United States. Therefore, on June 28, 2018, the Company moved to dismiss the case against them and most recently, on July 6, 2018, the plaintiffs filed a notice to voluntarily dismiss the Company from the Arkansas case, without prejudice.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

13. Subsequent events:

On August 2, 2018, in connection with the Company’s 2018 Annual Meeting of Stockholders (the “Meeting”), the Company’s stockholders approved, among other matters, the following;

•	The Company’s Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 75,000,000 to 125,000,000; and

•

The ratification of the issuance and sale of the Company’s Series B Preferred Stock, par value $.001 per share, and the issuance of Common Stock issuable upon the conversion of the Series B Preferred Stock as required by and in accordance with NASDAQ Marketplace Rule 5635(d).

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

•

On May 17, 2018, we announced that we had entered into an agreement with an affiliate of Broadfin Capital LLC (“Broadfin”), a large BDSI stockholder, to reconstitute our Board of Directors and to significantly strengthen our financial position. The closing of this agreement was subject to and effective upon the closing of our $50 million equity financing described below.

•

On May 17, 2018, we announced that we had entered into definitive agreements with existing institutional and other accredited investors to purchase an aggregate of approximately $50 million worth of our newly designated Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) in a registered direct offering.

•

On May 22, 2018, we announced the closing of the $50 million registered direct offering of newly designated Series B Stock. The offering closed on May 21, 2018, yielding net proceeds of $47.9 million to BDSI. As part of the financing closing, Broadfin Managing Partner Kevin Kotler joined our board, along with Todd Davis and Peter Greenleaf, who were selected by Broadfin. Furthermore, Peter Greenleaf has been named Chairman of our Board of Directors effective immediately.

•

On August 2, 2018, in connection with our 2018 Annual Meeting of Stockholders, our stockholders approved, among other matters, (i) to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 125,000,000; and (ii) to ratify the issuance and sale of our Series B Preferred Stock, par value $.001 per share, and to approve the issuance of Common Stock issuable upon the conversion of the Series B Preferred Stock as required by and in accordance with NASDAQ Marketplace Rule 5635(d).

Our Products and Related Trends

Our product portfolio currently consists of four products. As of the date of this report, three products are approved by the FDA and one is development. Three of these four products utilize our patented BEMA® thin film drug delivery technology.

•

BELBUCA® is indicated for the management of chronic pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product was originally licensed on a worldwide basis to Endo. On October 26, 2015, we announced with Endo that the FDA approved BELBUCA®. BELBUCA® was launched by Endo in February 2016. On December 7, 2016, we entered into an agreement with Endo terminating Endo’s licensing of rights for BELBUCA®. This followed a strategic decision made by Endo to discontinue commercial efforts in the branded pain business. On January 6, 2017, we announced the closing of the transaction to reacquire the license to BELBUCA® from Endo. As a result, the worldwide rights to BELBUCA® were transferred back to us. Behind a revised commercialization plan, we are leveraging our existing sales force to capitalize on commercial synergies with BUNAVAIL®. This effort is a focused commercial approach targeting identified healthcare providers which we believe create the potential to incrementally grow BELBUCA® sales without the requirement for significant resources. We also will explore other options for longer-term growth for BELBUCA®. In mid-February 2017, we completed the expansion and training of our sales force, allowing for promotion of BELBUCA® to commence in full in late February. We further expanded our sales force beginning of January 2018 to support the commercialization efforts. BELBUCA® and BUNAVAIL® are currently supported by a field force of approximately eighty-five sales representatives and nine regional sales managers. As previously disclosed, the launch has been more challenging because of the increased scrutiny over the prescribing of opioids that is driven by the Centers for Disease Control and Prevention guidelines issued in March 2016. The difference that BELBUCA® offers over the Schedule II opioids, such as oxycodone, hydrocodone, morphine, etc., include less addiction and abuse potential along with a ceiling effect on respiratory depression. The approval of BELBUCA® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BELBUCA® on QT prolongation (i.e. an abnormal lengthening of the heartbeat). Also required is a study assessing the safety and efficacy of BELBUCA® in pediatric patients and participation in a consortium with other holders of NDAs for long-acting opioids to assess and better understand the risk of abuse, misuse, addiction and overdose with opioids. Prescription sales of BELBUCA have significantly increased since promotion began.

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

•

ONSOLIS® is approved in the U.S., the EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant adult patients with cancer. ONSOLIS® utilizes our BEMA® thin film drug delivery technology in combination with fentanyl. The commercial rights to ONSOLIS® were originally licensed to Meda, a subsidiary of Mylan N.V., in 2006 and 2007 for all territories worldwide except for Taiwan (where it is licensed to TTY) and South Korea. The marketing authorization for ONSOLIS® was returned to us in early 2015 as part of an assignment and revenue sharing agreement with Meda for the United States, Canada and Mexico. Such agreement also facilitated the approval of a new formulation of ONSOLIS® in the U.S. We are currently assessing our commercial options for ONSOLIS®.

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

Update on Activities in the U.S. for ONSOLIS®

On January 27, 2015, we announced that we had entered into an assignment and revenue sharing agreement with Meda to return to us the marketing authorizations for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico.

On May 11, 2016, we announced the signing of a licensing agreement under which we granted the exclusive rights to commercialize ONSOLIS® in the U.S. to Collegium. Under terms of the agreement, Collegium was responsible for the manufacturing, distribution, marketing and sales of ONSOLIS® in the U.S. Meda continues to commercialize ONSOLIS® under the brand name BREAKYL™ in the E.U. However, on December 8, 2017, Collegium provided us the required 90-day notice regarding termination of the license and development agreement for ONSOLIS® between us and Collegium. The license and development agreement for ONSOLIS® between us and Collegium formally ended on March 8, 2018.

Previous efforts to extend our supply agreement with our original ONSOLIS® manufacturer Aveva, who was subsequently acquired by Apotex, were unsuccessful and the agreement expired. However, an alternate supplier was identified and data to support qualification of the new manufacturer was submitted to the FDA in June 2018. We are currently assessing options to commercialize ONSOLIS® including partnership or introducing ONSOLIS® utilizing the company’s existing pain sales force.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

Product Sales. We recognized $10.8 million and $7.9 million in product sales during the three months ended June 30, 2018 and 2017, respectively. The increase is principally due to increased BELBUCA® product sales from the utilization of managed care wins and the expansion of our salesforce in 2018.

Product Royalty Revenues. We recognized $1.4 million and $0.6 million in product royalty revenue during the three months ended June 30, 2018 and 2017, respectively. Of the aforementioned amounts, $0.9 million and $0.4 million, respectively, can be attributed to royalties on net sales of BREAKYL™ under our license agreement with Meda. We recognized $0.5 million and $0.2 million in PAINKYL™ royalty revenue during the three months ended June 30, 2018 and 2017, respectively, under our license agreement with TTY. The revenue increase is principally due to higher BREAKYL™ royalty revenue during the three months ended June 30, 2018 as compared to June 30, 2017 as a result of increased sales of BREAKYL™ in the EU and PAINKYL™ in Taiwan.

Research and Development Reimbursements. We recognized $0.2 million of reimbursable revenue related to our agreement with Collegium Pharmaceutical Inc. (“Collegium”) during the three months ended June 30, 2017. There was no such revenue recognized during the same period ended June 30, 2018, as Collegium terminated their agreement December 2017, which was effective March 2018.

Contract Revenues. We recognized $0.02 million in contract revenue during the three months ended June 30, 2017 related to our license agreement with Purdue. There was no such contract revenue during the three months ended June 30, 2017.

Cost of Sales. We incurred $4.6 million and $4.2 million in cost of sales during the three months ended June 30, 2018 and 2017, respectively. Cost of sales during the three months ended June 30, 2018 was related primarily to BELBUCA® and BUNAVAIL®, which included $3.6 million of product cost, royalties paid and depreciation. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC IV, LLC (“CDC”). Cost of sales during the three months ended June 30, 2018 also included $0.5 million and $0.1 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the three months ended June 30, 2017 was related primarily to BELBUCA® and BUNAVAIL®, which included $2.4 million of product cost, royalties paid and depreciation, and $1.1 million of fair value of the inventory purchased related to the BELBUCA® reacquisition. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC. Cost of sales during the three months ended June 30, 2017 also included $0.2 million and $0.02 million related to BREAKYL™ and PAINKYL™, respectively.

Selling, General and Administrative Expenses. During the three months ended June 30, 2018 and 2017, general and administrative expenses totaled $14.0 million and $16.0 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA® and BUNAVAIL®, legal, accounting and management wages, and consulting and professional fees, travel costs, amortization and stock compensation expenses. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet. The decrease in selling, general and administrative expenses during 2018 can be primarily attributed to the settlement of the Teva lawsuit which reduced legal costs and the retirement of company executives which reduced stock compensation expenses.

During the three months ended June 30, 2018 and 2017, selling, general and administrative expenses included $1.1 million and $2.5 million of stock compensation expenses, respectively. This is primarily composed of restricted stock unit expense for our executive management and board of directors. Also included in each of the three months ended June 30, 2018 and 2017 is amortization expense of $1.1 million for the intangible related to the BELBUCA® reacquisition.

Interest expense. During the three months ended June 30, 2018, we had net interest expense of $2.5 million, consisting of $1.4 million of scheduled interest payments, $0.8 million of related amortization of discount and loan costs and $0.3 million of warrant interest expense. During the three months ended June 30, 2017, we had net interest expense of $1.9 million, consisting of $1.4 million of scheduled interest payments, $0.3 million of related amortization of discount and loan costs and $0.2 million of warrant interest expense.

Comparison of the six months ended June 30, 2018 and 2017

Product Sales. We recognized $20.6 million and $15.7 million in product sales during the six months ended June 30, 2018 and 2017, respectively. The increase is principally due to increased BELBUCA® product sales from the utilization of managed care wins and the expansion of our salesforce in 2018. Also included in the aforementioned product sales during the six months ended June 30, 2017 is $1.7 million of revenue recorded as a result of changing to the sell-in method as of January 1, 2017.

Product Royalty Revenues. We recognized $1.8 million and $2.3 million in product royalty revenue during the six months ended June 30, 2018 and 2017, respectively. Of the aforementioned amounts, $0.9 million and $1.2 million, respectively, can be attributed to royalty revenue from BREAKYL™ under our license agreement with Meda. We recognized $0.9 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively, in PAINKYL™ royalty revenue under our license agreement with TTY. We recognized $0.7 million in milestones related to our agreement with Endo for BELBUCA® during the six months ended June 30, 2017. The royalty revenue decrease results are primarily related to our former agreement with Endo, which revenues associated with BELBUCA® are now in Product Sales after the reacquisition.

Research and Development Reimbursements. We recognized $0.3 million of reimbursable revenue related to our agreement with Collegium during the six months ended June 30, 2017. There was no such revenue recognized during the same period ended June 30, 2018, as Collegium terminated their agreement December 2017, which was effective March 2018.

Contract Revenues. We recognized $1.0 million in contract revenue during the six months ended June 30, 2018 related to our license agreement with Purdue, which was for the Canadian commercial launch and related milestones. We recognized $20.0 million of deferred revenue during the six months ended June 30, 2017. The $20.0 million recognized in 2017 was received in November 2015 as partial payment from Endo for the BELBUCA® NDA approval. This amount was deferred upon receipt because it was contingently refundable to Endo if a third party generic product was introduced in the U.S. during the patent extension period from 2020 to 2027. However, we entered into a Termination Agreement with Endo on December 7, 2016 which terminated the BELBUCA® license to Endo effective January 6, 2017 and such deferred revenue was recognized.

Cost of Sales. We incurred $8.0 million and $9.8 million in cost of sales during the six months ended June 30, 2018 and 2017, respectively. Cost of sales during the six months ended June 30, 2018 was $6.7 million for both BELBUCA® and BUNAVAIL®. Additionally, we paid a total of $0.75 million in quarterly minimum and royalty payments to CDC. Cost of sales during the six months ended June 30, 2018 also includes $0.4 million and $0.2 million related to BREAKYL™ and PAINKYL™, respectively. Cost of sales during the six months ended June 30, 2017 was $8.5 million for both BELBUCA® and BUNAVAIL®. Such product costs include manufacturing, royalties and depreciation and $2.0 million of fair value of the inventory purchased related to the BELBUCA® reacquisition. Additionally, we paid a total of $0.75 million in quarterly minimum and royalty payments to CDC. Cost of sales during the six months ended June 30, 2017 also includes $0.4 million and $0.05 million related to BREAKYL™ and PAINKYL™, respectively.

Selling, General and Administrative Expenses. During the six months ended June 30, 2018 and 2017, general and administrative expenses totaled $27.5 million and $29.2 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA® and BUNAVAIL®, management wages and stock-based compensation, legal, accounting and other professional fees, travel costs, and the amortization of our intangible assets including the license and distribution rights from the reacquisition of BELBUCA® as noted above. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet. The decrease in selling, general and administrative expenses during 2018 can be primarily attributed to the settlement of the Teva lawsuit which reduced legal costs and the retirement of company executives which reduced stock compensation expenses.

During the six months ended June 30, 2018 and 2017, selling, general and administrative expenses included $2.9 million and $5.2 million of stock compensation expenses, respectively. This is primarily composed of restricted stock unit expense for our executive management and board of directors.

Interest expense. During the six months ended June 30, 2018, we had net interest expense of $5.0 million, consisting of $1.3 million of scheduled interest payments, $1.8 million of related amortization of discount and loan costs and $0.5 million of warrant interest expense. During the six months ended June 30, 2017, we had net interest expense of $4.8 million, consisting of $1.4 million of scheduled interest payments and $0.5 million of related amortization of discount and loan costs and $0.3 million of warrant interest expense. In addition, we had remaining $0.9 million of scheduled interest payments and $1.4 million of related amortization of discount, loan costs and loan pay off and $0.2 million of warrant interest expense all related to the secured loan facility which was paid off in full during the six months ended June 30, 2017.

Revenues

The following table summarizes net product sales for the three and six-month periods ended June 30 in thousands:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
BELBUCA®	$9,746	$6,563	$17,770	$11,117
% of net product sales	91%	83%	86%	71%
BUNAVAIL®	1,020	1,323	2,834	4,563
% of net product sales	9%	17%	14%	29%

Net product sales	$10,766	$7,886	$20,604	$15,680

Expenditures for Research and Development Programs

Our research and development expenditures for our approved products and product candidates as of June 30 are as follows in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative through June 30,
	2018	2017	2018	2017	2018
BELBUCA®	$638	$424	$2,414	$606	$125,111
BUNAVAIL®	95	620	277	1,772	41,162
ONSOLIS®	97	559	491	626	3,545
Buprenorphine Depot Injection	22	(109)	145	1,021	9,930
Clonidine Topical Gel*	2	96	11	235	27,530

*	Clonidine Topical Gel product candidate was discontinued in December 2016. Expenses thereafter consist of the winding down of the product candidate which includes allocated wages and compensation.

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

At June 30, 2018, we had cash of approximately $55.7 million. We used $11.7 million of cash in operations during the six months ended June 30, 2018 and had stockholders’ equity of $40.7 million, versus stockholders’ equity of $8.9 million at December 31, 2017. We expect that we have sufficient cash to manage the business as currently planned into the second quarter of 2020, which would provide sufficient capital necessary to support the continued commercialization of BELBUCA® and BUNAVAIL®.

On May 17, 2018, we executed agreements relating to our registered direct offering, issuance and sale of an aggregate of 5,000 shares of our newly designated Series B Non-Voting Convertible Preferred Stock. On May 21, 2018, we closed the offering, which yielded net proceeds of $47.9 million to us.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2018 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,472	$346	$720	$406	$—
Secured loan facility*	66,315	—	—	66,315	—
Interest on secured loan facility*	26,555	5,612	5,830	15,113	—
Minimum royalty expenses**	13,500	1,500	3,000	3,000	6,000
Purchase obligations***	1,508	493	1,015	—	—

Total contractual cash obligations	$109,350	$7,951	$10,565	$84,834	$6,000

*

Assumes no events of default have occurred and the we elect to defer 3.5% of the scheduled quarterly interest payments through December 31, 2020 as paid-in-kind interest as provided for in the amendments to the loan agreement with CRG.

**

Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales. The minimum payment is $0.4 million per quarter or $1.5 million per year until patent expiry on July 23, 2027.

***	Purchase obligations represent an agreement for the supply of active pharmaceutical ingredient for use in production.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

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

Foreign currency exchange risk

We currently have, and may in the future have increased, clinical and commercial manufacturing agreements which are denominated in Euros, CAD or other foreign currencies. Such amounts are currently immaterial to our financial position or results of operations. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar, Euro, CAD or other applicable currencies, or by weak economic conditions in Europe, Canada or elsewhere in the world. We are not currently engaged in any foreign currency hedging activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Indivior (formerly RB Pharmaceuticals Ltd.) and Aquestive Therapeutics (formerly MonoSol Rx)

Litigation related to BUNAVAIL®

On October 29, 2013, Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and Aquestive (collectively, the RB Plaintiffs) filed an action against us relating to our BUNAVAIL® product in the United States District Court for the Eastern District of North Carolina (“EDNC”) for alleged patent infringement. BUNAVAIL® is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL®, which has never been disclosed publicly, infringes its US Patent No. 8,475,832 (the ‘832 Patent). On May 21, 2014, the Court granted our motion to dismiss.

On January 22, 2014, Aquestive initiated an inter partes review (“IPR”) IPR on the ‘019 Patent, which was instituted. The PTAB upheld all claims of our ‘019 Patent in 2015 and this decision was not appealed by Aquestive.

On September 20, 2014, we proactively filed a declaratory judgment action in the United States District Court for the EDNC requesting the Court to make a determination that our BUNAVAIL® product does not infringe the ‘832 Patent, US Patent No. 7,897,080 (the “‘080 Patent”) and US Patent No. 8,652,378 (the “‘378 Patent”). We invalidated the “‘080 Patent” in its entirety in an inter partes reexamination proceeding. We invalidated all relevant claims of the ‘832 Patent in an inter partes review (IPR) proceeding. And, in an IPR proceeding for the ‘378 Patent, in its decision not to institute the IPR proceeding the PTAB construed the claims of the ‘378 Patent narrowly. Shortly thereafter, by joint motion of the parties, the ‘378 Patent was subsequently removed from the action.

On June 6, 2016, in an unrelated case in which Indivior and Aquestive asserted the ‘832 Patent against other parties, the Delaware District Court entered an order invalidating other claims in the ‘832 Patent. Indivior and Aquestive cross-appealed all adverse findings in that decision to the Court of Appeals for the Federal Circuit in Case No. 17-2587. Our declaratory judgment action remains stayed pending the outcome of that cross-appeal by Indivior and Aquestive.

On September 22, 2014, the RB Plaintiffs filed an action against us (and our commercial partner) relating to our BUNAVAIL® product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL®, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (the ‘167 Patent. As with prior actions by the RB Plaintiffs, we believe this is another anticompetitive attempt by the RB Plaintiffs to distract our efforts from commercializing BUNAVAIL®. We strongly refute as without merit the RB Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit. On our motion, this case was transferred to the Eastern District of North Carolina. A Joint Motion to Stay the case was granted and the case is now stayed until a final resolution of the ‘167 IPRs discussed directly below. We will continue to vigorously defend this case.

On October 28, 2014, we filed multiple IPR petitions on certain claims of the ‘167 Patent. The USPTO instituted three of the four IPR petitions. The PTAB upheld the claims and denied collateral estoppel applied to the PTAB decisions in March 2016. We appealed to Court of Appeals for the Federal Circuit. The USPTO intervened with respect to whether collateral estoppel applied to the PTAB. The Federal Circuit did not issue an affirmance without opinion after the February 7, 2018 oral argument. On June 19, 2018, we filed a motion to remand the case for further consideration by the PTAB in view of intervening authority. On July 31, 2018, the Federal Circuit vacated the decisions, and remanded the ‘167 Patent IPRs for further consideration on the merits.

Litigation related to BELBUCA®

On January 13, 2017, Aquestive filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ‘167 Patent. In lieu of answering the complaint, we filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. Briefing on the motions was completed on June 21, 2017. On July 25, 2017, the New Jersey Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. This case was later transferred to the Delaware District Court. On October 31, 2017 we filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. Briefing on the motions was completed on December 8, 2017. We anticipate receiving a decision on the motions from the Delaware District Court by the 4th quarter of 2018 or the 1st quarter of 2019. We strongly refute as without merit Aquestive’s assertion of patent infringement and will vigorously defend the lawsuit.

Teva Pharmaceuticals USA (formerly Actavis)

On February 8, 2016, we received a notice relating to a Paragraph IV certification from Teva Pharmaceuticals USA (“Teva”) (formerly Actavis) seeking to find invalid three Orange Book listed patents relating specifically to BUNAVAIL®. The Paragraph IV certification related to an Abbreviated New Drug Application (the “ANDA”) filed by Teva with the U.S Food and Drug Administration (“FDA”) for a generic formulation of BUNAVAIL®. The patents subject to Teva’s certification were U.S. Patent No. 7,579,019 (the “‘019 Patent”) , U.S. Patent No. 8,147,866 (the “‘866 Patent”) and 8,703,177 (the “‘177 Patent”).

On March 18, 2016, we asserted three different patents against Teva, the ‘019 Patent, the ‘866 Patent, and the ‘177 Patent. Teva did not raise non-infringement positions about the ‘019 and the ‘866 Patents in its Paragraph IV certification. Teva did raise a non-infringement position on the ‘177 Patent but we asserted in our complaint that Teva infringed the ‘177 Patent either literally or under the doctrine of equivalents.

On December 20, 2016 the USPTO issued U.S. Patent No. 9,522,188 (“the ‘188 Patent”), and this patent was properly listed in the Orange Book as covering the BUNAVAIL® product. On February 23, 2017 Teva sent a Paragraph IV certification adding the 9,522,188 to its ANDA. An amended Complaint was filed, adding the ‘188 Patent to the litigation.

On January 31, 2017, we received a notice relating to a Paragraph IV certification from Teva relating to Teva’s ANDA on additional strengths of BUNAVAIL® and on March 16, 2017, we brought suit against Teva and its parent company on these additional strengths. On June 20, 2017, the Court entered orders staying both BUNAVAIL® suits at the request of the parties.

On May 23, 2017, the USPTO issued U.S. Patent 9,655,843 (the “‘843 Patent”) relating to the BEMA® technology, and this patent was properly listed in the Orange Book as covering the BUNAVAIL® product.

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

We received notices regarding Paragraph IV certifications from Teva on November 8, 2016, November 10, 2016, and December 22, 2016, seeking to find invalid two Orange Book listed patents relating specifically to BELBUCA®. The Paragraph IV certifications relate to three ANDAs filed by Teva with the FDA for a generic formulation of BELBUCA®. The patents subject to Teva’s certification were the ‘019 Patent and the ‘866 Patent. We filed complaints in Delaware against Teva on December 22, 2016 and February 3, 2017 in which we asserted against Teva the ‘019 Patent and the ‘866 Patent. Teva did not contest infringement of the claims of the ‘019 Patent and did not contest infringement of the claims of the ‘866 Patent.

The ‘019 Patent had already been the subject of an unrelated IPR before the USPTO under which we prevailed, and all claims of the ‘019 Patent survived. Aquestive’s request for rehearing of the final IPR decision regarding the ‘019 Patent was denied by the USPTO on December 19, 2016. Aquestive did not file a timely appeal at the Federal Circuit.

On May 23, 2017, the USPTO issued U.S. Patent 9,655,843 (the “‘843 Patent”) relating to the BEMA® technology, and this patent was properly listed in the Orange Book as covering the BELBUCA® product.

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

2018 Arkansas Opioid Litigation

On March 15, 2018, the State of Arkansas, and certain counties and cities in that State, filed an action in the Circuit Court of Arkansas, Crittenden County against multiple manufacturers, distributors, retailers, and prescribers of opioid analgesics, including our company. We were served with the complaint on April 27, 2018. The complaint specifically alleged that we licensed our branded fentanyl buccal soluble film ONSOLIS® to Collegium, and Collegium is also named as a defendant in the lawsuit. ONSOLIS® is not presently sold in the United States and the license agreement with Collegium was terminated prior to Collegium launching ONSOLIS® in the United States. Therefore, on June 28, 2018, we moved to dismiss the case against us and most recently, on July 6, 2018, the plaintiffs filed a notice to voluntarily dismiss us from the Arkansas case, without prejudice.

Item 1A.	Risk Factors.

No update.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

10.1	Employment Agreement, dated May 2, 2018, by and between the Company and Herm Cukier. (1)

10.2	Indemnification Agreement, dated May 2, 2018, by and between the Company and Herm Cukier. (1)

10.3	Confidentiality, Intellectual Property and Non-Competition Agreement, dated May 2, 2018, by and between the Company and Herm Cukier. (1)

10.4	Form of Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (2)

10.5	Placement Agency Agreement, dated May 17, 2018, between the Company and William Blair & Company, L.L.C. (2)

10.6	Form of Securities Purchase Agreement, dated May 17, 208, between the Company and the investors named therein. (2)

10.7	Registration Rights Agreement, dated May 17, 2018, between the Company and Broadfin Healthcare Master Fund, Ltd. (2)

10.8	Agreement, dated May 17, 2018, between the Company and Broadfin Healthcare Master Fund, Ltd. (2)

10.9	Amendment No. 2 to Term Loan Agreement, dated May 16, 2018, among the Company, CRG Servicing LLC, as administrative agent and collateral agent, and the lenders named therein. (2)

10.10	Form of Retirement Agreement, dated May 17, 2018, between the Company, the retiring directors named therein and Broadfin Healthcare Master Fund, Ltd. (2)

10.11	Amendment to the Agreement dated May 17, 2018, dated May 20, 2018, by and between the Company and Broadfin Healthcare Master Fund, Ltd. (3)

31.1	Certification of Principal Executive Officer Pursuant To Sarbanes-Oxley Section 302. (*)

31.2	Certification of Principal Financial Officer Pursuant To Sarbanes-Oxley Section 302. (*)

32.1	Certification Pursuant To 18 U.S.C. Section 1350. (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350. (*)

101.ins	XBRL Instance Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Calculation Linkbase Document.

101.def	XBRL Taxonomy Definition Linkbase Document.

101.lab	XBRL Taxonomy Label Linkbase Document.

101.pre	XBRL Taxonomy Presentation Linkbase Document.

+	Confidential treatment is being requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
*

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 8, 2018.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 17, 2018.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 21, 2018.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 9, 2018

	By:	/s/ Herm Cukier
Herm Cukier
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2018

	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

S-1