Form 10-Q
period 2018-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2018-11-08
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company”, or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2018, there were 70,707,109 shares of company Common Stock issued and 70,691,618 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$49,482	$21,195
Accounts receivable, net	12,568	8,852
Inventory, net	5,434	6,091
Prepaid expenses and other current assets	4,155	3,610

Total current assets	71,639	39,748
Property and equipment, net	3,170	3,778
Goodwill	2,715	2,715
BELBUCA® license and distribution rights, net	37,125	40,500
Other intangible assets, net	867	1,360

Total assets	$115,516	$88,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,919	$26,149

Total current liabilities	23,919	26,149
Notes payable, net	50,516	47,660
Other long-term liabilities	5,511	5,415

Total liabilities	79,946	79,224
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock. $.001 par value, 2,093,155 shares outstanding at both September 30, 2018 and December 31, 2017, respectively; Series B Non-Voting Convertible Preferred Stock, $.001 par value, 3,100 and 0 shares outstanding at September 30, 2018 and December 31, 2017, respectively.	2	2
Common Stock, $.001 par value; 125,000,000 and 75,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 70,598,687 and 55,904,072 shares issued;70,583,196 and 55,888,581 shares outstanding at September 30, 2018 and December 31, 2017, respectively.	71	56
Additional paid-in capital	379,824	313,922
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(344,280)	(305,056)

Total stockholders’ equity	35,570	8,877

Total liabilities and stockholders’ equity	$115,516	$88,101

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales	$13,763	$8,118	$34,367	$23,798
Product royalty revenues	370	1,409	2,197	3,682
Research and development reimbursements	—	532	—	799
Contract revenues	23	1,194	1,047	21,194

Total Revenues:	14,156	11,253	37,611	49,473

Cost of sales	3,779	4,445	11,760	14,261

Expenses:
Research and development	699	1,986	4,038	6,246
Selling, general and administrative	13,489	14,867	41,013	44,094

Total Expenses:	14,188	16,853	45,051	50,340

Loss from operations	(3,811)	(10,045)	(19,200)	(15,128)
Interest expense	(2,567)	(1,893)	(7,598)	(6,657)
Other expense, net	(2)	(13)	(8)	(28)
Bargain purchase gain	—	—	—	27,336

(Loss) income before income taxes	$(6,380)	$(11,951)	$(26,806)	$5,523
Income tax (expense) benefit	—	—	(53)	15,972
Net (loss) income	$(6,380)	$(11,951)	$(26,859)	$21,495

Beneficial conversion feature of convertible preferred stock	(12,500)	—	(12,500)	—
Net (loss) income attributable to common stockholders	$(18,880)	$(11,951)	$(39,359)	$21,495

Basic
Basic (loss) income per share:	$(0.29)	$(0.21)	$(0.65)	$0.39

Weighted average common stock shares outstanding:	64,900,007	55,604,708	60,599,456	55,170,569

Diluted
Diluted (loss) income per share:	$(0.29)	$(0.21)	$(0.65)	$0.38

Diluted weighted average common stock shares outstanding:	64,900,007	55,604,708	60,599,456	56,204,358

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2018	2,093,155	$2	—	$—	55,904,072	$56	$313,922	$(47)	$(305,056)	$8,877

Stock-based compensation	—	—	—	—	—	—	4,896	—	—	4,896
Stock option exercises	—	—	—	—	285,403	—	528	—	—	528
Restricted stock awards	—	—	—	—	1,733,731	2	(2)	—	—	—
Common stock issuance upon retirement	—	—	—	—	2,119,925	2	(2)	—	—	—
Series B issuance, net of issuance costs	—	—	5,000	—	—	—	47,993	—	—	47,993
Series B conversion to Common Stock	—	—	(1,900)	—	10,555,556	11	(11)	—	—	—
Series B beneficial conversion feature	—	—	—	—	—	—	12,500	—	(12,500)	—
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	(26,859)	(26,859)

Balances, September 30, 2018	2,093,155	$2	3,100	$—	70,598,687	$71	$379,824	$(47)	$(344,280)	$35,570

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net (loss) income	$(26,859)	$21,495
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Depreciation	685	465
Accretion of debt discount and loan costs	2,953	1,941
Amortization of intangible assets	3,868	4,103
Impairment loss on equipment	78	—
Provision for inventory obsolescence	396	—
Stock-based compensation expense	4,896	10,223
Deferred income taxes	—	(15,972)
Bargain purchase gain	—	(27,336)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,581)	(7,222)
Inventories	261	2,314
Prepaid expenses and other assets	(545)	1,826
Accounts payable and accrued liabilities	(427)	8,998
Deferred revenue	—	(21,716)

Net cash flows used in operating activities	(18,275)	(20,881)

Investing activities:
BELBUCA® acquisition	(1,951)	(3,902)
Purchase of equipment	(155)	(5)

Net cash flows used in investing activities	(2,106)	(3,907)

Financing activities:
Proceeds from issuance of Series B preferred stock	50,000	—
Equity finance costs	(1,410)	—
Proceeds from notes payable	—	45,000
Proceeds from exercise of stock options	528	313
Payment on note payable	—	(30,000)
Payment of deferred financing fees	(450)	(2,798)

Net cash flows provided by financing activities	48,668	12,515

Net change in cash and cash equivalents	28,287	(12,273)
Cash and cash equivalents at beginning of period	21,195	32,019

Cash and cash equivalents at end of period	$49,482	$19,746

Cash paid for interest	$4,645	$3,816

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

Non-cash Operating, Financing and Investing Activities:

The Company recorded the intrinsic value related to the beneficial conversion feature of the Series B Non-Voting Convertible Preferred Stock during the nine months ended September 30, 2018 totaling $12.5 million to retained earnings and additional paid-in capital in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Company recorded the fair value of an accumulated total of 2,119,925 shares of common stock issued to officers who retired from the Company during the nine months ended September 30, 2018 totaling approximately $5.3 million to expense in accordance with GAAP.

The Company recorded $0.6 million of accrued financing expenses related to the Series B Non-Voting Convertible Preferred Stock offering during the nine months ended September 30, 2018. Such expense is recorded as accounts payable and accrued liabilities in the condensed consolidated balance sheet.

The Company recorded the fair value of the bargain purchase price of the BELBUCA® acquisition totaling $27.3 million to income during the nine months ended September 30, 2017 in accordance with GAAP.

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of results for the full year or any other future periods.

As used herein, the Company’s common stock, par value $0.001 per share, is referred to as the “Common Stock” and the Company’s preferred stock, par value $0.001 per share, is referred to as the “Preferred Stock”.

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

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. The Company reserved $0.6 million and $0.2 million for inventory obsolescence as of September 30, 2018 and December 31, 2017, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Reclassification

Certain amounts were reclassified between Provision for inventory obsolescence, Accounts receivable, Inventories and Accounts payable and accrued expenses in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 to conform to current year presentation. These reclassifications had no effect on the previously reported net cash flows from operations, activities or net losses.

Recent accounting pronouncements-adopted

The SEC has released SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification, which adopts amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. The amendments also refer certain SEC disclosure requirements that overlap with but require information incremental to U.S. GAAP to the Financial Accounting Standards Board (“FASB”) for potential incorporation into U.S. GAAP. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. These amendments are part of an initiative by the Division of Corporation Finance to review disclosure requirements applicable to issuers to consider ways to improve the requirements for the benefit of investors and issuers. The amendments became effective on November 5, 2018 and did not have a material impact to the Company.

Recent accounting pronouncements-issued, not yet adopted

Accounting Standards Update (“ASU”) 2016-02, issued on February 25, 2016, is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

1. Organization, basis of presentation and summary of significant policies (continued):

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

Under the new standard, timing for recognition of certain contract revenue may be accelerated such that a portion of revenue will be estimated and recognized in revenue earlier than the previous accounting standards. During the nine months ended September 30, 2018, the Company recorded financing revenue for two milestones that are not due until 2020 and 2023, respectively.

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

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

2. Revenue from contracts with customers (continued):

The impact of adoption of Topic 606 on the Company’s condensed consolidated balance sheet as of September 30, 2018 follows (in thousands):

	Condensed Consolidated Balance Sheet
	September 30, 2018
	As reported	Balances without adoption of Topic 606	Effect of Adoption
Accounts receivable, net	$12,568	$12,197	$371
Accumulated deficit	$(344,280)	$(344,651)	$371

The impact of adoption of Topic 606 on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018 follows (in thousands):

	Condensed Consolidated Statement of Operations Three months ended September 30, 2018			Condensed Consolidated Statement of Operations Nine months ended September 30, 2018
	As reported	Balances without adoption of Topic 606	Effect of Adoption	As reported	Balances without adoption of Topic 606	Effect of Adoption
Product sales	$13,763	$13,763	$—	$34,367	$34,367	$—
Product royalty revenues	370	393	—	2,197	2,195	—
Contract revenues	23	—	23	1,047	813	236

Total revenues	$14,156	$14,133	$23	$37,611	$37,375	$236

Net loss	$(6,380)	$(6,403)	$23	$(26,859)	$(27,096)	$236

The beginning and ending balances of the Company’s accounts receivables with customers from contracts during the periods presented is as follows (in thousands):

	Balance at January 1, 2018	Nine months ended September 30, 2018	Balance at September 30, 2018
Accounts receivable with customers	$8,987	$3,581	$12,568

3. Liquidity and management’s plans:

At September 30, 2018, the Company had cash of approximately $49.5 million. The Company used $18.3 million of cash in operations during the nine months ended September 30, 2018 and had stockholders’ equity of $35.6 million, versus stockholders’ equity of $8.9 million at December 31, 2017. The Company believes that it has sufficient current cash to manage the business as currently planned into the second quarter of 2020 which would provide sufficient capital necessary to support the continued commercialization of BELBUCA® and BUNAVAIL®.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

4. Inventory:

The following table represents the components of inventory as of:

	September 30, 2018	December 31, 2017
Raw materials & supplies	$651	$1,338
Work-in-process	2,552	3,135
Finished goods	2,870	1,861
Obsolescence reserve	(639)	(243)

Total inventories	$5,434	$6,091

5. Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	September 30, 2018	December 31, 2017
Accounts payable	$8,508	$12,236
Accrued rebates	9,296	5,648
Accrued compensation and benefits	2,770	3,472
Accrued acquisition costs	1,427	2,311
Accrued returns	658	915
Accrued royalties	562	488
Accrued clinical trial costs	348	234
Accrued legal	72	216
Accrued other	278	629

Total accounts payable and accrued liabilities	$23,919	$26,149

6. Property and equipment:

Property and equipment, summarized by major category, consist of the following as of:

	September 30, 2018	December 31, 2017
Machinery & equipment	$5,623	$5,428
Computer equipment & software	446	399
Office furniture & equipment	169	169
Leasehold improvements	44	44
Idle equipment	679	766

Total	6,961	6,806

Less accumulated depreciation and amortization	(3,791)	(3,028)

Total property and equipment, net	$3,170	$3,778

Depreciation expense was $0.2 million for each of the three-month periods ended September 30, 2018 and September 30, 2017, respectively. Depreciation expense was $0.7 million and $0.5 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

The Company received cumulative payments of $0.9 million from TTY during each of the nine month periods ended September 30, 2018 and 2017, respectively, related to royalties based on product purchased in Taiwan by TTY of PAINKYL™ which is recorded in the accompanying condensed consolidated statement of operations.

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

The original Term Loan Agreement had a six-year term with three years of interest-only payments, (from 2017-2019). On May 16, 2018, the Company entered into an amendment to its Term Loan Agreement with CRG. Pursuant to the amendment: (i) the interest only period of the Loan Agreement was extended by one year, and certain milestones previously required for the extended interest only period have been removed; (ii) the “PIK” period (under which a portion of the interest accrued under the Loan Agreement can be deferred to maturity) will also be extended for a year, (to 2020); (iii) amortization of the loan principal can be deferred until maturity (making the payment of the loan a “balloon” payment) if the Company achieves and maintains a market capitalization of $200 million prior to the conclusion of the interest only period (provided that if the Company achieves, and thereafter falls below a $200 million market capitalization, amortization of the loan principal will resume); and (iv) certain Company revenue targets, the failure of which would create an event of default under the loan, have been recalculated. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 12.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. On each borrowing date (including the Closing Date), the Company is required to pay CRG a financing fee based on the loan drawn on that date. The Company is also required to pay the Lenders a final payment fee equivalent to 9% of the original loan amount upon repayment of the loans in full, in addition to prepayment amounts described below.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

8. Notes payable (continued):

The following table represents future maturities of the notes payable obligation as of September 30, 2018:

Years ending December 31, 2018	$—
2019	—
2020	—
2021	30,619
2022	30,619

Total maturities	$61,238
Unamortized discount and loan costs	(10,722)

Total notes payable obligation	$50,516

9. Net sales by product:

The Company’s business is classified as a single reportable segment.

However, the following table presents net sales by product:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
BELBUCA®	$12,358	$6,437	$30,128	$17,554
BUNAVAIL®	1,405	1,681	4,239	6,244

Net product sales	$13,763	$8,118	$34,367	$23,798

10. Stockholders’ equity:

Stock-based compensation

During the nine months ended September 30, 2018, a total of 2,260,211 options to purchase Common Stock, with an aggregate fair market value of approximately $3.3 million, were granted to Company employees and members of the Board of Directors. Options have a term of 10 years from the grant date. Options granted to employees vest ratably over a three-year period and options granted to members of the Board of Directors vest ratably through 2022. The fair value of each option is amortized as compensation expense evenly through the vesting period.

The Company’s stock-based compensation expense is allocated between research and development and selling, general and administrative as follows:

	Three months ended,		Nine months ended,
Stock-based compensation expense	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Research and Development	$0.02	$0.5	$1.1	$1.3
Selling, General and Administrative	$0.9	$3.7	$3.8	$8.9

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

10. Stockholders’ equity (continued):

The key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2018 follows:

Expected price volatility	60.34%-68.77%
Risk-free interest rate	2.05%-2.82%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the nine months ended September 30, 2018 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2018	2,712,954	$2.98	$1,190

Granted in 2018:
Officers and Directors	1,160,341	2.41
Employees	1,099,870	2.50
Exercised	(285,403)	1.99
Forfeitures	(375,785)	3.57

Outstanding at September 30, 2018	4,311,977	$3.17	$1,405

As of September 30, 2018, options exercisable totaled 1,711,966. There was approximately $6.4 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2022.

Restricted stock units

During the nine months ended September 30, 2018, 1,824,872 RSUs were granted to the Company’s executive officers, employees and directors, with a fair market value of approximately $4.2 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the Company’s 2011 Equity Incentive Plan, as amended (the “EIP”).

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

Restricted stock activity during the nine months ended September 30, 2018 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2018	4,706,895	$5.20
Granted:
Executive officers	1,038,434	2.23
Directors	469,261	2.59
Employees	317,177	2.10
Vested	(1,733,731)	2.50
Forfeitures	(442,009)	2.63
Conversions	(2,119,925)	2.72

Outstanding at September 30, 2018	2,236,102	$5.15

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

10. Stockholders’ equity (continued):

Series B Preferred Stock Financing

On May 17, 2018, the Company entered into a placement agency agreement with William Blair & Company, L.L.C., as placement agent, relating to the Company’s registered direct offering, issuance and sale of an aggregate of 5,000 shares of the Company’s authorized preferred stock that the Board of Directors of the Company has designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). All the shares were sold by the Company. The placement agency agreement contains customary representations, warranties and covenants of the Company and the Placement Agent. The closing of the offering was completed on May 21, 2018. The shares sold in the offering were issued pursuant to a shelf registration statement, as amended, that the Company filed with the SEC, which became effective on July 13, 2015.

Each share of Series B Preferred Stock is convertible into a number of shares of the Company’s common stock, par value $0.001 per share determined by dividing $10,000 by a conversion price of $1.80 per share (subject to adjustment for stock splits and stock dividends as provided in the Certificate of Designation). The outstanding shares of Series B Preferred Stock are convertible into an aggregate 27,777,778 shares of Common Stock. The Series B Preferred Stock does not contain any price-based anti-dilution protection. The Series B Preferred Stock is convertible at any time at the option of the holder, except that a holder will be prohibited from converting shares of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 9.98% of the total number of shares of Common Stock then issued and outstanding, which percentage may be increased or decreased on sixty-one (61) days’ notice from the holder of Series B Preferred Stock to the Company.

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

During the nine months ended September 30, 2018, a cumulative total of 1,900 shares of Series B Preferred Stock from various holders were converted into 10,555,556 shares of Common Stock. As of September 30, 2018, 3,100 shares of Series B Preferred Stock are outstanding.

The Series B Preferred Stock issued in May 2018 contained a contingent beneficial conversion feature (“BCF”) that was recognized during the three and nine months ending September 30, 2018 upon the August 2018 stockholder approval, which eliminated the contingency. The conversion feature is not a separate unit of account requiring bifurcation. The Company evaluated its convertible preferred stock in accordance with provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the Series B Preferred Stock generated a BCF, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. As a result, $12.5 million was recorded as a reduction to additional paid-in capital, increasing net loss attributable to the Company Common stockholders.

The Company recognized the BCF of the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the conversion price per share and the fair value of common stock per share on the commitment date, totaling $12.5 million, as after shareholder approval the convertible preferred stock may be converted immediately. This one-time, non-cash charge impacted net loss attributable to common stockholders and net loss per share for the three and nine month periods ended September 30, 2018.

Common Stock

On August 2, 2018, in connection with the Company’s 2018 Annual Meeting of Stockholders, the Company’s stockholders approved, among other matters, to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 125,000,000.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

10. Stockholders’ equity (continued):

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

Expected term of warrants granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. A cumulative total of 2,136,020 shares underlying warrants to purchase Common Stock are outstanding as of September 30, 2018 with a weighted average exercise price of $2.60 per share.

11. Earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Net (loss) income	$(6,380)	$(11,951)	$(26,859)	$21,495
Less deemed dividend related to beneficial conversion feature on Series B Preferred Stock	(12,500)	—	(12,500)	—
Net (loss) income attributable to common stockholders, basic	$(18,880)	$(11,951)	$(39,359)	$21,495

Weighted average common shares outstanding	64,900,007	55,604,708	60,599,456	55,170,569

Basic (loss) income per common share	$(0.29)	$(0.21)	$(0.65)	$0.39

Diluted:
Effect of dilutive securities:
Net (loss) income attributable to common stockholders, diluted	$(18,880)	$(11,951)	$(39,359)	$21,495

Weighted average common shares outstanding	64,900,007	55,604,708	60,599,456	55,170,569
Effect of dilutive options and warrants	—	—	—	1,033,789

Diluted weighted average common shares outstanding	64,900,007	55,604,708	60,599,456	56,204,358

Diluted (loss) income per common share	$(0.29)	$(0.21)	$(0.65)	$0.38

Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. In addition to the weighted average shares of Common Stock outstanding, common equivalent shares from stock options, RSUs, warrants and preferred shares using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the three months ended September 30, 2018 and 2017, outstanding stock options, RSUs, warrants and preferred shares of 25,745,108 and 9,638,211, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. During the nine months ended September 30, 2018 and 2017, outstanding stock options, RSUs, warrants and preferred shares of 18,917,774 and 5,230,179, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. Included in the three and nine months ended September 30, 2018 are the Series B shares as converted to common stock.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

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

Litigation related to BELBUCA®

On January 13, 2017, Aquestive filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ‘167 Patent. In lieu of answering the complaint, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. On July 25, 2017, the New Jersey Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. This case was later transferred to the Delaware District Court. On October 31, 2017, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. On October 16, 2018, denying the motion to dismiss as moot, the Delaware District Court granted the Company’s motion to transfer the case to the EDNC. The case is now pending in the EDNC. The Company strongly refutes as without merit Aquestive’s assertion of patent infringement and will vigorously defend the lawsuit.

Teva Pharmaceuticals USA (formerly Actavis)

The Company received notices regarding Paragraph IV certifications from Teva on November 8, 2016, November 10, 2016, and December 22, 2016, seeking to find invalid two Orange Book listed patents relating specifically to BELBUCA®. The Paragraph IV certifications related to three ANDAs filed by Teva with the FDA for a generic formulation of BELBUCA®. The patents subject to Teva’s certification were U.S. Patent No. 7,579,019 (the “‘019 Patent”) and U.S. Patent No. 8,147,866 (the “‘866 Patent”). Under the Hatch-Waxman Amendments, after receipt of a valid Paragraph IV notice, the Company brought a patent infringement suit in federal district court against Teva USA within 45 days from the date of receipt of the certification notice. The Company filed complaints in Delaware against Teva on December 22, 2016 and February 3, 2017, thus the Company was entitled to receive a 30 month stay on the FDA’s ability to give final approval to any proposed products that reference BELBUCA®. The 30-month stay was expected to preempt any final approval by the FDA on Teva’s ANDA Nos. 209704 and 209772 until at least May of 2019 and for Teva’s ANDA No. 209807 until at least June of 2019.

In February 2018, the Company announced that it had entered into a settlement agreement with Teva that resolved the Company’s BELBUCA® patent litigation against Teva pending in the U.S. District Court for the District of Delaware. As part of the settlement

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

12. Commitments and contingencies (continued):

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

Alvogen

On September 7, 2018, the Company filed a complaint for patent infringement in Delaware against Alvogen Pb Research & Development LLC, Alvogen Malta Operations Ltd., Alvogen Pine Brook LLC, Alvogen, Incorporated, and Alvogen Group, Incorporated (collectively, “Alvogen”), asserting that Alvogen infringes the Company’s Orange Book listed patents for BELBUCA®, including U.S. Patent Nos. 8,147,866 and 9,655,843, both expiring in July of 2027, and U.S. Patent No. 9,901,539, expiring in December of 2032. This complaint follows receipt by the Company on July 30, 2018 of a Paragraph IV Patent Certification from Alvogen stating that Alvogen had filed an ANDA with the FDA for a generic version of BELBUCA® Buccal Film (75 mcg, 150 mcg, 300 mcg, 450 mcg, 600 mcg, 750 mcg and 900 mcg). Because the Company initiated a patent infringement suit to defend the patents identified in the Paragraph IV notice within 45 days after receipt of the Paragraph IV Certification, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the case that each of the patents is not infringed or invalid. Alvogen’s notice letter also does not provide any information on the timing or approval status of its ANDA.

In its Paragraph IV Certification, Alvogen does not contest infringement of at least several independent claims of each of the ’866, ’843, and ’539 patents. Rather, Alvogen advances only invalidly arguments for these independent claims. The Company believes that it will be able to prevail on its claims of infringement of these patents, particularly as Alvogen does not contest infringement of certain claims of each patent. Additionally, as the Company has done in the past, it intends to vigorously defend its intellectual property against assertions of invalidity. Each of the three patents carry a presumption of validity, which can only be overcome by clear and convincing evidence.

2018 Arkansas Opioid Litigation

On March 15, 2018, the State of Arkansas, and certain counties and cities in that State, filed an action in the Circuit Court of Arkansas, Crittenden County against multiple manufacturers, distributors, retailers, and prescribers of opioid analgesics, including our Company. The Company was served with the complaint on April 27, 2018. The complaint specifically alleged that the Company licensed its branded fentanyl buccal soluble film ONSOLIS® to Collegium Pharmaceutical Inc. (“Collegium”), and Collegium is also named as a defendant in the lawsuit. ONSOLIS® is not presently sold in the United States and the license agreement with Collegium was terminated prior to Collegium launching ONSOLIS® in the United States. Therefore, on June 28, 2018, the Company moved to dismiss the case against them and on July 6, 2018, the plaintiffs filed a notice to voluntarily dismiss the Company from the Arkansas case, without prejudice.

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

Third Quarter and Recent Highlights

•

On August 2, 2018, in connection with our 2018 Annual Meeting of Stockholders, our stockholders approved, among other matters, (i) to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 125,000,000; and (ii) to ratify the newly designated sale of our 5,000 shares of Series B Preferred Stock, par value $0.001 per share, and to approve the issuance of Common Stock issuable upon the conversion of the Series B Preferred Stock as required by and in accordance with NASDAQ Marketplace Rule 5635(d).

•

On August 15, 2018, we announced that a leading U.S. pharmacy benefit manager had added BELBUCA® to its national preferred formulary list effective August 15, 2018. Under this preferred access plan, over 20 million covered lives will now have easier access to this important treatment option for chronic pain and will no longer need to go through a step through process. The addition of this plan expands the total number of lives with preferred access for BELBUCA® to over 75 million.

•

On October 29, 2018, we announced the appointment of James Vollins as General Counsel and member of our Executive Leadership Team effective November 5, 2018. Mr. Vollins will also serve as our Chief Compliance Officer and Corporate Secretary. We also announced the retirement of Ernest R. DePaolantonio, Chief Financial Officer and Corporate Secretary, which is expected to occur by mid-2019. And lastly, we announced the enhanced title of Scott Plesha to President and Chief Commercial Officer of the Company.

•

On November 1, 2018, we announced that a leading U.S. pharmacy benefit manager had added BELBUCA® to their national preferred formulary list. More than 100 million covered lives now have preferred access to BELBUCA®.

Our Products and Related Trends

Our product portfolio currently consists of four products. As of the date of this report, three products are approved by the FDA and one is development. Three of these four products utilize our patented BEMA® thin film drug delivery technology.

•

BELBUCA® is indicated for the management of chronic pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. This product was originally licensed on a worldwide basis to Endo. On October 26, 2015, we announced with Endo that the FDA approved BELBUCA®. BELBUCA® was launched by Endo in February 2016. On December 7, 2016, we entered into an agreement with Endo terminating Endo’s licensing of rights for BELBUCA®. This followed a strategic decision made by Endo to discontinue commercial efforts in the branded pain business. On January 6, 2017, we announced the closing of the transaction to reacquire the license to BELBUCA® from Endo. As a result, the worldwide rights to BELBUCA® were transferred back to us. Behind a revised commercialization plan, we are leveraging our existing sales force to capitalize on commercial synergies with BUNAVAIL®. This effort is a focused commercial approach targeting identified healthcare providers which we believe create the potential to incrementally grow BELBUCA® sales without the requirement for significant resources. We also will explore other options for longer-term growth for BELBUCA®. In mid-February 2017, we completed the expansion and training of our sales force, allowing for promotion of BELBUCA® to commence in full in late February. We further expanded our sales force beginning in January 2018 and again in September to support the commercialization efforts. BELBUCA® and BUNAVAIL® are currently supported by a field force of approximately 113 sales representatives, thirteen regional sales managers and two area directors. As previously disclosed, the launch has been more challenging because of the increased scrutiny over the prescribing of opioids that is driven by the Centers for Disease Control and Prevention guidelines issued in March 2016. The difference that BELBUCA® as Schedule III offers over Schedule II opioids, such as oxycodone, hydrocodone, morphine, etc., include higher safety index, lower addiction, diversion and abuse risks accompanied by a dose-ceiling effect on respiratory depression, but not on analgesia. The approval of BELBUCA® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BELBUCA® on QT prolongation (i.e. an abnormal lengthening of the heartbeat). Also required is a study assessing the safety and efficacy of BELBUCA® in pediatric patients and participation in a consortium with other holders of NDAs for long-acting opioids to assess and better understand the risk of abuse, misuse, addiction and overdose with opioids. Prescription sales of BELBUCA® have significantly increased since promotion began.

•

BUNAVAIL® was approved by the FDA in June 2014 and is indicated for the treatment of opioid dependence. BUNAVAIL® uses our BEMA® technology combined with buprenorphine in tandem with naloxone, an opioid antagonist. We are commercializing BUNAVAIL® ourselves and launched the product during the fourth quarter of 2014. We have been actively engaged in efforts to optimize our commercialization of BUNAVAIL® with particular emphasis in 2016 on better aligning costs with revenue and reducing spending. We will seek to continue to manage our BUNAVAIL® business by focusing sales efforts on those healthcare providers who have been prescribers of BUNAVAIL®. And we will continue to use published data demonstrating “diversion” (i.e., the illicit use of a legally prescribed controlled substance) associated with the market leader’s product and highlight the other attributes of BUNAVAIL® as we seek to win additional managed care contracts. We also believe there will be an opportunity to introduce more patients to BUNAVAIL® with the lifting of the long-standing limit on the number of buprenorphine-treated patients per practitioner from 100 to 275 (as outlined in the final ruling under the Drug Addiction Treatment Act of 2000 (DATA 2000) and effective on October 27, 2016), and a more recent legislation allowing nurse practitioners and physician assistants to prescribe buprenorphine for opioid dependence. We will continue to closely monitor commercial efforts and seek to increase revenue and profitability, as well as evaluate all options available to preserve the long-term prospects for and maximize the value of BUNAVAIL®. Separately, as with all other buprenorphine-containing products for opioid dependence, the approval of BUNAVAIL® carries a standard post-approval requirement by the FDA to conduct a study to determine the effect of BUNAVAIL® on QT prolongation.

•

ONSOLIS® is approved in the U.S., the EU (where it is marketed as BREAKYL™) and Taiwan (where it is marketed as PAINKYL™), for the management of breakthrough pain in opioid tolerant adult patients with cancer. ONSOLIS® utilizes our BEMA® thin film drug delivery technology in combination with fentanyl. The commercial rights to ONSOLIS ® were originally licensed to Meda, a subsidiary of Mylan N.V., in 2006 and 2007 for all territories worldwide except for Taiwan (where it is licensed to TTY) and South Korea. The marketing authorization for ONSOLIS® was returned to us in early 2015 as part of an assignment and revenue sharing agreement with Meda for the United States, Canada and Mexico. Such agreement also facilitated the approval of a new formulation of ONSOLIS® in the U.S. We are currently assessing our commercial options for ONSOLIS®. On January 27, 2015, we announced that we had entered into an assignment and revenue sharing agreement with Meda to return to us the marketing authorizations for ONSOLIS® for the U.S. and the right to seek marketing authorizations for ONSOLIS® in Canada and Mexico. On May 11, 2016, we announced the signing of a licensing agreement under which we granted the exclusive rights to commercialize ONSOLIS® in the U.S. to Collegium. Under terms of the agreement, Collegium was responsible for the manufacturing, distribution, marketing and sales of ONSOLIS® in the U.S. Meda continues to commercialize ONSOLIS® under the brand name BREAKYL™ in the E.U. However, on December 8, 2017, Collegium provided us the required 90-day notice regarding termination of the license and development agreement for ONSOLIS® between us and Collegium. The license and development agreement for ONSOLIS® between us and Collegium formally ended on March 8, 2018. Previous efforts to extend our supply agreement with our original ONSOLIS® manufacturer Aveva, who was subsequently acquired by Apotex, were unsuccessful and the agreement expired. However, an alternate supplier was identified and data to support qualification of the new manufacturer was submitted to the FDA in June 2018. On October 22, 2018, we received notification of FDA’s approval of the regulatory submission and the new ONSOLIS® manufacturer. We are currently assessing options to commercialize ONSOLIS® including partnership or introducing ONSOLIS® utilizing the company’s existing pain sales force.

•

Buprenorphine Extended Release Injection is in development as an injectable, extended-release, microparticle formulation of buprenorphine for the treatment of opioid dependence and chronic pain, the rights to which we secured when we entered into a definitive development and exclusive license option agreement from Evonik in October 2014. In 2015, we completed initial development work and preclinical studies which have resulted in the identification of a formulation we believe can provide 30 days of continuous buprenorphine treatment. We submitted an Investigational New Drug application (“IND”) for this product candidate to the FDA in December 2016.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

Product Sales. We recognized $13.8 million and $8.1 million in product sales during the three months ended September 30, 2018 and 2017, respectively. The increase is principally due to increased BELBUCA® product sales from the utilization of managed care wins and the expansion of our salesforce in 2018.

Product Royalty Revenues. We recognized $0.4 million and $1.4 million in product royalty revenue during the three months ended September 30, 2018 and 2017, respectively. Of the amounts, $0.4 million and $0.9 million, respectively, can be attributed to royalties on net sales of BREAKYL™ under our license agreement with Meda. We also recognized $0.5 million in PAINKYL™ royalty revenue in each of the respective three months ended September 30, 2017, under our license agreement with TTY. The revenue decrease is principally due to lower BREAKYL™ and PAINKYL™ royalty revenue during the three months ended September 30, 2018 as compared to September 30, 2017 because of delay in shipments of BREAKYL™ in the EU and PAINKYL™ in Taiwan which will occur in the fourth quarter 2018.

Research and Development Reimbursements. We recognized $0.5 million of reimbursable revenue related to our former agreement with Collegium Pharmaceutical Inc. (“Collegium”) during the three months ended September 30, 2017. There was no such revenue recognized during the same period ended September 30, 2018, as Collegium terminated their agreement December 2017, which was effective March 2018.

Contract Revenues. We recognized $0.015 million and $0.08 million in contract revenues during the three months ended September 30, 2018 related to our license agreements with Purdue Canada (“Purdue”) and TTY, respectively. We recognized $1.2 million in contract revenue during the three months ended September 30, 2017 upon execution of our license agreement with Purdue.

Cost of Sales. We incurred $3.8 million and $4.4 million in cost of sales during the three months ended September 30, 2018 and 2017, respectively. Cost of sales during the three months ended September 30, 2018 was related primarily to BELBUCA® and BUNAVAIL®, which included $3.3 million of product cost and depreciation. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC IV, LLC (“CDC”). Cost of sales during the three months ended September 30, 2018 also included $0.1 million related to BREAKYL™ and PAINKYL™. Cost of sales during the three months ended September 30, 2017 was related primarily to BELBUCA® and BUNAVAIL®, which included $2.8 million of product cost, royalties paid and depreciation, and $0.7 million of fair value of the inventory purchased related to the BELBUCA® reacquisition. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC. Cost of sales during the three months ended September 30, 2017 also included $0.5 million related to BREAKYL™ and PAINKYL™.

Selling, General and Administrative Expenses. During the three months ended September 30, 2018 and 2017, general and administrative expenses totaled $13.5 million and $14.9 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA® and BUNAVAIL®, legal, accounting and management wages, and consulting and professional fees, travel costs, amortization and stock compensation expenses. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet. The decrease in selling, general and administrative expenses during 2018 can be primarily attributed to the settlement of the Teva lawsuit which reduced legal costs and the retirement of company executives which reduced stock compensation expenses.

During the three months ended September 30, 2018 and 2017, selling, general and administrative expenses included $0.9 million and $3.7 million of stock compensation expenses, respectively. This is primarily composed of restricted stock unit expense for our executive management and board of directors. Also included in each of the three months ended September 30, 2018 and 2017 is amortization expense of $1.1 million for the intangible related to the BELBUCA® reacquisition.

Interest expense. During the three months ended September 30, 2018, we had net interest expense of $2.6 million, consisting of $1.4 million of scheduled interest payments, $0.9 million of related amortization of discount and loan costs and $0.3 million of warrant interest expense. During the three months ended September 30, 2017, we had net interest expense of $1.9 million, consisting of $1.4 million of scheduled interest payments, $0.3 million of related amortization of discount and loan costs and $0.2 million of warrant interest expense, all related to the February 2017 CRG Term Loan Agreement.

Comparison of the nine months ended September 30, 2018 and 2017

Product Sales. We recognized $34.4 million and $23.8 million in product sales during the nine months ended September 30, 2018 and 2017, respectively. The increase is principally due to increased BELBUCA® product sales from the utilization of managed care wins and the expansion of our salesforce in 2018. Also included in the product sales during the nine months ended September 30, 2017 is $1.7 million of revenue recorded because of changing to the sell-in method as of January 1, 2017.

Product Royalty Revenues. We recognized $2.2 million and $3.7 million in product royalty revenue during the nine months ended September 30, 2018 and 2017, respectively. Of the amounts, $1.3 million and $2.1 million, respectively, can be attributed to royalty revenue from BREAKYL™ under our license agreement with Meda. We recognized $0.9 million in each of the nine months ended September 30, 2018 and 2017 in PAINKYL™ royalty revenue under our license agreement with TTY. We also recognized $0.7 million in milestones related to our agreement with Endo during the nine months ended September 30, 2017. The revenue decrease is principally due to lower BREAKYL™ and PAINKYL™ royalty revenue during the nine months ended September 30, 2018 as compared to September 30, 2017 because of delay in shipments of BREAKYL™ in the EU and PAINKYL™ in Taiwan which will occur in the fourth quarter 2018.

Research and Development Reimbursements. We recognized $0.8 million of reimbursable revenue related to our agreement with Collegium during the nine months ended September 30, 2017. There was no such revenue recognized during the same period ended September 30, 2018, as Collegium terminated their agreement December 2017, which was effective March 2018.

Contract Revenues. We recognized $1.0 million in contract revenue during the nine months ended September 30, 2018 related to our license agreement with Purdue, which was for the Canadian commercial launch and related milestones. We recognized $20.0 million of deferred revenue during the nine months ended September 30, 2017. The $20.0 million recognized in 2017 was received in November 2015 as partial payment from Endo for the BELBUCA® NDA approval. This amount was deferred upon receipt because it was contingently refundable to Endo if a third-party generic product was introduced in the U.S. during the patent extension period from 2020 to 2027. However, we entered into a Termination Agreement with Endo on December 7, 2016 which terminated the BELBUCA® license to Endo effective January 6, 2017 and such deferred revenue was recognized. We also recognized $1.2 million in contract revenue during the nine months ended September 30, 2017 related to our license agreement with Purdue.

Cost of Sales. We incurred $11.8 million and $14.3 million in cost of sales during the nine months ended September 30, 2018 and 2017, respectively. Cost of sales during the nine months ended September 30, 2018 was $9.9 million for both BELBUCA® and BUNAVAIL®. Additionally, we paid a total of $1.1 million in quarterly minimum and royalty payments to CDC. Cost of sales during the nine months ended September 30, 2018 also includes $0.8 million related to BREAKYL™ and PAINKYL™. Cost of sales during the nine months ended September 30, 2017 was $9.5 million for both BELBUCA® and BUNAVAIL®. Such product costs include manufacturing, royalties and depreciation and $2.8 million of fair value of the inventory purchased related to the BELBUCA® reacquisition. Additionally, we paid a total of $1.1 million in quarterly minimum and royalty payments to CDC. Cost of sales during the nine months ended September 30, 2017 also includes $0.9 million related to BREAKYL™ and PAINKYL™.

Selling, General and Administrative Expenses. During the nine months ended September 30, 2018 and 2017, general and administrative expenses totaled $41.0 million and $44.1 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA® and BUNAVAIL®, management wages and stock-based compensation, legal, accounting and other professional fees, travel costs, and the amortization of our intangible assets including the license and distribution rights from the reacquisition of BELBUCA® as noted above. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet. The decrease in selling, general and administrative expenses during 2018 can be primarily attributed to the settlement of the Teva lawsuit which reduced legal costs and the retirement of company executives which reduced stock compensation expenses.

During the nine months ended September 30, 2018 and 2017, selling, general and administrative expenses included $3.8 million and $8.9 million of stock compensation expenses, respectively. This is primarily composed of restricted stock unit expense for our executive management and board of directors. Also included in each of the nine months ended September 30, 2018 and 2017 is amortization expense of $3.4 million for the intangible related to the BELBUCA® reacquisition.

Interest expense. During the nine months ended September 30, 2018, we had net interest expense of $7.6 million, consisting of $4.6 million of scheduled interest payments, $2.2 million of related amortization of discount and loan costs and $0.8 million of warrant interest expense. During the nine months ended September 30, 2017, we had net interest expense of $6.7 million, consisting of $2.9 million of scheduled interest payments and $0.8 million of related amortization of discount and loan costs and $0.4 million of warrant interest expense all related to the February 2017 CRG Term Loan Agreement. In addition, we had remaining $0.9 million of scheduled interest payments and $1.4 million of related amortization of discount, loan costs and loan pay off and $0.2 million of warrant interest expense all related to the July 2013 secured loan facility from MidCap, which was paid off with the CRG term loan.

Revenues

The following table summarizes net product sales for the three and nine-month periods ended September 30 in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
BELBUCA®	$12,358	$6,437	$30,128	$17,554
% of net product sales	90%	79%	88%	74%
BUNAVAIL®	1,405	1,681	4,239	6,224
% of net product sales	10%	21%	12%	26%

Net product sales	$13,763	$8,118	$34,367	$23,798

Expenditures for Research and Development Programs

Our research and development expenditures for our approved products and product candidates as of September 30 are as follows in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative through September 30,
	2018	2017	2018	2017	2018
BELBUCA®	$621	$126	$3,082	$733	$125,779
BUNAVAIL®	41	702	312	2,474	41,197
ONSOLIS®	62	1,118	536	1,744	3,590
Buprenorphine Depot Injection	(28)	(6)	94	1,015	9,879
Clonidine Topical Gel*	3	46	14	280	27,533

*	Clonidine Topical Gel product candidate was discontinued in December 2016. Expenses thereafter consist of the winding down of the product candidate which includes allocated wages and compensation.

Non-GAAP (Loss) Income and Earnings Per Common Share:

Non-GAAP (loss) income and EPS are alternative views of our performance that we are providing because management believes this information enhances investors’ understanding of our results as it permits investors to understand how management assesses performance. Non-GAAP (loss) income and EPS excludes certain one-time items because of the nature of the item and the impact that is has on the analysis of underlying business performance and trends. In the presentation of non-GAAP (loss) income and EPS below, we have excluded the Series B Preferred Stock beneficial conversion feature, which was approved in August 2018, as it is non-recurring. This excluded item is a significant component in understanding and assessing financial performance. Non-GAAP (loss) income and EPS is an important internal measure for our Company. Senior management receives a monthly analysis of operating results that includes non-GAAP (loss) income and EPS. Management uses these measures internally for planning and forecasting purposes and to measure the performance of our Company along with other metrics. Since non-GAAP (loss) income and EPS are not measures determined in accordance with GAAP, it has no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies. The non-GAAP (loss) income and EPS measures should be considered in addition to, but not as a substitute for or superior to, (loss) income and EPS prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Reconciliations to most directly comparable U.S. GAAP financial measures:

The following table reconciles net (loss) income and the numerators and denominators of the basic and diluted earnings per common share computations (in thousands, except share and per share data) under GAAP to a Non-GAAP basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Net (loss) income under GAAP	$(18,880)	$(11,951)	$(39,359)	$21,495
Adjustment to beneficial conversion feature of convertible preferred stock	12,500	—	12,500	—
Net (loss) income attributable to common stockholders’ Non-GAAP	(6,380)	(11,951)	(26,859)	21,495
Weighted average common shares outstanding	64,900,007	55,604,708	60,599,456	55,170,569

Basic (loss) income per common share	$(0.10)	$(0.21)	$(0.44)	$0.39

Diluted:
Effect of dilutive securities:
Net (loss) income under GAAP	$(18,880)	$(11,951)	$(39,359)	$21,495
Adjustment to beneficial conversion feature of convertible preferred stock	12,500	—	12,500	—
Net (loss) income attributable to common stockholders’ Non-GAAP	(6,380)	(11,951)	(26,859)	21,495

Weighted average common shares outstanding	64,900,007	55,604,708	60,599,456	55,170,569
Effect of dilutive options and warrants	—	—	—	1,033,789

Diluted weighted average common shares outstanding	64,900,007	55,604,708	60,599,456	56,204,358

Diluted (loss) income per common share	$(0.10)	$(0.21)	$(0.44)	$0.38

The following table reconciles GAAP diluted EPS to Non-GAAP diluted EPS for the three and nine months ended September 30, 2018 and 2017 follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Diluted EPS under GAAP	$(0.29)	$(0.21)	$(0.65)	$0.38
Diluted EPS adjustment to beneficial conversion feature of convertible preferred stock	0.19	—	0.21	—

Diluted EPS Non-GAAP	$(0.10)	$(0.21)	$(0.44)	$0.38

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

At September 30, 2018, we had cash of approximately $49.5 million. We used $18.3 million of cash in operations during the nine months ended September 30, 2018 and had stockholders’ equity of $35.6 million, versus stockholders’ equity of $8.9 million at December 31, 2017. We believe that we have sufficient current cash to manage the business as currently planned into the second quarter of 2020, which would provide sufficient capital necessary to support the continued commercialization of BELBUCA® and BUNAVAIL®.

Additional capital may be required to support the continued commercialization of our BELBUCA® and BUNAVAIL® products, the reformulation project for and the anticipated commercial relaunch of ONSOLIS®, the potential continued development of Buprenorphine Extended Release Injection or other products which may be acquired or licensed by us, and for general working capital requirements. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all, which could leave our company without adequate capital resources.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2018 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,386	$348	$725	$313	$—
Secured loan facility*	66,315	—	—	66,315	—
Interest on secured loan facility*	25,161	5,663	5,883	13,615	—
Minimum royalty expenses**	13,125	1,125	3,000	3,000	6,000
Purchase obligations***	1,508	493	1,015	—	—

Total contractual cash obligations	$107,495	$7,629	$10,623	$83,243	$6,000

*

Assumes no events of default have occurred and we elect to defer 3.5% of the scheduled quarterly interest payments through December 31, 2020 as paid-in-kind interest as provided for in the amendments to the loan agreement with CRG.

**

Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales. The minimum payment is $0.4 million per quarter or $1.5 million per year until patent expiry on July 23, 2027.

***	Purchase obligations represent an agreement for the supply of active pharmaceutical ingredient for use in production.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation related to BELBUCA®

On January 13, 2017, Aquestive filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA® infringes the ‘167 Patent. In lieu of answering the complaint, we filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. On July 25, 2017, the New Jersey Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. This case was later transferred to the Delaware District Court. On October 31, 2017 we filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. On October 16, 2018, denying the motion to dismiss as moot, the Delaware District Court granted our motion to transfer the case to the EDNC. The case is now pending in the EDNC. We strongly refute as without merit Aquestive’s assertion of patent infringement and will vigorously defend the lawsuit.

Teva Pharmaceuticals USA (formerly Actavis)

On February 8, 2016, we received a notice relating to a Paragraph IV certification from Teva Pharmaceuticals USA (“Teva”) (formerly Actavis) seeking to find invalid three Orange Book listed patents relating specifically to BUNAVAIL®. The Paragraph IV certification related to an Abbreviated New Drug Application (the “ANDA”) filed by Teva with the U.S Food and Drug Administration (“FDA”) for a generic formulation of BUNAVAIL®. The patents subject to Teva’s certification were U.S. Patent No. 7,579,019 (the “‘019 Patent”), U.S. Patent No. 8,147,866 (the “‘866 Patent”) and 8,703,177 (the “‘177 Patent”).

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

Alvogen

On September 7, 2018, we filed a complaint for patent infringement in Delaware against Alvogen Pb Research & Development LLC, Alvogen Malta Operations Ltd., Alvogen Pine Brook LLC, Alvogen, Incorporated, and Alvogen Group, Incorporated (collectively, “Alvogen”), asserting that Alvogen infringes our Orange Book listed patents for BELBUCA®, including U.S. Patent Nos. 8,147,866 and 9,655,843, both expiring in July of 2027, and U.S. Patent No. 9,901,539, expiring in December of 2032. This complaint follows receipt by us on July 30, 2018 of a Paragraph IV Patent Certification from Alvogen stating that Alvogen had filed an ANDA with the FDA for a generic version of BELBUCA® Buccal Film (75 mcg, 150 mcg, 300 mcg, 450 mcg, 600 mcg, 750 mcg and 900 mcg). Because we initiated a patent infringement suit to defend the patents identified in the Paragraph IV notice within 45 days after receipt of the Paragraph IV Certification, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the case that each of the patents is not infringed or invalid. Alvogen’s notice letter also does not provide any information on the timing or approval status of its ANDA.

In its Paragraph IV Certification, Alvogen does not contest infringement of at least several independent claims of each of the ’866, ’843, and ’539 patents. Rather, Alvogen advances only invalidly arguments for these independent claims. We believe that we will be able to prevail on our claims of infringement of these patents, particularly as Alvogen does not contest infringement of certain claims of each patent. Additionally, as we have done in the past, we intend to vigorously defend our intellectual property against assertions of invalidity. Each of the three patents carry a presumption of validity, which can only be overcome by clear and convincing evidence.

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

Item 1A.	Risk Factors.

No update.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

3.1	Certificate of Amendment to the Company’s Certificate of Incorporation to declassify board of directors, clarify voting standards and increase the number of authorized shares, dated August 6, 2018 (1)

10.1	Conditional Offer of Employment, dated July 20, 2018, between the Company and Thomas Smith *

10.2	Form of Incentive Stock Option Agreement under the 2011 Equity Incentive Plan.*

10.3	Form of Nonqualified Stock Option Agreement for Company Employees under the 2011 Equity Incentive Plan*

10.4	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2011 Equity Incentive Plan*

10.5	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Equity Incentive Plan*

10.6	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Equity Incentive Plan*

10.7	Form of Performance Restricted Stock Unit Award Agreement for Company Employees under the 2011 Equity Incentive Plan*

31.1	Certification of Principal Executive Officer Pursuant To Sarbanes-Oxley Section 302. (*)

31.2	Certification of Principal Financial Officer Pursuant To Sarbanes-Oxley Section 302. (*)

32.1	Certification Pursuant To 18 U.S.C. Section 1350. (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350. (*)

101.ins	XBRL Instance Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Calculation Linkbase Document.

101.def	XBRL Taxonomy Definition Linkbase Document.

101.lab	XBRL Taxonomy Label Linkbase Document.

101.pre	XBRL Taxonomy Presentation Linkbase Document.

*

Filed herewith, a signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2018.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.
Date: November 8, 2018

	By:	/s/ Herm Cukier
Herm Cukier
Chief Executive Officer and Director (Principal Executive Officer)
Date: November 8, 2018

	By:	/s/ Ernest R. De Paolantonio
Ernest R. De Paolantonio
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

S-1