Form 10-Q
period 2019-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2019-05-06
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	BDSI	The Nasdaq Capital Market

As of May 6, 2019, there were 87,418,253 shares of company Common Stock issued and 87,402,762 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

Certifications

We own various trademark registrations and applications, and unregistered trademarks, including BioDelivery Sciences International, Inc., BEMA, BELBUCA, BUNAVAIL, ONSOLIS and our corporate logo. We have an exclusive license to use and display the Symproic registered trademark in order to commercialize Symproic in the United States. All other trade names, trademarks and service marks of other companies appearing in this prospectus are the property of their respective holders. Solely for convenience, the trademarks and trade names in this prospectus may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

From time to time, we may use our website, our Facebook page at Facebook.com/BioDeliverySI and on Twitter at @BioDeliverySI to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.bdsi.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page and our Twitter posts are not incorporated into, and does not form a part of, this Quarterly Report.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$41,329	$43,822
Accounts receivable, net	16,008	13,627
Inventory, net	7,259	5,406
Prepaid expenses and other current assets	2,970	3,188

Total current assets	67,566	66,043
Property and equipment, net	3,952	3,072
Goodwill	2,715	2,715
BELBUCA license and distribution rights, net	34,875	36,000
Other intangible assets, net	539	703

Total assets	$109,647	$108,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,484	$21,539

Total current liabilities	23,484	21,539
Notes payable, net	52,286	51,652
Other long-term liabilities	6,355	5,600

Total liabilities	82,125	78,791
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock. $.001 par value, 2,093,155 shares outstanding at both March 31, 2019 and December 31, 2018, respectively; Series B Non-Voting Convertible Preferred Stock, $.001 par value, 2,400 and 3,100 shares outstanding at March 31, 2019 and December 31, 2018, respectively.	2	2
Common Stock, $.001 par value; 125,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; 75,333,254 and 75,793,725 shares issued;75,317,763 and 70,778,234 shares outstanding at March 31, 2019 and December 31, 2018, respectively.	74	71
Additional paid-in capital	382,614	381,004
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(355,121)	(351,288)

Total stockholders’ equity	27,522	29,742

Total liabilities and stockholders’ equity	$109,647	$108,533

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product sales	$19,759	$9,838
Product royalty revenues	2	440
Contract revenue	8	1,003

Total revenues	19,769	11,281

Cost of sales	4,052	3,415

Expenses:
Research and development	—	2,484
Selling, general and administrative	16,989	13,505

Total expenses	16,989	15,989

Loss from operations	(1,272)	(8,123)

Interest expense, net	(2,561)	(2,505)
Other expense, net	—	(7)

Loss before income taxes	$(3,833)	$(10,635)

Income tax expense	—	(74)

Net loss attributable to common stockholders	$(3,833)	$(10,709)

Basic and diluted:
Weighted average common stock shares outstanding	71,344,831	58,062,997

Basic and diluted loss per share	$(0.05)	$(0.18)

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2019	2,093,155	$2	3,100	$—	70,793,725	$71	$381,004	$(47)	$(351,288)	$29,742

Stock-based compensation	—	—	—	—	—	—	1,141	—	—	1,141
Stock option exercises	—	—	—	—	150,275	—	472	—	—	472
Restricted stock awards	—	—	—	—	500,366	(1)	1	—	—	—
Series B conversion to Common Stock	—	—	(700)	—	3,888,888	4	(4)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(3,833)	(3,833)

Balances, March 31, 2019	2,093,155	$2	2,400	$—	75,333,254	$74	$382,614	$(47)	$(355,121)	$27,522

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2018	2,093,155	$2	—	$—	55,904,072	$56	$313,922	$(47)	$(305,056)	$8,877

Stock-based compensation	—	—	—	—	—	—	2,921	—	—	2,921
Stock option exercises	—	—	—	—	63,295	—	130	—	—	130
Restricted stock awards	—	—	—	—	1,038,957	1	(1)	—	—	—
Common stock issuance upon retirement	—	—	—	—	1,640,198	2	(2)	—	—	—
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	(10,709)	(10,709)

Balances, March 31, 2018	2,093,155	$2	—	$—	58,646,522	$59	$316,970	$(47)	$(315,630)	$1,354

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(3,833)	$(10,709)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	85	230
Accretion of debt discount and loan costs	634	625
Amortization of intangible assets	1,289	1,289
Provision (benefit) for inventory obsolescence	149	(66)
Stock-based compensation expense	1,141	2,921
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,381)	864
Inventories	(2,002)	716
Prepaid expenses and other assets	218	782
Accounts payable and accrued expenses	1,814	(3,413)

Net cash flows from operating activities	(2,886)	(6,761)

Investing activities:
BELBUCA acquisition	—	(1,951)
Purchase of equipment	—	(73)
Disposal of property and equipment	(79)	—

Net cash flows from investing activities	(79)	(2,024)

Financing activities:
Proceeds from exercise of stock options	472	130
Payment of deferred financing fees	—	(450)

Net cash flows from (used in) financing activities	472	(320)

Net change in cash and cash equivalents	(2,493)	(9,105)
Cash and cash equivalents at beginning of period	43,822	21,195

Cash and cash equivalents at end of period	$41,329	$12,090

Cash paid for interest	$1,931	$1,880

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

1. Organization, basis of presentation and summary of significant policies:

Overview

BioDelivery Sciences International, Inc., together with its subsidiaries (collectively, the “Company”) is a rapidly growing commercial-stage specialty pharmaceutical company dedicated to patients living with chronic pain and associated conditions. The Company has built a portfolio of products that includes utilizing its novel and proprietary BioErodible MucoAdhesive (BEMA) drug-delivery technology to develop and commercialize new applications of proven therapies aimed at addressing important unmet medical needs. The Company commercializes in the United States using its own sales force while working in partnership with third parties to commercialize its products outside the United States.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2018. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of results for the full year or any other future periods.

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

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. The Company reserved $0.3 million and $0.2 million for inventory obsolescence as of March 31, 2019 and December 31, 2018, respectively.

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

•

Product royalty revenues-Product royalty revenue amounts are based on sales revenue of the PAINKYL product under the Company’s license agreement with TTY and the BREAKYL product under the Company’s license agreement with Meda AB, which was acquired by Mylan N.V. (which we refer to herein as Mylan). Product royalty revenues are recognized when control of the product is transferred to the license partner in an amount that reflects the consideration expected to be received. Supplemental sales-based product royalty revenue may also be earned upon the subsequent sale of the product at agreed upon contractual rates.

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

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales contracts have a single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s performance obligations are satisfied at a point in time. The multiple performance obligations are not allocated based off of the obligations but based off of standard selling price.

Adjustments to product sales

The Company recognizes product sales net of estimated allowances for rebates, price adjustments, returns, chargebacks, vouchers and prompt payment discounts. A significant majority of the Company’s adjustments to gross product revenues are the result of accruals for its commercial contracts, retail consumer subsidy programs, and Medicaid rebates.

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

The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include certain product incentives to pharmacy customers and other sales stocking allowances. The Company has voucher programs for BELBUCA and BUNAVAIL whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the current utilization and historical redemption rates as reported to the Company by a third-party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.

Prompt payment discounts-The Company typically offers its wholesale customers a prompt payment discount of 2% as an incentive to remit payments within a prescribed number of days after the invoice date depending on the customer and the products purchased.

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

Research and development

As of January 1, 2019, the Company has focused entirely on commercialized products rather than research and development. As such, there were no expenses incurred in research and development during the three months ended March 31, 2019. Research and development expense for the three months ended March 31, 2018 was $2.5 million.

Recent accounting pronouncements-adopted

On January 1, 2019, the Company adopted Topic 842, which is intended to improve financial reporting about leasing transactions. Under the standard, organizations that lease assets, referred to as “Lessees” shall recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In addition, the standard requires disclosures including financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The Company elected to use the practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company made an accounting policy election to account for leases with an initial term of 12 months or less similar to existing guidance for operating leases today. The Company recognized those lease payments in the condensed Consolidated Statements of Operations on a straight-line basis over the lease term. As of March 31, 2019, the Company has approximately $1.2 million in future minimum lease commitments. Under the new standard, the Company’s lease liability is based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability.

Upon adoption, the Company recorded the right-of-use lease assets of $0.9 million and liabilities of $1.0 million which were recorded in the condensed consolidated balance sheet on January 1, as summarized below.

The impact of the adoption of Topic 842 on the accompanying condensed Consolidated Balance Sheet as of January 1, 2019 is as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 842		January 1, 2019
		Right-of-use- asset	Lease liability
Property and equipment, net	$3,072	$939	—	$4,011
Current liabilities	$21,539	—	$212	$21,751
Other long-term liabilities	$5,600	—	$822	$6,422

The components of lease expense were as follows:

	Three Months Ended March 31
	2019	2018
Lease Cost
Operating lease cost
Operating lease	$82	$81
Variable lease costs	5	1

Total lease cost	$87	$82

The additional disclosures required by ASU 2016-02 have been included in Note 2 Leases.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

2. Leases:

Supplemental cash flow information related to leases were as follows:

	Three Months Ended March 31
	2019	2018
Other Information
Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from operating leases	$87	$82

	Three Months Ended March 31
	2019	2018
Lease Term and Discount Rate
Weighted-average remaining lease term Operating leases	3.3 years	4.3 years
Weighted-average discount rate Operating leases	11.8%	11.8%

Maturity of Lease Liabilities

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Maturity of Lease Liabilities
2019	$264
2020	360
2021	370
2022	219

Total lease payments	$1,213
Less: Interest	(207)

Present value of lease liabilities	$1,006

Components of Lease Assets and Liabilities

March 31, 2019
Assets
Property and equipment, net Operating lease-right of use asset	$887
Liabilities
Current liabilities Operating lease- current liability	$251
Other long-term liabilities Operating lease- noncurrent liability	$755

Total lease liabilities	$1,006

3. Liquidity and management’s plans:

At March 31, 2019, the Company had cash of approximately $41.3 million. The Company used $2.9 million of cash in operations during the three months ended March 31, 2019 and had stockholders’ equity of $27.5 million, versus stockholders’ equity of $29.7 million at December 31, 2018. The Company believes that it has sufficient current cash to manage the business as currently planned.

The Company’s cash on hand estimation assumes that the Company does not otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements from time to time. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Additional funding, capital or loans

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

3. Liquidity and management’s plans (continued):

(including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all, which could leave the Company without adequate capital resources.

4. Inventory:

The following table represents the components of inventory as of:

	March 31, 2019	December 31, 2018
Raw materials & supplies	$1,043	$645
Work-in-process	3,154	2,093
Finished goods	3,398	2,855
Obsolescence reserve	(336)	(187)

Total inventories	$7,259	$5,406

5. Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	March 31, 2019	December 31, 2018
Accounts payable	$2,672	$3,166
Accrued rebates	14,524	12,261
Accrued compensation and benefits	3,106	3,814
Accrued acquisition costs	—	318
Accrued returns	677	715
Accrued royalties	562	159
Accrued clinical trial costs	—	464
Accrued legal	382	70
Accrued regulatory expenses	537	—
Accrued other	1,024	572

Total accounts payable and accrued liabilities	$23,484	$21,539

6. Property and equipment:

Property and equipment, summarized by major category, consist of the following as of:

	March 31, 2019	December 31, 2018
Machinery & equipment	$5,635	$5,635
Right of use, building lease	886	—
Computer equipment & software	406	406
Office furniture & equipment	155	155
Leasehold improvements	43	43
Idle equipment	679	679

Total	7,804	6,918

Less accumulated depreciation and amortization	(3,852)	(3,846)

Total property and equipment, net	$3,952	$3,072

Depreciation expense was $0.09 million and $0.2 million for the three-month periods ended March 31, 2019 and 2018, respectively.

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

The Company received cumulative payments $0.4 million from TTY during the three month periods ended March 31, 2018 related to royalties based on product purchased in Taiwan by TTY of PAINKYL which is recorded in the accompanying condensed consolidated statement of operations. There were no royalties received from TTY during the three months ended March 31, 2019.

8. Notes payable:

The following table represents future maturities of the notes payable obligation as of March 31, 2019:

2019	—
2020	—
2021	30,892
2022	30,892

Total maturities	$61,784
Unamortized discount and loan costs	(9,498)

Total notes payable obligation	$52,286

9. Net sales by product:

The Company’s business is classified as a single reportable segment.

However, the following table presents net sales by product:

	Three months ended March 31,
	2019	2018
BELBUCA	$18,703	$8,024
BUNAVAIL	1,056	1,814

Net product sales	$19,759	$9,838

10. Stockholders’ equity:

Stock-based compensation

During the three months ended March 31, 2019, a total of 2,031,033 options to purchase Common Stock, with an aggregate fair market value of approximately $4.1 million, were granted to employees and officers of the Company. Options have a term of 10 years from the grant date. Options granted to employees vest ratably over a three-year period and options granted to members of the Board of Directors vest ratably through 2022. The fair value of each option is amortized as compensation expense evenly through the vesting period.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

10. Stockholders’ equity (continued):

The key assumptions used in determining the fair value of options granted during the three months ended March 31, 2019 follows:

Expected price volatility	61.83%-62.04%
Risk-free interest rate	2.41%-2.66%
Weighted average expected life in years	6 years
Dividend yield	—

Option activity during the three months ended March 31, 2019 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2019	4,406,004	$3.19	$4,172

Granted in 2019:
Officers and Directors	1,113,516	3.88
Employees	917,517	4.51
Exercised	(150,275)	3.14
Forfeitures	(10,423)	2.18

Outstanding at March 31, 2019	6,276,399	$3.50	$12,209

During the three months ended March 31, 2019, a cumulative total of 481,898 options were granted in excess of the Company’s 2011 Equity Incentive Plan, as amended (the “EIP”) available number of shares under the plan. These options are subject to shareholder approval at the Company’s 2019 Annual Shareholder’s Meeting.

As of March 31, 2019, options exercisable totaled 1,780,405. There are approximately $10.6 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2022.

Restricted stock units

During the three months ended March 31, 2019, a cumulative total of 270,250 RSUs were granted to the Company’s executive officers, members of senior management and a former officer with a fair market value of approximately $1.2 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the EIP.

RSU grants are time-based, all of which generally vest over a three-year period. The RSU grant to the former officer vested on his retirement date April 30, 2019.

Restricted stock activity during the three months ended March 31, 2019 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2019	2,166,102	$2.59
Granted:
Executive officers	223,250	4.44
Employees	47,000	4.67
Vested	(500,366)	4.90

Outstanding at March 31, 2019	1,935,986	$2.98

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

10. Stockholders’ equity (continued):

Preferred Stock

During the three months ended March 31, 2019, 700 shares of Series B Preferred Stock (“Series B”) were converted into 3,888,888 shares of Common Stock. As of March 31, 2019, 2,400 shares of Series B are outstanding. As of March 31, 2019, 2,093,155 shares of Series A Preferred Stock (“Series A”) are outstanding. There were no conversions of Series A during the three months ended March 31, 2019.

Earnings Per Share

During the three months ended March 31, 2019 and 2018, outstanding stock options, RSUs, warrants and preferred shares of 24,743,605 and 10,243,260 , respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.

11. Commitments and contingencies:

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

Indivior (formerly RB Pharmaceuticals Ltd.) and Aquestive Therapeutics (formerly MonoSol Rx)

The following disclosure regarding the Company’s ongoing litigations with Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) and Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”) is intended to provide some background and an update on the matter as required by the rules of the SEC. Additional details regarding the past procedural history of the matter can be found in the Company’s previously filed periodic filings with the SEC.

Litigation related to BUNAVAIL

On October 29, 2013, Reckitt Benckiser, Inc., Indivior, and Aquestive (collectively, the “RB Plaintiffs”) filed an action against the Company relating to its BUNAVAIL product in the United States District Court for the Eastern District of North Carolina (“EDNC”) for alleged patent infringement. BUNAVAIL is a drug approved for the maintenance treatment of opioid dependence. The RB Plaintiffs claim that the formulation for BUNAVAIL, which has never been disclosed publicly, infringes its US Patent No. 8,475,832 (the “‘832 Patent”). On May 21, 2014, the Court granted the Company’s motion to dismiss.

On January 22, 2014, Aquestive initiated an inter partes review (“IPR”) on U.S. Patent No. 7,579,019, the (“‘019 Patent”). The PTAB upheld all claims of the Company’s ‘019 Patent in 2015 and this decision was not appealed by Aquestive.

On September 20, 2014, the Company proactively filed a declaratory judgment action in the United States District Court for the EDNC requesting the Court to make a determination that the Company’s BUNAVAIL product does not infringe the ‘832 Patent, US Patent No. 7,897,080 (the “‘080 Patent”) and US Patent No. 8,652,378 (the “‘378 Patent”). The Company invalidated the “‘080 Patent” in its entirety in an inter partes reexamination proceeding. The Company invalidated all relevant claims of the ‘832 Patent in an IPR proceeding. And, in an IPR proceeding for the ‘378 Patent, in its decision not to institute the IPR proceeding, the PTAB construed the claims of the ‘378 Patent narrowly. Shortly thereafter, by joint motion of the parties, the ‘378 Patent was subsequently removed from the action.

On June 6, 2016, in an unrelated case in which Indivior and Aquestive asserted the ‘832 Patent against other parties, the Delaware District Court entered an order invalidating other claims in the ‘832 Patent. Indivior and Aquestive cross-appealed all adverse findings in that decision to the Court of Appeals for the Federal Circuit in Case No. 17-2587. The Company’s declaratory judgment action remains stayed pending the outcome of that cross-appeal by Indivior and Aquestive.

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and the Company’s commercial partner) relating to the Company’s BUNAVAIL product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (the “‘167 Patent”). The Company believes this is an anticompetitive attempt by the RB Plaintiffs

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

11. Commitments and contingencies (continued):

to distract the Company’s efforts from commercializing BUNAVAIL. On December 12, 2014, the Company filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against its commercial partner.

On October 28, 2014, the Company filed multiple IPR petitions on certain claims of the ‘167 Patent. The USPTO instituted three of the four IPR petitions. The PTAB upheld the claims and denied collateral estoppel applied to the PTAB decisions in March 2016. The Company appealed to Court of Appeals for the Federal Circuit. The USPTO intervened with respect to whether collateral estoppel applied to the PTAB. On June 19, 2018, the Company filed a motion to remand the case for further consideration by the PTAB in view of intervening authority. On July 31, 2018, the Federal Circuit vacated the decisions, and remanded the ‘167 Patent IPRs for further consideration on the merits. On February 7, 2019, the PTAB issued three decisions on remand purporting to deny institution of the three previously instituted IPRs of the ‘167 patent. On March 11, 2019, the Company timely appealed the PTAB decisions on remand to U.S. Court of Appeal for the Federal Circuit. On March 20, 2019, Aquestive and Indivior moved to dismiss the appeal, and the Company opposed that motion.

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

Teva Pharmaceuticals USA (formerly Actavis)

On February 8, 2016, the Company received a notice relating to a Paragraph IV certification from Teva Pharmaceuticals USA, or (formerly Actavis, “Teva”) seeking to find invalid three Orange Book listed patents relating specifically to BUNAVAIL. The Paragraph IV certification related to an ANDA filed by Teva with the FDA for a generic formulation of BUNAVAIL. The patents subject to Teva’s certification were the ‘019 Patent, U.S. Patent No. 8,147,866 (the “‘866 Patent”) and 8,703,177 (the “‘177 Patent”).

On March 18, 2016, the Company asserted three different patents against Teva, the ‘019 Patent, the ‘866 Patent, and the ‘177 Patent. Teva did not raise non-infringement positions about the ‘019 and the ‘866 Patents in its Paragraph IV certification. Teva did raise a non-infringement position on the ‘177 Patent but the Company asserted in its complaint that Teva infringed the ‘177 Patent either literally or under the doctrine of equivalents.

On December 20, 2016 the USPTO issued U.S. Patent No. 9,522,188 (“the “‘188 Patent””), and this patent was properly listed in the Orange Book as covering the BUNAVAIL product. On February 23, 2017 Teva sent a Paragraph IV certification adding the 9,522,188 to its ANDA. An amended Complaint was filed, adding the ‘188 Patent to the litigation.

On January 31, 2017, the Company received a notice relating to a Paragraph IV certification from Teva relating to Teva’s ANDA on additional strengths of BUNAVAIL and on March 16, 2017, the Company brought suit against Teva and its parent company on these additional strengths. On June 20, 2017, the Court entered orders staying both BUNAVAIL suits at the request of the parties.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

11. Commitments and contingencies (continued):

The Company received notices regarding Paragraph IV certifications from Teva on November 8, 2016, November 10, 2016, and December 22, 2016, seeking to find invalid two Orange Book listed patents relating specifically to BELBUCA. The Paragraph IV certifications relate to three ANDAs filed by Teva with the FDA for a generic formulation of BELBUCA. The patents subject to Teva’s certification were the ‘019 Patent and the ‘866 Patent. The Company filed complaints in Delaware against Teva on December 22, 2016 and February 3, 2017 in which it asserted against Teva the ‘019 Patent and the ‘866 Patent. Teva did not contest infringement of the claims of the ‘019 Patent and did not contest infringement of the claims of the ‘866 Patent.

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

2018 Arkansas Opioid Litigation

On March 15, 2018, the State of Arkansas, and certain counties and cities in that State, filed an action in the Circuit Court of Arkansas, Crittenden County against multiple manufacturers, distributors, retailers, and prescribers of opioid analgesics, including the Company. The Company was served with the complaint on April 27, 2018. The complaint specifically alleged that it licensed its branded fentanyl buccal soluble film ONSOLIS to Collegium, and Collegium is also named as a defendant in the lawsuit. ONSOLIS is not presently sold in the United States and the license agreement with Collegium was terminated prior to Collegium launching ONSOLIS in the United States. Therefore, on June 28, 2018, the Company moved to dismiss the case against it and most recently, on July 6, 2018, the plaintiffs filed a notice to voluntarily dismiss us from the Arkansas case, without prejudice.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

11. Commitments and contingencies (continued):

Chemo Research, S.L

On March 1, 2019, the Company filed a complaint for patent infringement in Delaware against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. (collectively, “Defendants”), asserting that the Defendants infringe its Orange Book listed patents for BELBUCA, including U.S. Patent Nos. 8,147,866 and 9,655,843, both expiring in July of 2027, and U.S. Patent No. 9,901,539 expiring December of 2032. This complaint follows a receipt by the Company on January 31, 2019, of a Notice Letter from Chemo Research S.L. stating that it has filed with the FDA an ANDA containing a Paragraph IV Patent Certification, for a generic version of BELBUA Buccal Film in strengths 75 mcg, 150 mcg, 300 mcg, 450 mcg, and 900 mcg. Because the Company initiated a patent infringement suit to defend the patents identified in the Notice Letter within 45 days after receipt, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the case that each of the patents is not infringed or invalid. Chemo Research S.L.’s Notice Letter also does not provide any information on the timing or approval status of its ANDA. On March 15, 2019, the Company filed a complaint against the Defendants in New Jersey asserting the same claims for patent infringement made in the Delaware lawsuit. On April 19, 2019, Defendants filed an answer to the Delaware complaint wherein they denied infringement of the ‘866, ‘843 and ‘539 patents and asserted counterclaims seeking declaratory relief concerning the alleged invalidity and non-infringement of such patents. On April 25, 2019, the Company voluntarily dismissed the New Jersey lawsuit given Defendants’ consent to jurisdiction in Delaware.

The Company believes that it will be able to prevail in this lawsuit. As it has done in the past, the Company intends to vigorously defend its intellectual property against assertions of invalidity.

12. Subsequent events:

License Agreement with Shionogi Inc.

On April 4, 2019 (the “Effective Date”), the Company and Shionogi Inc. (“Shionogi”), entered into an exclusive license agreement for the commercialization of Symproic® (naldemedine tosylate) in the United States including Puerto Rico (the “Territory”) for opioid-induced constipation in adult patients with chronic non-cancer pain.

Pursuant to the terms of the license agreement, the Company agreed to pay Shionogi a $30 million up-front payment, payable in two installments ($20 million on the Effective Date and $10 million on the six-month anniversary of the Effective Date (or earlier if the license agreement is assigned or transferred), and quarterly, tiered royalty payments on sales of the product in the Territory that range from 8.5% to 17.5% (plus an additional 1% of net sales on a pass-through basis to a third party licensor of Shionogi) of net sales based on volume of net sales and whether the Product is being sold as an authorized generic.

The Company and Shionogi have also entered into a customary supply agreement under which Shionogi will supply the product to the Company at cost plus an agreed upon markup for an initial term of up to two years. The Company and Shionogi also entered into a customary transition services and distribution agreement under which Shionogi will continue to perform certain sales, distribution and related activities and commercialization and administrative services on the Company’s behalf until June 30, 2019, or such later date as may be agreed by the parties pursuant to the transition services and distribution agreement.

Public Offering.

On April 11, 2019 the Company announced the pricing of an underwritten public offering by the Company and a selling stockholder of 12,000,000 shares of common stock at a public offering price of $5.00 per share. The gross proceeds from the Company’s portion of the offering (10,000,000 shares), before deducting the underwriter discounts and commission and other offering expenses, was $50.0 million, or net $47.5 million. The gross proceeds to the selling stockholder was approximately $10.0 million. The offering subsequently closed on April 15, 2019.

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

Overview

Strategy

Our strategy is evolving with the establishment of our commercial footprint in the management of chronic conditions. We seek to build a well-balanced, diversified, high-growth specialty pharmaceutical company. Through our industry-leading commercialization infrastructure, we are executing the commercialization of our existing products. As part of our corporate growth strategy, we have licensed, and will continue to explore opportunities to acquire or license additional products that meet the needs of patients living with debilitating chronic conditions and treated primarily by therapeutic specialists. As we gain access to these drugs and technologies, we intend to employ our commercialization experience to bring them to the marketplace. With a strong commitment to patient access and a focused business-development approach for transformative acquisitions or licensing opportunities, we intend to leverage our experience and apply it to developing new partnerships that enable us to commercialize novel products that can change the lives of people suffering from debilitating chronic conditions.

We intend to pursue additional therapeutic products as well as new formulations of previously approved, active therapeutics through the FDA’s 505(b)(2) approval process and acquisitions of existing commercial products. Our historical clinical and regulatory development strategy has focused primarily on our ability to use the 505(b)(2) approval process to obtain more timely and efficient approval of new formulations of previously approved, active therapeutics incorporated into our drug-delivery technology. Because the 505(b)(2) approval process is designed to address new formulations of previously approved drugs, we believe it has the potential to be more cost efficient and expeditious, with less regulatory approval risk than other FDA-approval approaches.

First Quarter and Recent Highlights

•	On January 15, 2019, we announced the appointment of Terry Coelho as Chief Financial Officer. Ms. Coelho also serves as our principal financial officer and principal accounting officer.

•

On February 4, 2019, we announced that a leading national managed care organization has moved BELBUCA into preferred status across all its commercial formularies from its previous position of not-covered effective February 1, 2019. In addition, patients will no longer require a prior authorization to receive their BELBUCA script. This significant improvement in access for more than 7 million covered lives brings the total of Americans with preferred access for BELBUCA to more than 115 million.

Our Products and Related Trends

Our product portfolio currently consists of three products that are approved by the FDA. The three approved products utilize our patented BEMA thin film drug delivery technology.

BELBUCA (buprenorphine buccal film) is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for use in patients with pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative options are inadequate. BELBUCA is differentiated from other opioids and has the potential to address some of the most critical issues facing healthcare providers treating chronic pain with prescription opioids – abuse, misuse, addiction and the risk of overdose. Compared to currently marketed products and products under development, we believe that BELBUCA is differentiated based on the following features:

•	strong and durable efficacy in both opioid naïve and opioid experienced patients;

•	Schedule III designation by DEA, which indicates less abuse and addiction potential compared to Schedule II opioids, which include oxycodone, hydrocodone and morphine;

•

in published studies, investigators observed that respiratory depression from buprenorphine administration reached a plateau, and we believe this ceiling effect may result in a lower risk of overdose related respiratory depression;

•	favorable tolerability with a low incidence of constipation and low discontinuation rate;

•	flexible dosing options with seven available strengths; and

•	buccal administration to optimize buprenorphine delivery.

We believe that there are long-term growth opportunities for BELBUCA and we focus our commercial efforts primarily on BELBUCA. Our sales force is focused on current BELBUCA prescribers and clinicians we believe have the greatest opportunity to be adopters of BELBUCA. As of January 2019, BELBUCA had formulary coverage for more than 88% of commercial lives.

In June 2014, BUNAVAIL (buprenorphine and naloxone buccal film) was approved by the FDA for the maintenance treatment of opioid dependence as part of a complete treatment plan to include counseling and psychosocial support. BUNAVAIL contains the partial opioid agonist buprenorphine, which binds to the same receptors as opiate drugs but has a higher affinity, and naloxone, an opioid antagonist and an abuse deterrent.

BUNAVAIL provides an alternative treatment utilizing the advanced BEMA drug delivery technology. BUNAVAIL has approximately twice the bioavailability of sublingual buprenorphine-containing products for opioid dependence, allowing for effective treatment with half the dose when compared to Suboxone film. Additionally, BUNAVAIL offers convenient and discrete buccal administration and avoids the need for patients to avoid talking and swallowing during administration. BUNAVAIL has demonstrated an excellent tolerability profile, with a 68% reduction in the incidence of constipation at the end of 12 weeks in a Phase 3 trial in patients converted from Suboxone sublingual tablets or film to BUNAVAIL.

Our BUNAVAIL efforts are focused on current BUNAVAIL prescribers and on increasing prescriptions related to current, upcoming and future managed care contracts where BUNAVAIL is placed in a favorable formulary position.

In July 2009, ONSOLIS (fentanyl buccal soluble film) was approved for the management of pain that “breaks through” the effects of other medications being used to control persistent pain, or breakthrough pain, in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. We refer to breakthrough pain in opioid tolerant patients with cancer as BTCP. ONSOLIS provides significant reduction in pain for patients suffering from BTCP in a convenient formulation with a range of doses to allow patients to titrate to an adequate level of pain control. We are assessing options for U.S. commercialization of ONSOLIS, including the use of our current sales force, or potentially out-licensing the product. Regulatory documentation to qualify an alternate manufacturer of ONSOLIS was submitted to the FDA in June 2018, and in October 2018, we received notification of the FDA’s approval of Tapemark as the new ONSOLIS manufacturer.

We will continue to seek additional license agreements, which may include upfront payments. We anticipate that funding for the next several years will come primarily from earnings from sales of BELBUCA and BUNAVAIL, milestone payments and royalties from Mylan and TTY and collaborative development agreements, including those with pharmaceutical companies.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

Product Sales. We recognized $19.8 million and $9.8 million in product sales during the three months ended March 31, 2019 and 2018, respectively. The increase in 2019 over 2018 is a result of increased sales of BELBUCA, managed care wins and the expansion of our salesforce during 2018.

Product Royalty Revenues. We recognized $0.002 million in product royalty revenue during the three months ended March 31, 2019, under agreements related to previous research and development contracts. We recognized $0.4 million in PAINKYL product royalty revenue during the three months ended March 31, 2018 under our license agreement with TTY.

Contract Revenues. We recognized $0.008 million in PAINKYL contract revenue during the three months ended March 31, 2019 under our license agreement with TTY. We recognized $1.0 million as contract revenue in a milestone payment under our former license agreement from Purdue related to BELBUCA in Canada during the three months ended March 31, 2018.

Cost of Sales. We incurred $4.1 million and $3.4 million in cost of sales during the three months ended March 31, 2019 and 2018, respectively. Cost of sales during the three months ended March 31, 2019 was related primarily to BELBUCA and BUNAVAIL, which included $3.7 million of product cost, royalties paid, depreciation and yield adjustments. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC IV, LLC (“CDC”). Cost of sales during the three months ended March 31, 2018 was related primarily to BELBUCA and BUNAVAIL, which included $2.9 million of product cost, royalties paid, depreciation and yield adjustments. Additionally, we paid a total of $0.4 million in quarterly minimum royalty payments to CDC. Cost of sales during the three months ended March 31, 2018 also included $0.02 million and $0.1 million related to BREAKYL and PAINKYL, respectively.

Selling, General and Administrative Expenses. During the three months ended March 31, 2019 and 2018, selling, general and administrative expenses totaled $17.0 million and $13.5 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA and BUNAVAIL, legal, accounting and management wages, and consulting and professional fees, travel costs, stock based compensation and amortization.

Research and Development. We recognized $2.5 million of research and development expense during the three months ended March 31, 2018 related to allocated wages and compensation to approved products and product candidates. There was no such research and development expense during the three months ended March 31, 2019 due to the Company focusing entirely on commercialized products beginning in 2019.

Interest expense, net. During the three months ended March 31, 2019, we had net interest expense of $2.6 million, consisting of $1.93 million of scheduled interest payments and $0.63 million of related amortization of loan discounts and deferred finance costs related to the February 2017 term loan agreement from CRG Servicing LLC (“CRG”). During the three months ended March 31, 2018, we had net interest expense of $2.5 million, consisting of $1.9 million of scheduled interest payments and $0.6 million of related amortization of loan discounts and deferred finance costs related to the February 2017 term loan agreement from CRG.

Revenues

The following table summarizes net product sales for the three-month periods ended March 31 in thousands:

	Three months ended March 31,
	2019	2018
BELBUCA	$18,703	$8,024
% of net product sales	95%	82%
BUNAVAIL	1,056	1,814
% of net product sales	5%	18%

Net product sales	$19,759	$9,838

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from borrowings, convertible notes, and notes payable, funded research arrangements, revenue generated as a result of our worldwide license and development agreements and the commercialization of our BELBUCA and BUNAVAIL products. We intend to finance our commercialization and working capital needs from existing cash, earnings from the commercialization of BELBUCA and BUNAVAIL, royalty revenue, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding common stock options and warrants to purchase common stock.

At March 31, 2019, we had cash of approximately $41.3 million. We used $2.9 million of cash in operations during the three months ended March 31, 2019. We believe that we have sufficient cash to manage the business as currently planned.

Additional capital may be required to support the continued commercialization of our BELBUCA and BUNAVAIL products, as well as other products which may be acquired or licensed by us, and for general working capital requirements. Based on product development timelines and agreements with our partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all.

Accordingly, we anticipate that we may be required to raise additional capital, which may be available to us through a variety of sources, including:

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2019 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$1,213	$353	$735	$125	$—
Secured loan facility	61,784	—	30,892	30,892	—
Interest on secured loan facility	28,103	7,852	13,218	7,033	—
Minimum royalty expenses*	12,375	1,500	3,000	3,000	4,875
Purchase obligations**	1,015	493	522	—	—

Total contractual cash obligations	$104,490	$10,198	$48,367	$41,050	$4,875

*

Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales. The minimum payment is $0.4 million per quarter or $1.5 million per year until patent expiry on July 23, 2027.

**	Purchase obligations represent an agreement for the supply of active pharmaceutical ingredient for use in production.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies

For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk

We currently have, and may in the future have increased, commercial, manufacturing and clinical agreements which are denominated in Euros or other foreign currencies. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar or Euro or other applicable currencies, or by weak economic conditions in Europe or elsewhere in the world. Such amounts are currently immaterial to our financial position or results of operations. We are not currently engaged in any foreign currency hedging activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of our continuing commercial efforts with BELBUCA and BUNAVAIL), (ii) the application and availability of corporate funds and our need for future funds, (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial activities for our products and product candidates and regulatory filings related to the same or (iv) the results of our ongoing intellectual property litigations and patent office proceedings, may differ significantly from those set forth or anticipated in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2018 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 11, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A.	Risk Factors.

We are dependent on third party suppliers for key components of our delivery technologies, products and product candidates.

Key components of our drug delivery technologies, products and product candidates, including for BELBUCA, Symproic and BUNAVAIL, may be provided by sole or limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs. Certain components used in our development activities, such as the active pharmaceutical ingredients, or API, of our products, are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with development and non-clinical and clinical trials due to an inability to timely obtain a single or limited source component;

•	inability to timely obtain sufficient quantities of API and an adequate supply of required components; and

•	reduced control over pricing, quality and timely delivery.

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

If the supply of any components is lost or interrupted, API, product or components from alternative suppliers may not be available in sufficient quality or in volumes within required time frames, if at all, to meet our or our partners’ needs. This could delay our ability to complete clinical trials, obtain approval for commercialization or commence marketing or cause us to lose sales, force us into breach of other agreements, incur additional costs, delay new product introductions or harm our reputation. Furthermore, product or components from a new supplier may not be identical to those provided by the original supplier. Such differences could have material effects on our overall business plan and timing, could fall outside of regulatory requirements, affect product formulations or the safety and effectiveness of our products that are being developed.

If our competitors are successful in obtaining approval for Abbreviated New Drug Applications for products that have the same active ingredients as BELBUCA, Symproic or BUNAVAIL, sales of BELBUCA, Symproic or BUNAVAIL may be adversely affected.

Our competitors may submit for approval certain Abbreviated New Drug Applications, or ANDAs, which provide for the marketing of a drug product that has the same active ingredients in the same strengths and dosage form as a drug product already listed with the FDA, and which has been shown to be bioequivalent to such FDA-listed drug. Drugs approved in this way are commonly referred to as generic versions of a listed drug and can often be substituted by pharmacists under prescriptions written for an original listed drug. Any applicant filing an ANDA is required to make patent certifications to the FDA, such as certification to the FDA that the new product subject to the ANDA will not infringe an already approved product’s listed patents or that such patents are invalid (otherwise known as a Paragraph IV Certification).

In February 2016, we announced that a generic competitor, Teva Pharmaceuticals USA (formerly known as Actavis, or Teva), had filed a Paragraph IV Certification challenging certain of our BUNAVAIL-related patents and we received notices regarding Paragraph IV certifications from Teva in November and December 2016, seeking to find invalid two Orange Book listed patents relating specifically to BELBUCA. The filing of this certification required us to initiate costly litigation against Teva. In addition, a number of our competitor companies have filed Paragraph IV Certifications challenging the patent for Suboxone® film, the market leader in the field in which we are seeking to generate sales of BUNAVAIL. To the extent that any company is successful in challenging the validity of certain patents covering BUNAVAIL or Suboxone® film under a Paragraph IV Certification, it could result in FDA approval of a drug that is lower in price to BUNAVAIL or Suboxone® film. Such a new drug could make it more difficult for BUNAVAIL to gain any significant market share in an increasingly generic marketplace, which would have a material adverse effect on our results of operations, cash flow, reputation and stock price.

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

With respect to our BEMA delivery technology, the thin film drug delivery technology space is highly competitive. There is a risk that a court of law in the United States or elsewhere could determine that one or more of our BEMA based products conflicts with or covered by external patents. This risk presently exists in our litigation with Reckitt Benckiser, Inc., Indivior PLC (formerly known as RB Pharmaceuticals Limited, or Indivior) and Aquestive Therapeutics, Inc. (formerly known as MonoSol Rx LLC, or Aquestive) relating to our BUNAVAIL product which was filed in September 2014 and in our litigation with Aquestive relating to our BELBUCA product which was filed in January 2017. If the courts in these cases were to rule against us and our partner in these cases, we could be forced to license technology from Aquestive or be prevented from marketing BUNAVAIL or BELBUCA, or otherwise incur liability for damages, which could have a material adverse effect on our ability for us or our partners to market and sell BUNAVAIL or BELBUCA.

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

Our lawsuits with Aquestive and Indivior have caused us to incur significant legal costs to defend ourselves, and we would be subject to similar costs if we are a party to similar lawsuits in the future Furthermore, if a court were to determine that we infringe any other patents and that such patents are valid, we might be required to seek one or more licenses to commercialize our BEMA products. We may be unable to obtain such licenses from the patent holders, which could materially and adversely impact our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

10.1	Exclusive License Agreement dated, April 4, 2019, between the Company and Shionogi, Inc. (1)+

10.2	Amendment No. 3 to Term Loan Agreement dated, April 4, 2019, between the Company and CRG Servicing LLC (1)

10.3	Amendment No. 4 to Term Loan Agreement, dated April 25, 2019, between the Company and CRG Servicing LLC (2)

31.1	Certification of Principal Executive Officer Pursuant To Sarbanes-Oxley Section 302. (*)

31.2	Certification of Principal Financial Officer Pursuant To Sarbanes-Oxley Section 302. (*)

32.1	Certification Pursuant To 18 U.S.C. Section 1350. (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350. (*)

101.ins	XBRL Instance Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Calculation Linkbase Document.

101.def	XBRL Taxonomy Definition Linkbase Document.

101.lab	XBRL Taxonomy Label Linkbase Document.

101.pre	XBRL Taxonomy Presentation Linkbase Document.

*

Filed herewith, a signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 10, 2019.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 30, 2019.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: May 6, 2019	By:	/s/ Herm Cukier
Herm Cukier
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2019	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1