Form 10-Q
period 2019-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2019-08-08
CIK 1103021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, there were 89,538,523 shares of company Common Stock issued and 89,523,032 shares of company Common Stock outstanding.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$57,215	$43,822
Accounts receivable, net	24,879	13,627
Inventory, net	9,974	5,406
Prepaid expenses and other current assets	3,298	3,188

Total current assets	95,366	66,043
Property and equipment, net	3,853	3,072
Goodwill	2,715	2,715
License and distribution rights, net	63,778	36,000
Other intangible assets, net	375	703

Total assets	$166,087	$108,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,762	$21,539

Total current liabilities	40,762	21,539
Notes payable, net	58,448	51,652
Other long-term liabilities	727	5,600

Total liabilities	99,937	78,791
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock. $.001 par value, 2,093,155 shares outstanding at both June 30, 2019 and December 31, 2018, respectively; Series B Non-Voting Convertible Preferred Stock, $.001 par value, 1,716 and 3,100 shares outstanding at June 30, 2019 and December 31, 2018, respectively.	2	2
Common Stock, $.001 par value; 125,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 89,535,024 and 75,793,725 shares issued;89,519,533 and 70,778,234 shares outstanding at June 30, 2019 and December 31, 2018, respectively.	88	71
Additional paid-in capital	432,358	381,004
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(366,251)	(351,288)

Total stockholders’ equity	66,150	29,742

Total liabilities and stockholders’ equity	$166,087	$108,533

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$28,056	$10,766	$47,815	$20,604
Product royalty revenues	1,461	1,386	1,471	1,826
Contract revenues	160	23	160	1,026

Total Revenues:	29,677	12,175	49,446	23,456

Cost of sales	4,923	4,566	8,975	7,981

Expenses:
Research and development	—	854	—	3,338
Selling, general and administrative	21,955	14,021	38,944	27,526

Total Expenses:	21,955	14,875	38,944	30,864

Income (loss) from operations	2,799	(7,266)	1,527	(15,389)
Interest expense	(13,937)	(2,525)	(16,498)	(5,030)
Other (expense) income, net	8	1	8	(6)

Loss before income taxes	$(11,130)	$(9,790)	$(14,963)	$(20,425)
Income tax benefit (expense)	—	20	—	(54)

Net loss attributable to common stockholders	$(11,130)	$(9,770)	$(14,963)	$(20,479)

Basic and diluted:
Weighted average common stock shares outstanding	83,821,811	59,400,317	77,571,003	58,735,351

Basic and diluted loss per share	$(0.13)	$(0.16)	$(0.19)	$(0.35)

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2019	2,093,155	$2	2,400	$—	75,333,254	$74	$382,614	$(47)	$(355,121)	$27,522

Stock-based compensation	—	—	—	—	—	—	1,570	—	—	1,570
Stock option exercises	—	—	—	—	210,104	—	598	—	—	598
Restricted stock awards	—	—	—	—	191,666	—	—	—	—	—
Series B conversion to common stock	—	—	(684)	—	3,800,000	4	(4)	—	—	—
Equity offering, net of finance costs	—	—	—	—	10,000,000	10	47,580	—	—	47,590
Net loss	—	—	—	—	—	—	—	—	(11,130)	(11,130)

Balances, June 30, 2019	2,093,155	$2	1,716	$—	89,535,024	$88	$432,358	$(47)	$(366,251)	$66,150

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2018	2,093,155	$2	—	$—	55,646,522	$59	$316,970	$(47)	$(315,630)	$1,354

Stock-based compensation	—	—	—	—	—	—	1,083	—	—	1,083
Stock option exercises	—	—	—	—	105,721	—	176	—	—	176
Restricted stock awards	—	—	—	—	227,476	—	—	—	—	—
Common stock issuance upon retirement	—	—	—	—	479,727	—	—	—	—	—
Series B conversion to common stock	—	—	(684)	—	—	—	47,894	—	—	47,894
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	(9,770)	(9,770)

Balances, June 30, 2018	2,093,155	$2	(684)	$—	59,459,446	$59	$366,123	$(47)	$(325,400)	$40,737

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2019	2,093,155	$2	3,100	$—	70,793,725	$71	$381,004	$(47)	$(351,288)	$29,742

Stock-based compensation	—	—	—	—	—	—	2,711	—	—	2,711
Stock option exercises	—	—	—	—	360,379	—	1,070	—	—	1,070
Restricted stock awards	—	—	—	—	692,032	(1)	1	—	—	—
Series B conversion to common stock	—	—	(1,384)	—	7,688,888	8	(8)	—	—	—
Equity offering, net of finance costs	—	—	—	—	10,000,000	10	47,580	—	—	47,590
Net loss	—	—	—	—	—	—	—	—	(14,963)	(14,963)

Balances, June 30, 2019	2,093,155	$2	1,716	$—	89,535,024	$88	$432,358	$(47)	$(366,251)	$66,150

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2018	2,093,155	$2	—	$—	55,904,072	$56	$313,922	$(47)	$(305,056)	$8,877

Stock-based compensation	—	—	—	—	—	—	4,004	—	—	4,004
Stock option exercises	—	—	—	—	169,016	—	306	—	—	306
Restricted stock awards	—	—	—	—	1,266,433	1	(1)	—	—	—
Common stock issuance upon retirement	—	—	—	—	2,119,925	2	(2)	—	—	—
Series B issuance, net of issuance costs	—	—	5,000	—	—	—	47,894	—	—	47,894
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	(20,479)	(20,479)

Balances, June 30, 2018	2,093,155	$2	5,000	$—	59,459,446	$59	$366,123	$(47)	$(325,400)	$40,737

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS, IN THOUSANDS)

(Unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net loss	$(14,963)	$(20,479)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	168	456
Impairment loss on equipment	—	78
Accretion of debt discount and loan costs	11,374	1,782
Amortization of intangible assets	3,187	2,578
Provision for inventory obsolescence	149	412
Stock-based compensation expense	2,711	4,004
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,252)	(423)
Inventories	(4,716)	(489)
Prepaid expenses and other assets	(110)	1,454
Accounts payable and accrued liabilities	9,078	(1,118)

Net cash flows used in operating activities	(4,374)	(11,745)

Investing activities:
Product acquisitions	(20,674)	(1,951)
Acquisitions of equipment	(79)	(122)

Net cash flows used in investing activities	(20,753)	(2,073)

Financing activities:
Proceeds from issuance of common stock	48,000	—
Proceeds from issuance of Series B preferred stock	—	50,000
Equity issuance costs	(410)	(1,509)
Proceeds from notes payable	60,000	—
Proceeds from exercise of stock options	1,070	306
Payment on note payable	(67,346)	—
Loss on refinancing of former debt	(2,794)	—
Payment of deferred financing fees	—	(450)

Net cash flows provided by financing activities	38,520	48,347

Net change in cash and cash equivalents	13,393	34,529
Cash and cash equivalents at beginning of period	43,822	21,195

Cash and cash equivalents at end of period	$57,215	$55,724

Cash paid for interest	$3,831	$3,249

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

1. Organization, basis of presentation and summary of significant policies:

Overview

BioDelivery Sciences International, Inc., together with its subsidiaries (collectively, the “Company”) is a rapidly growing commercial-stage specialty pharmaceutical company dedicated to patients living with chronic conditions. The Company is utilizing its novel and proprietary BioErodible MucoAdhesive (BEMA) drug-delivery technology and other drug delivery technologies to develop and commercialize new applications of proven therapies aimed at addressing important unmet medical needs. The Company commercializes in the United States using its own sales force while working in partnership with third parties to commercialize its products outside the United States.

In April 2019, the Company entered into an exclusive license agreement for the commercialization of Symproic (naldemedine tosylate) in the United States including Puerto Rico for the opioid-induced constipation in adult patients with chronic non-cancer pain (Note 7).

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

Operating results for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of results for the full year or any other future periods.

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

Use of estimates in financial statements

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates made by the Company include: revenue recognition associated with sales allowances such as returns of product sold, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks; sales bonuses; stock-based compensation; determination of fair values of assets and liabilities relating to business combinations; and deferred income taxes.

Cash and cash equivalents

Cash and cash equivalents consist of operating and money market accounts. Cash equivalents are carried at cost which approximates fair value due to their short-term nature. The Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company maintains cash equivalent balances with financial institutions that management believes are of high credit quality. The Company’s cash and cash equivalents accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk from cash and cash equivalents.

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

On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. The Company reserved $0.3 million and $0.2 million for inventory obsolescence as of June 30, 2019 and December 31, 2018, respectively.

Revenue recognition

The main types of revenue contracts are:

•

Product sales-Product sales amounts relate to sales of BELBUCA, Symproic and BUNAVAIL. These sales are recognized as revenue when control is transferred to the wholesaler in an amount that reflects the consideration expected to be received.

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

•	Contract revenue-Contract revenue amounts are related to milestone payments under the Company’s license agreements with its partners.

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

The Company, from time to time, offers certain promotional product-related incentives to its customers. The Company has voucher programs for BELBUCA, Symproic and BUNAVAIL whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the current utilization and historical redemption rates as reported to the Company by a third-party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.

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

Beginning in April 2019, cost of sales also includes direct costs attributable to the production of Symproic.

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

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company considers the carrying amount of its cash and cash equivalents to approximate fair value due to short-term nature of this instrument. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes the cash and cash equivalents measured at fair value on a recurring basis as of June 30, 2019:

	Level 1	Level 2	Level 3	Balance at June 30, 2019
Cash and cash equivalents	$57,215	$—	$—	57,215

The cash and cash equivalent balance as of June 30, 2019 includes investments in various money market accounts and cash held in interest bearing accounts.

Research and development

As of January 1, 2019, the Company has focused entirely on commercialized products rather than research and development. As such, there were no expenses incurred in research and development during the six months ended June 30, 2019. Research and development expense for the six months ended June 30, 2018 was $3.3 million.

2. Leases:

The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Lease Cost
Operating lease cost
Operating lease	$82	$81	$164	$163
Variable lease costs	2	1	7	2

Total lease cost	$84	$82	$171	$165

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Six Months Ended June 30
	2019	2018
Other Information
Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from operating leases	$173	$165

	Six Months Ended June 30
	2019	2018
Lease Term and Discount Rate
Weighted-average remaining lease term Operating leases	3.0 years	4.0 years
Weighted-average discount rate Operating leases	11.8%	11.8%

Maturity of Lease Liabilities

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Maturity of Lease Liabilities
2019	$177
2020	360
2021	370
2022	219

Total lease payments	$1,126
Less: Interest	(179)

Present value of lease liabilities	$947

Components of Lease Assets and Liabilities

June 30, 2019
Assets
Property and equipment, net Operating lease-right of use asset	$883
Liabilities
Current liabilities Operating lease- current liability	$260
Other long-term liabilities Operating lease- noncurrent liability	$687

Total lease liabilities	$947

3. Inventory:

The following table represents the components of inventory as of:

	June 30, 2019	December 31, 2018
Raw materials & supplies	$937	$645
Work-in-process	5,966	2,093
Finished goods	3,407	2,855
Obsolescence reserve	(336)	(187)

Total inventories	$9,974	$5,406

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

4. Accounts payable and accrued liabilities:

The following table represents the components of accounts payable and accrued liabilities as of:

	June 30, 2019	December 31, 2018
Accounts payable	$4,167	$3,166
Accrued rebates	19,584	12,261
Accrued compensation and benefits	3,443	3,814
Accrued acquisition costs	10,000	318
Accrued returns	830	715
Accrued royalties	464	159
Accrued clinical trial costs	—	464
Accrued legal	391	70
Accrued regulatory expenses	229	—
Accrued other	1,654	572

Total accounts payable and accrued liabilities	$40,762	$21,539

5. Property and equipment:

Property and equipment, summarized by major category, consist of the following as of:

	June 30, 2019	December 31, 2018
Machinery & equipment	$5,635	$5,635
Right of use, building lease	833	—
Computer equipment & software	437	406
Office furniture & equipment	161	155
Leasehold improvements	43	43
Idle equipment	679	679

Total	7,788	6,918

Less accumulated depreciation and amortization	(3,935)	(3,846)

Total property and equipment, net	$3,853	$3,072

Depreciation expense for the three-month periods ended June 30, 2019 and June 30, 2018, was approximately $0.08 million and $0.2 million, respectively. Depreciation expense for the six-month periods ended June 30, 2019 and June 30, 2018, was approximately $0.2 million and $0.5 million, respectively.

6. License agreements and acquired product rights:

Shionogi license and supply agreement

On April 4, 2019 (the “Effective Date”), the Company and Shionogi Inc. (“Shionogi”) entered into an exclusive license agreement (the “License Agreement”) for the commercialization of Symproic in the United States including Puerto Rico (the “Territory”) for opioid-induced constipation in adult patients with chronic non-cancer pain (the “Field”).

Pursuant to the terms of the License Agreement, the Company paid Shionogi a $20 million up-front payment on the Effective Date and will pay Shionogi a $10 million payment on the six-month anniversary of the Effective Date (or earlier if the License Agreement is assigned or transferred), and quarterly, tiered royalty payments on potential sales of Symproic in the Territory that range from 8.5% to 17.5% (plus an additional 1% of net sales on a pass-through basis to a third party licensor of Shionogi) of net sales based on volume of net sales and whether Symproic is being sold as an authorized generic. Assets acquired as part of the License Agreement include: intellectual property, inventory, trademarks and tradenames.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

The Company and Shionogi have made customary representations and warranties and have agreed to certain other customary covenants, including confidentiality, limitation of liability and indemnity provisions. Either party may terminate the License Agreement for cause if the other party materially breaches or defaults in the performance of its obligations. Unless earlier terminated, the License Agreement will continue in effect until the expiration of the Company’s royalty obligations, as defined. Upon expiration of the License Agreement, all licenses granted to Company for Symproic in the Field and in the Territory survive and become fully-paid, royalty-free, perpetual and irrevocable.

The Company and Shionogi have also entered into a customary supply agreement under which Shionogi will supply Symproic to the Company at cost plus an agreed upon markup for an initial term of up to two years. In the event the Company elects to source Symproic from a third party supplier, Shionogi would continue to supply the Company with naldemedine tosylate for use in Symproic at cost plus such agreed upon markup for the duration of the License Agreement. The Company and Shionogi also entered into a customary transition services and distribution agreement under which Shionogi will continue to perform certain sales, distribution and related activities and commercialization and administrative services on the Company’s behalf until June 30, 2019 pursuant to the transition services and distribution agreement (the “Transition Date”) (during which time, in lieu of paying royalties and cost-plus supply, distribution and transitional services during this period, Shionogi will retain 35% of the net sales of Symproic in the Territory and remit the remaining 65% of net sales to the Company) and certain other customary transitional services (if so requested by the Company), initially at no cost and thereafter, at a specified hourly rate for a term not to exceed three months from the Transition Date or the term of the Agreement. The Company and Shionogi have also entered into a Pharmacovigilance agreement that required ongoing cooperation on adverse event reporting for the duration of License Agreement.

The Company accounted for the Symproic purchase as an asset acquisition under ASC 805-10-55-5b, which provides guidance for asset acquisitions. Under the guidance, if substantially all the acquisition is made up of one asset or several similar assets, then the acquisition is an asset acquisition. The Company believes that the licensing agreement and other assets acquired from Shionogi are similar and consider them all to be intangible assets.

The total purchase price was allocated to the acquired asset based on their relative estimated fair values, as follows:

Symproic license	$30,000
Transaction expenses	636

Total value	$30,636

Additionally, the Company also purchased from Shionogi $0.4 million of Symproic samples, which have been recorded in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2019.

The Company is amortizing the Symproic license over the life of the underlying patent, which the earliest date of generic entry for Symproic is November 2031 based on the expiration date of US patent # 9,108,975.

TTY license and supply agreement

The Company has a license and supply agreement with TTY Biopharm Co., Ltd. (“TTY”) for the exclusive rights to develop and commercialize BEMA Fentanyl in the Republic of China, Taiwan.

During the six months ended June 30, 2019 and 2018, the Company received cumulative payments of $0.3 million and $0.9 million, respectively, from TTY, which related to royalties based on product purchased in Taiwan by TTY of PAINKYL™ which is recorded in the accompanying condensed consolidated statement of operations. Also, during the six months ended June 30, 2019, the Company received the final milestone payment of $0.2 million ($0.16 million net of Taiwan tax) which is based on cumulative sales of PAINKYL by TTY exceeding $10 million.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

7. Other intangible assets:

Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

June 30, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Product rights	$6,050	$(5,723)	$327
BELBUCA license and distribution rights	45,000	(11,250)	33,750
Symproic license and distribution rights	30,636	(609)	30,027
Licenses	1,900	(1,851)	49

Total intangible assets	$83,586	$(19,433)	$64,153

December 31, 2018	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Product rights	$6,050	$(5,442)	$608
BELBUCA license and distribution rights	45,000	(9,000)	36,000
Licenses	1,900	(1,805)	95

Total intangible assets	$52,950	$(16,247)	$36,703

8. Notes payable:

On May 23, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Biopharma Credit plc (“Pharmakon”), for a senior secured credit facility consisting of a term loan of $60 million (the “Term Loan”), with the ability to draw an additional $20 million within twelve months of the closing date. The Loan Agreement replaced the Company’s existing Term Loan Agreement (the “Original Loan Agreement”) with CRG Servicing LLC, (“CRG”).

The Company utilized $60 million of the initial loan proceeds under the Loan Agreement, plus an additional $1.8 million to repay all of the outstanding loan balance owed by the Company under the Original Loan Agreement. The Company also used existing cash on hand to pay a $5.6 million backend facility fee to CRG. Upon the repayment of all amounts owed by the Company under the CRG Original Loan Agreement, all commitments to CRG were terminated and all security interests granted by the Company and its subsidiary guarantors under the CRG Original Loan Agreement were released.

During the six months ended June 30, 2019, the Company expensed one-time events of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses arising out of the CRG Term Loan and recorded as interest expense in the accompanying consolidated statement of operations.

The new facility carries a 72-month term with interest only payments on the term loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate (LIBOR effective rate as of June 28, 2019 was 2.52%). The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.

The obligations under the Loan Agreement are guaranteed by the Company’s subsidiaries and are secured by a first priority security interest in and a lien on substantially all of the assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The following table represents future maturities of the notes payable obligation as of June 30, 2019:

2019	—
2020	—
2021	—
2022	13,846
2023	18,461
2024	18,462
2025	9,231

Total maturities	$60,000
Unamortized discount and loan costs	(1,552)

Total notes payable obligation	$58,448

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

9. Net sales by product:

The Company’s business is classified as a single reportable segment.

However, the following table presents net sales by product:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
BELBUCA	$24,060	$9,746	$42,764	$17,770
Symproic	3,175	—	3,175	—
BUNAVAIL	821	1,020	1,876	2,834

Net product sales	$28,056	$10,766	$47,815	$20,604

10. Stockholders’ equity:

Public Offering

On April 15, 2019 the Company completed an underwritten public offering by the Company and a selling stockholder of 12,000,000 shares of common stock at a public offering price of $5.00 per share. The gross proceeds from the Company’s portion of the offering (10,000,000 shares), before deducting the underwriter discounts and commission and other offering expenses, was $50.0 million. The net proceeds were $47.6 million. The gross proceeds to the selling stockholder were approximately $19.0 million, which includes shares sold pursuant to the underwriters’ exercise of their option to purchase an additional 1,800,000 shares of common stock at the public offering price.

Common Stock

On July 25, 2019, in connection with the Company’s 2019 Annual Meeting of Stockholders (“the Annual Meeting”), the Company’s stockholders approved, among other matters, an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 125,000,000 to 175,000,000. Shareholders also approved the Company’s 2019 Stock Option and Incentive Plan (the “2019 Plan”), which reserves 14,000,000 shares of stock for issuance under the 2019 Plan.

Stock-based compensation

During the six months ended June 30, 2019, a total of 2,134,956 options to purchase Common Stock, with an aggregate fair market value of approximately $9.0 million, were granted to employees, officers and directors of the Company. Options have a term of 10 years from the grant date. Options granted to employees vest ratably over a three-year period and options granted to members of the Board of Directors vest ratably through 2022. The fair value of each option is amortized as compensation expense evenly through the vesting period.

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

The key assumptions used in determining the fair value of options granted during the six months ended June 30, 2019 follows:

Expected price volatility	61.83%-64.10%
Risk-free interest rate	2.36%-2.66%
Weighted average expected life in years	6 years
Dividend yield	—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

Option activity during the six months ended June 30, 2019 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2019	4,406,004	$3.19	$4,172

Granted in 2019:
Officers and Directors	1,132,109	3.93
Employees	1,002,847	4.51
Exercised	(360,379)	4.60
Forfeitures	(204,587)	4.07

Outstanding at June 30, 2019	5,975,994	$3.53	$7,987

During the six months ended June 30, 2019, a cumulative total of 492,198 options were granted in excess of the Company’s 2011 Equity Incentive Plan, as amended (the “EIP”) available number of shares under the plan. These options were subject to shareholder approval at the Annual Meeting, which were subsequently approved.

As of June 30, 2019, options exercisable totaled 1,992,349. There are approximately $7.9 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2022.

Restricted stock units

During the six months ended June 30, 2019, a cumulative total of 360,250 RSUs were granted to the Company’s executive officers, members of senior management, a former officer and directors with a fair market value of approximately $1.6 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. These RSUs were issued under the EIP.

RSU grants are time-based, all of which generally vest from a one to three-year period. The RSU grant to the former officer vested on his retirement date April 30, 2019.

Restricted stock activity during the six months ended June 30, 2019 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2019	2,166,102	$2.59
Granted:
Executive officers	223,250	4.44
Directors	90,000	4.85
Employees	47,000	4.67
Vested	(692,032)	4.89
Forfeitures	(76,632)	3.10

Outstanding at June 30, 2019	1,757,688	$3.31

Preferred Stock

During the six months ended June 30, 2019, 1,384 shares of Series B Preferred Stock (“Series B”) were converted into 7,688,888 shares of Common Stock. As of June 30, 2019, 1,716 shares of Series B are outstanding. As of June 30, 2019, 2,093,155 shares of Series A Preferred Stock (“Series A”) are outstanding. There were no conversions of Series A during the six months ended June 30, 2019.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

Earnings Per Share

During the three months ended June 30, 2019 and 2018, outstanding stock options, RSUs, warrants and preferred shares of 18,131,489 and 23,849,633, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. During the six months ended June 30, 2019 and 2018, outstanding stock options, RSUs, warrants and preferred shares of 17,528,530 and 17,334,492, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. Included in the three and six months ended June 30, 2019 and 2018 are the Series B shares as converted to common stock.

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

On September 22, 2014, the RB Plaintiffs filed an action against the Company (and the Company’s commercial partner) relating to the Company’s BUNAVAIL product in the United States District Court for the District of New Jersey for alleged patent infringement. The RB Plaintiffs claim that BUNAVAIL, whose formulation and manufacturing processes have never been disclosed publicly, infringes its patent U.S. Patent No. 8,765,167 (the “‘167 Patent”). The Company believes this is an anticompetitive attempt by the RB Plaintiffs to distract the Company’s efforts from commercializing BUNAVAIL. On December 12, 2014, the Company filed a motion to transfer the case from New Jersey to North Carolina and a motion to dismiss the case against its commercial partner.

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

Litigation related to BELBUCA

On January 13, 2017, Aquestive filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA infringes the ‘167 Patent. In lieu of answering the complaint, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. On July 25, 2017, the New Jersey Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. This case was later transferred to the Delaware District Court. On October 31, 2017, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. On October 16, 2018, denying the motion to dismiss as moot, the Delaware District Court granted the Company’s motion to transfer the case to the EDNC. On November 20, 2018, the Company moved the EDNC to dismiss the complaint for patent infringement for failure to state a claim for relief. On August 6, 2019, the EDNC granted the Company’s motion to dismiss, and dismissed the complaint without prejudice. The Company strongly refutes as without merit Aquestive’s assertion of patent infringement and will vigorously defend the lawsuit.

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

Second Quarter and Recent Highlights

•

On April 4, 2019, we entered into an exclusive licensing agreement with Shionogi, Inc. to commercialize Symproic in the United States and Puerto Rico effective immediately, for the treatment of opioid-induced constipation (“OIC”) in adults with chronic non-cancer pain.

•

On April 15, 2019, we completed an underwritten public offering by us and a selling stockholder of 12,000,000 shares of common stock at a public offering price of $5.00 per share. The gross proceeds from our portion of the offering (10,000,000 shares), before deducting the underwriter discounts and commission and other offering expenses, was $50.0 million, or net $47.6 million. The gross proceeds to the selling stockholder was approximately $10.0 million.

•

On May 23, 2019, we refinanced our existing debt agreement with a new facility from BioPharma Credit plc (“Pharmakon”). The new facility consists of a $60.0 million term loan and will generate an estimated $1.5 million in annual interest cost savings compared to the previous debt facility.

•	On July 1, 2019, we were added to the broad-market Russell 3000® Index as well as the Russell 2000® Index at the conclusion of the 2019 Russell indexes annual reconstitution.

•

On June 24, 2019, we shared how our scientific investments for BELBUCA throughout 2019, including clinical trials, publications, and medical education initiatives align with the recommendations regarding buprenorphine from the recently released Pain Management Best Practices Inter-Agency Task Force’s (“Task Force”) final report which proposes best practices for managing chronic and acute pain.

•

On July 9, 2019, we announced that several regional health care plans improved patient access to BELBUCA during the second quarter of this year. Several prominent regional U.S. insurance plans representing an additional six million covered lives enhanced BELBUCA’s coverage to preferred status or initiated coverage for BELBUCA. These six million covered lives brings the total number of commercial lives with access to BELBUCA to more than 165 million, representing more than 90% of the U.S. commercial insurance market.

Our Products and Related Trends

Our product portfolio currently consists of four products that are approved by the FDA. Three of our products utilize our patented BEMA thin film drug delivery technology.

BELBUCA

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

The risks to our company associated with BELBUCA include: (i) inability to manufacture adequate supplies for commercial use; (ii) unexpected product safety issues; (iii) failure of our sales force to effectively sell the product and, (iv) inadequate reimbursement. A technical or commercial failure of BELBUCA would have a material adverse effect on our future revenue potential and would negatively affect investor confidence in our company and our public stock price.

SYMPROIC

Symproic is a peripherally acting mu-opioid receptor antagonist, or PAMORA, and was approved by the FDA on March 23, 2017 for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. OIC occurs primarily via activation of entericmu-receptors in the small intestine and proximal colon, which results in harder stool and less frequent and less effective defecation. Because OIC results from the specific effects of opioids, it differs mechanistically from other forms of constipation, and deserves dedicated medical management. Compared to currently marketed products and products under development for OIC, we believe that Symproic is differentiated based on the following features:

•	strong and durable efficacy observed in randomized, double-blind, placebo controlled clinical trials of 12 week and 52 week duration in OIC patients;

•	OIC relief that was more frequent, more complete, with less straining than patients taking placebo

•	recommended by the American Gastroenterological Association for patients with laxative refractory OIC;

•	adverse event profile comparable to placebo, with low rates of abdominal pain observed across the phase III program; and

•	the only prescription OIC medication with the convenience of once daily dosing, with only a tablet strength, and that can be taken with or without food and with or without laxatives.

Because of the durable efficacy, tolerability and convenience benefits, we believe that Symproic is a best-in-class PAMORA that reliably provides durable relief of OIC, which frees both the patient and the healthcare provider to focus on treating the patient’s chronic pain.

We believe that there are long-term growth opportunities for Symproic. In 2018, according to data from Symphony Health, the market for PAMORAs included over 550,000 prescriptions dispensed. This represents a 1% growth in prescription volume from 2017. The growth rate of the PAMORAs has slowed since 2017, driven by a decline in opioid prescription rates.

The risks to our company associated with Symproic include: (i) unexpected product safety issues; (ii) inability to continue to supply product in adequate quantities to meet the commercial demand; (iii) inability to continue to reduce Symproic manufacturing costs; (iv) failure of our sales force to effectively sell the product and, (v) inadequate reimbursement.

BUNAVAIL

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

BUNAVAIL provides an alternative treatment utilizing the advanced BEMA drug delivery technology. BUNAVAIL has approximately twice the bioavailability of sublingual buprenorphine-containing products for opioid dependence, allowing for effective treatment with half the dose when compared to Suboxone film. Additionally, BUNAVAIL offers convenient and discrete buccal administration and avoids the need for patients to avoid talking and swallowing during administration. BUNAVAIL has demonstrated an excellent tolerability profile, with a 68% reduction in the incidence of constipation at the end of 12 weeks in a Phase 3 trial in patients converted from Suboxone sublingual tablets or film to BUNAVAIL. The impact of a growing generic Suboxone market has resulted in declining market conditions, and as such, BUNAVAIL is no longer a core strategic asset for our Company.

Our BUNAVAIL efforts are focused on current BUNAVAIL prescribers and on increasing prescriptions related to current, upcoming and future managed care contracts where BUNAVAIL is placed in a favorable formulary position.

The risks to our company associated with BUNAVAIL include: (i) unexpected product safety issues; (ii) inability to continue to supply product in adequate quantities to meet the commercial demand; (iii) inability to continue to reduce BUNAVAIL manufacturing costs; (iv) failure of our sales force to effectively sell the product and, (v) inadequate reimbursement.

ONSOLIS

In July 2009, ONSOLIS (fentanyl buccal soluble film) was approved for the management of pain that “breaks through” the effects of other medications being used to control persistent pain, or breakthrough pain, in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. We refer to breakthrough pain in opioid tolerant patients with cancer as BTCP. ONSOLIS provides significant reduction in pain for patients suffering from BTCP in a convenient formulation with a range of doses to allow patients to titrate to an adequate level of pain control. We are not currently assessing options for U.S. commercialization of ONSOLIS. Given current declining market conditions, we have no plans to reintroduce the product in the US at this time. The product is no longer strategic for the Company.

We will continue to seek additional license agreements. We anticipate that funding for the next several years will come primarily from earnings from sales of BELBUCA, Symproic and BUNAVAIL, milestone payments and royalties from Mylan and TTY.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

Product Sales. We recognized $28.1 million and $10.8 million in product sales during the three months ended June 30, 2019 and 2018, respectively. The increase in 2019 is principally due to increased BELBUCA product sales from the utilization of managed care wins and the acquisition of Symproic.

Product Royalty Revenues. We recognized $1.5 million and $1.4 million in product royalty revenue during the three months ended June 30, 2019 and 2018, respectively. Of the aforementioned amounts, $1.0 million and $0.9 million, respectively, can be attributed to royalties on net sales of BREAKYL under our license agreement with Meda. We recognized $0.5 million and $0.5 million in PAINKYL royalty revenue during the three months ended June 30, 2019 and 2018, respectively, under our license agreement with TTY.

Contract Revenues. We recognized $0.16 million in PAINKYL contract revenue during the three months ended June 30, 2019 under our license agreement with TTY. We recognized $0.02 million in contract revenue during the three months ended June 30, 2018 related to our former license agreement with Purdue for BELBUCA in Canada.

Cost of Sales. We incurred $4.9 million and $4.6 million in cost of sales during the three months ended June 30, 2019 and 2018, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC IV, LLC (“CDC”).

Selling, General and Administrative Expenses. During the three months ended June 30, 2019 and 2018, selling, general and administrative expenses totaled $22.0 million and $14.0 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA, BUNAVAIL and Symproic, legal, accounting and management wages, consulting and professional fees, travel costs, stock based compensation and amortization. The increase in selling, general and administrative expenses during the three months ended June 30, 2019 is due to the increase in compensation expense related to our expansion efforts, increased marketing efforts and expenses related to the acquisition of Symproic.

Research and Development. We recognized $0.9 million of research and development expense during the three months ended June 30, 2018 related to allocated wages and compensation to approved products and product candidates. There was no such research and development expense during the three months ended June 30, 2019 due to the Company focusing entirely on commercialized products beginning in 2019.

Interest expense, net. During the three months ended June 30, 2019, we had net interest expense of $13.9 million. During the three months ended June 30, 2019, we had interest expense of $14.2 million, consisting of $11.9 million of one-time costs associated with the refinancing, $1.9 million of scheduled interest payments relating to both loans, $0.3 million of related amortization of discount and loan costs for both the old and new debt arrangements, and $0.1 million of warrant interest expense associated with the former CRG loan.

The one-time expenses related to the payoff of the CRG loan consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs.

During the three months ended June 30, 2019, we also had interest income of $0.3 million.

During the three months ended June 30, 2018, we had net interest expense of $2.5 million, consisting of $1.4 million of scheduled interest payments, $0.8 million of related amortization of discount and loan costs and $0.3 million of warrant interest expense, all related to the former CRG loan.

Comparison of the six months ended June 30, 2018 and 2017

Product Sales. We recognized $47.8 million and $20.6 million in product sales during the six months ended June 30, 2019 and 2018, respectively. The increase in 2019 is principally due to increased BELBUCA product sales from the utilization of managed care wins and the acquisition of Symproic.

Product Royalty Revenues. We recognized $1.5 million and $1.8 million in product royalty revenue during the six months ended June 30, 2019 and 2018, respectively. Of the aforementioned amounts, $1.0 million and $0.9 million, respectively, can be attributed to royalty revenue from BREAKYL under our license agreement with Meda. We recognized $0.5 million and $0.9 million during the six months ended June 30, 2019 and 2018, respectively, in PAINKYL royalty revenue under our license agreement with TTY.

Contract Revenues. We recognized $0.16 million in PAINKYL contract revenue during the six months ended June 30, 2019 under our license agreement with TTY. We recognized $1.0 million in contract revenue during the six months ended June 30, 2018 related to our former license agreement with Purdue, which was for the Canadian commercial launch and related milestones.

Cost of Sales. We incurred $9.0 million and $8.0 million in cost of sales during the six months ended June 30, 2019 and 2018, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC.

Selling, General and Administrative Expenses. During the six months ended June 30, 2019 and 2018, selling, general and administrative expenses totaled $38.9 million and $27.5 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA, BUNAVAIL and Symproic, management wages and stock-based compensation, legal, accounting and other professional fees, travel costs, and the amortization of our intangible assets including the license and distribution rights from the reacquisition of BELBUCA and the acquisition of Symproic. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet. The increase in selling, general and administrative expenses during 2019 is due to the increase in compensation expense related to our expansion efforts, increased marketing efforts and expenses related to the acquisition of Symproic.

Research and Development. We recognized $3.3 million of research and development expense during the six months ended June 30, 2018 related to allocated wages and compensation to approved products and product candidates. There was no such research and development expense during the six months ended June 30, 2019 due to the Company focusing entirely on commercialized products beginning in 2019.

Interest expense, net. During the six months ended June 30, 2019, we had interest expense of $16.8 million, consisting of $11.9 million of one-time costs associated with the refinancing, $3.9 million of scheduled interest payments relating to both loans, $0.7 million of related amortization of discount and loan costs for both the old and new debt arrangements, and $0.4 million of warrant interest expense associated with the former CRG loan.

The one-time expenses related to the payoff of the CRG loan consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs.

During the six months ended June 30, 2019, we also had interest income of $0.3 million.

During the six months ended June 30, 2018, we had net interest expense of $5.0 million, consisting of $1.3 million of scheduled interest payments, $1.8 million of related amortization of discount and loan costs and $0.5 million of warrant interest expense, all related to the former CRG loan.

Revenues

The following table summarizes net product sales for the three- and six-month periods ended June 30 in thousands:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
BELBUCA	$24,060	$9,746	$42,764	$17,770
% of net product sales	86%	91%	89%	86%
Symproic	3,175	—	3,175	—
% of net product sales	11%	—	7%	—
BUNAVAIL	821	1,020	1,876	2,834
% of net product sales	3%	9%	4%	14%

Net product sales	$28,056	$10,766	$47,815	$20,604

Non-GAAP Financial Information:

We report our condensed consolidated financial results in accordance with GAAP; however, we believe that earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other non-GAAP results should be considered in isolation of or as an alternative for, earnings measures prepared in accordance with GAAP. Management uses these non-GAAP measures internally to measure the ongoing operating performance of our Company along with other metrics, and for planning and forecasting purposes. In addition, when evaluating non-GAAP results, we exclude certain items that are considered to be non-cash and if applicable, non-recurring, in nature.

EBITDA and Non-GAAP Income/(Loss):

We have presented EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance and to develop operational goals for managing our business. We believe this financial measure helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of the expenses eliminated in calculating EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance. Accordingly, we believe that EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income/(loss), which is the nearest GAAP equivalent. Some of these limitations are:

•

EBITDA excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in EBITDA;

•	EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and

•	EBITDA excludes net interest, including both interest expense and interest income.

Non-GAAP net income/(loss) is an alternative view of our performance that we are providing because management believes this information enhances investors’ understanding of our results as it permits investors to better understand the ongoing operations of the business, the impact of any non-recurring one time events, the cash results of the organization and is an additional measure used by management to assess performance.

Non-GAAP net income/(loss) is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of non-GAAP net income/(loss) rather than net income/(loss), which is the nearest GAAP equivalent. Some of these limitations are:

•

Non-GAAP income/(loss) excludes certain one-time items because of the nature of the items and the impact that those have on the analysis of underlying business performance and trends. Specifically, in the presentation of non-GAAP income/(loss) for the three and six months periods ended June 30, 2019, we have excluded the financial impact of our debt refinancing which closed in May 2019, as it is non-recurring. This excluded item is a significant component in understanding and assessing ongoing financial performance. The one-time expenses related to the dissolution of the CRG loan consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs;

•

The expenses and other items that we exclude in our calculation of non-GAAP net income/(loss) may differ from the expenses and other items, if any, that other companies may exclude from non-GAAP net income/(loss) when they report their operating results since non-GAAP income/(loss) is not a measure determined in accordance with GAAP, and it has no standardized meaning prescribed by GAAP;

•

We exclude stock-based compensation expense from non-GAAP net income/(loss) although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;

•

We exclude amortization of intangible assets from non-GAAP net income/(loss) due to the non-cash nature of this expense and although it has been and will continue to be for the foreseeable future a recurring expense for our business, these expenses do not affect our cash position; and

•	Amortization of warrant discount costs associated with the CRG loan which was dissolved in May 2019 are excluded given these expenses did not affect our cash position;

Reconciliations of non-GAAP metrics to most directly comparable U.S. GAAP financial measures:

The following tables reconcile net income/(loss)earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of GAAP net income/(loss) to EBITDA (non-GAAP)	2019	2018	2019	2018
GAAP net income/(loss)	$(11,130)	$(9,770)	$(14,963)	$(20,479)
Add back:
Provision for income taxes	—	(20)	—	53
Net interest expense	13,929	2,525	16,490	5,037
Depreciation and amortization	1,981	1,679	3,356	3,199

EBITDA	$4,780	$(5,586)	$4,883	$(12,190)

Reconciliation of GAAP net income/(loss) to Non-GAAP net income/(loss)	$(11,130)	$(9,770)	$(14,963)	$(20,479)
Non-GAAP adjustments:
Stock-based compensation expense	1,569	1,084	2,712	4,005
Amortization of intangible assets	1,898	1,289	3,187	2,578
Amortization of warrant discount	179	269	448	538
Non-recurring financial impact of debt refinance	11,866	—	11,866	—

Non-GAAP net income/(loss)	$4,382	$(7,128)	$3,250	$(13,358)

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from borrowings, convertible notes, and notes payable, funded research arrangements, revenue generated as a result of our worldwide license and development agreements and the commercialization of our BELBUCA, Symproic and BUNAVAIL products. We intend to finance our commercialization and working capital needs from existing cash, earnings from the commercialization of BELBUCA, Symproic and BUNAVAIL, royalty revenue, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding common stock options and warrants to purchase common stock.

At June 30, 2019, we had cash of approximately $57.2 million. We used $4.4 million of cash in operations during the six months ended June 30, 2019. We believe that we have sufficient cash to manage the business as currently planned.

Additional capital may be required to support the continued commercialization of our BELBUCA, Symproic and BUNAVAIL products, as well as other products which may be acquired or licensed by us, and for general working capital requirements. Based on product development timelines and agreements with our partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2019 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$1,126	$355	$740	$31	$—
Secured loan facility	60,000	—	4,615	55,385	—
Interest on secured loan facility	28,100	6,747	12,192	9,161	—
Minimum royalty expenses*	12,000	1,500	3,000	3,000	4,500
Purchase obligations**	1,015	493	522	—	—

Total contractual cash obligations	$102,241	$9,095	$21,069	$67,577	$4,500

*

Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales. The minimum payment is $0.4 million per quarter or $1.5 million per year until patent expiry on July 23, 2027.

**	Purchase obligations represent an agreement for the supply of active pharmaceutical ingredient for use in production.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

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

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of our continuing commercial efforts with BELBUCA, Symproic and BUNAVAIL), (ii) the application and availability of corporate funds and our need for future funds, (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial activities for our products and product candidates and regulatory filings related to the same or (iv) the results of our ongoing intellectual property litigations and patent office proceedings, may differ significantly from those set forth or anticipated in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2018 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Key components of our drug delivery technologies, products and product candidates, including for BELBUCA, Symproic and BUNAVAIL, may be provided by sole or limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs. Certain components used in our development activities, such as the active pharmaceutical ingredients, or API, of our products, are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

•	delays associated with development and non-clinical and clinical trials due to an inability to timely obtain a single or limited source component;

•	inability to timely obtain a sufficient quantities of API and an adequate supply of required components; and

•	reduced control over pricing, quality and timely delivery.

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

With respect to our BEMA delivery technology, the thin film drug delivery technology space is highly competitive. There is a risk that a court of law in the United States or elsewhere could determine that one or more of our BEMA based products conflicts with or covered by external patents. This risk presently exists in our litigation with Reckitt Benckiser, Inc., RB Pharmaceuticals Limited, and Aquestive Therapeutics, Inc. (formerly known as MonoSol Rx LLC, or Aquestive) relating to our BUNAVAIL product which was filed in September 2014 and in our litigation with Aquestive relating to our BELBUCA product which was filed in January 2017. If the courts in these cases were to rule against us and our partner in these cases, we could be forced to license technology from Aquestive or be prevented from marketing BUNAVAIL or BELBUCA, or otherwise incur liability for damages, which could have a material adverse effect on our ability for us or our partners to market and sell BUNAVAIL or BELBUCA.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

3.1	Amended and Restated Bylaws of the Company *

10.1	Exclusive License Agreement dated April 4, 2019 between the Company and Shionogi Inc. (1)

10.2	Loan Agreement dated May 23, 2019 between the Company and Biopharma Credit PLC *†

10.3	2019 Stock Option and Incentive Plan (2)

10.4	Form of Incentive Stock Option Agreement under the 2019 Stock Option and Incentive Plan.*

10.5	Form of Nonqualified Stock Option Agreement for Company Employees under the 2019 Stock Option and Incentive Plan.*

10.6	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2019 Stock Option and Incentive Plan.*

10.7	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2019 Stock Option and Incentive Plan.*

10.8	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2019 Stock Option and Incentive Plan.*

31.1	Certification of Principal Executive Officer Pursuant To Sarbanes-Oxley Section 302. *

31.2	Certification of Principal Financial Officer Pursuant To Sarbanes-Oxley Section 302. *

32.1	Certification Pursuant To 18 U.S.C. Section 1350. #

32.2	Certification Pursuant To 18 U.S.C. Section 1350. #

101.ins	XBRL Instance Document.

101.sch	XBRL Taxonomy Extension Schema Document.

101.cal	XBRL Taxonomy Calculation Linkbase Document.

101.def	XBRL Taxonomy Definition Linkbase Document.

101.lab	XBRL Taxonomy Label Linkbase Document.

101.pre	XBRL Taxonomy Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 10, 2019.
(2)	Incorporated by reference to Appendix A of the Company’s Form DEF 14A filed on June 17, 2019
*

Filed herewith, a signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 8, 2019	By:	/s/ Herm Cukier
Herm Cukier
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1