Form 10-Q
period 2019-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2019-11-12
CIK 1103021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-31361
__________________________________
BioDelivery Sciences International, Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	35-2089858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4131 ParkLake Ave., Suite 225, Raleigh, NC	27612
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number (including area code): 919-582-9050
__________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	BDSI	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2019, there were 89,928,219 shares of company Common Stock issued and 89,912,728 shares of company Common Stock outstanding.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$55,863	$43,822
Accounts receivable, net	33,422	13,627
Inventory, net	10,766	5,406
Prepaid expenses and other current assets	4,874	3,188
Total current assets	104,925	66,043
Property and equipment, net	3,713	3,072
Goodwill	2,715	2,715
License and distribution rights, net	62,044	36,000
Other intangible assets, net	211	703
Total assets	$173,608	$108,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,545	$21,539
Total current liabilities	46,545	21,539
Notes payable, net	58,515	51,652
Other long-term liabilities	654	5,600
Total liabilities	105,714	78,791
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock. $.001 par value, 2,093,155 shares outstanding at both September 30, 2019 and December 31, 2018, respectively; Series B Non-Voting Convertible Preferred Stock, $.001 par value, 1,698 and 3,100 shares outstanding at September 30, 2019 and December 31, 2018, respectively.	2	2
Common Stock, $.001 par value; 175,000,000 shares authorized at September 30, 2019 and 125,000,000 shares authorized at December 31, 2018, respectively; 89,796,774 and 70,793,725 shares issued;89,781,283 and 70,778,234 shares outstanding at September 30, 2019 and December 31, 2018, respectively.	90	71
Additional paid-in capital	433,746	381,004
Treasury stock, at cost, 15,491 shares	(47)	(47)
Accumulated deficit	(365,897)	(351,288)
Total stockholders’ equity	67,894	29,742
Total liabilities and stockholders’ equity	$173,608	$108,533
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$29,623	$13,763	$77,438	$34,367
Product royalty revenues	683	370	2,154	2,197
Contract revenues	—	23	160	1,047
Total Revenues:	30,306	14,156	79,752	37,611
Cost of sales	5,350	3,779	14,325	11,760
Expenses:
Research and development	—	699	—	4,038
Selling, general and administrative	23,360	13,489	62,304	41,013
Total Expenses:	23,360	14,188	62,304	45,051
Income (loss) from operations	1,596	(3,811)	3,123	(19,200)
Interest expense	(1,234)	(2,567)	(17,732)	(7,598)
Other (expense) income, net	(3)	(2)	5	(8)
Income (loss) before income taxes	$359	$(6,380)	$(14,604)	$(26,806)
Income tax expense	(5)	—	(5)	(53)
Net income (loss)	$354	$(6,380)	$(14,609)	$(26,859)
Beneficial conversion feature of convertible preferred stock	—	(12,500)	—	(12,500)
Net income (loss) attributable to common stockholders	$354	$(18,880)	$(14,609)	$(39,359)
Basic
Weighted average common stock shares outstanding	89,649,922	64,900,007	81,612,112	60,599,456
Basic earnings (loss) per share	$—	$(0.29)	$(0.18)	$(0.65)
Diluted
Weighted average common stock shares outstanding	105,138,894	64,900,007	81,612,112	60,599,456
Diluted earnings (loss) per share	$—	$(0.29)	$(0.18)	$(0.65)
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2019	2,093,155	$2	1,716	$—	89,535,024	$88	$432,358	$(47)	$(366,251)	$66,150
Stock-based compensation	—	—	—	—	—	—	1,267	—	—	1,267
Stock option exercises	—	—	—	—	52,121	—	123	—	—	123
Restricted stock awards	—	—	—	—	109,629	2	(2)	—	—	—
Series B conversion to common stock	—	—	(18)	—	100,000	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	354	354
Balances, September 30, 2019	2,093,155	$2	1,698	$—	89,796,774	$90	$433,746	$(47)	$(365,897)	$67,894

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2018	2,093,155	$2	5,000	$—	59,459,446	$59	$366,123	$(47)	$(325,400)	$40,737
Stock-based compensation	—	—	—	—	—	—	892	—	—	892
Stock option exercises	—	—	—	—	116,387	—	222	—	—	222
Restricted stock awards	—	—	—	—	467,298	1	(1)	—	—	—
Series B issuance, net of issuance cost	—	—	—	—	—	—	99	—	—	99
Series B conversion to common stock	—	—	(1,900)	—	10,555,556	11	(11)	—	—	—
Series B beneficial conversion feature	—	—	—	—	—	—	12,500	—	(12,500)	—
Net loss	—	—	—	—	—	—	—	—	(6,380)	(6,380)
Balances, September 30, 2018	2,093,155	$2	3,100	$—	70,598,687	$71	$379,824	$(47)	$(344,280)	$35,570

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2019	2,093,155	$2	3,100	$—	70,793,725	$71	$381,004	$(47)	$(351,288)	$29,742
Stock-based compensation	—	—	—	—	—	—	3,978	—	—	3,978
Stock option exercises	—	—	—	—	412,500	—	1,193	—	—	1,193
Restricted stock awards	—	—	—	—	801,661	1	(1)	—	—	—
Series B conversion to common stock	—	—	(1,402)	—	7,788,888	8	(8)	—	—	—
Equity offering, net of finance costs	—	—	—	—	10,000,000	10	47,580	—	—	47,590
Net loss	—	—	—	—	—	—	—	—	(14,609)	(14,609)
Balances, September 30, 2019	2,093,155	$2	1,698	$—	89,796,774	$90	$433,746	$(47)	$(365,897)	$67,894

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2018	2,093,155	$2	—	$—	55,904,072	$56	$313,922	$(47)	$(305,056)	$8,877
Stock-based compensation	—	—	—	—	—	—	4,896	—	—	4,896
Stock option exercises	—	—	—	—	285,403	—	528	—	—	528
Restricted stock awards	—	—	—	—	1,733,731	2	(2)	—	—	—
Common stock issuance upon retirement	—	—	—	—	2,119,925	2	(2)	—	—	—
Series B issuance, net of issuance costs	—	—	5,000	—	—	—	47,993	—	—	47,993
Series B conversion to Common Stock	—	—	(1,900)	—	10,555,556	11	(11)	—	—	—
Series B beneficial conversion feature	—	—	—	—	—	—	12,500	—	(12,500)	—
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	(26,859)	(26,859)
Balances, September 30, 2018	2,093,155	$2	3,100	$—	70,598,687	$71	$379,824	$(47)	$(344,280)	$35,570
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS, IN THOUSANDS)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net loss	$(14,609)	$(26,859)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	253	685
Impairment loss on equipment	—	78
Accretion of debt discount and loan costs	11,441	2,953
Amortization of intangible assets	5,084	3,868
Provision for inventory obsolescence	57	396
Stock-based compensation expense	3,978	4,896
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(19,795)	(3,581)
Inventories	(5,416)	261
Prepaid expenses and other assets	(1,686)	(545)
Accounts payable and accrued liabilities	14,844	(427)
Net cash flows used in operating activities	(5,849)	(18,275)
Investing activities:
Product acquisitions	(20,674)	(1,951)
Acquisitions of equipment	(79)	(155)
Net cash flows used in investing activities	(20,753)	(2,106)
Financing activities:
Proceeds from issuance of common stock	48,000	—
Proceeds from issuance of Series B preferred stock	—	50,000
Equity issuance costs	(410)	(1,410)
Proceeds from notes payable	60,000	—
Proceeds from exercise of stock options	1,193	528
Payment on note payable	(67,346)	—
Loss on refinancing of former debt	(2,794)	—
Payment of deferred financing fees	—	(450)
Net cash flows provided by financing activities	38,643	48,668
Net change in cash and cash equivalents	12,041	28,287
Cash and cash equivalents at beginning of period	43,822	21,195
Cash and cash equivalents at end of period	$55,863	$49,482
Cash paid for interest	$5,339	$4,645
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
In April 2019, the Company entered into an exclusive license agreement for the commercialization of Symproic (naldemedine tosylate) in the United States including Puerto Rico for opioid-induced constipation in adult patients with chronic non-cancer pain (Note 6).
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
Operating results for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of results for the full year or any other future periods.
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
On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. The Company reserved $0.2 million for inventory obsolescence as of both September 30, 2019 and December 31, 2018.
Revenue recognition
The main types of revenue contracts are:
•Product sales-Product sales amounts relate to sales of BELBUCA, Symproic and BUNAVAIL. These sales are recognized as revenue when control is transferred to the wholesaler in an amount that reflects the consideration expected to be received.
•Product royalty revenues-Product royalty revenue amounts are based on sales revenue of the PAINKYL product under the Company’s license agreement with TTY and the BREAKYL product under the Company’s license agreement with Meda AB, which was acquired by Mylan N.V. (which we refer to herein as Mylan). Product royalty revenues are recognized when control of the product is transferred to the license partner in an amount that reflects the consideration expected to be received. Supplemental sales-based product royalty revenue may also be earned upon the subsequent sale of the product at agreed upon contractual rates.
•Contract revenue-Contract revenue amounts are related to milestone payments under the Company’s license agreements with its partners.
The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations. Generally, there is no post-shipment obligation on product sold.
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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Adjustments to product sales
The Company recognizes product sales net of estimated allowances for rebates, price adjustments, returns, chargebacks, vouchers and prompt payment discounts. A significant majority of the Company’s adjustments to gross product revenues are the result of accruals for its commercial contracts, retail consumer subsidy programs, and Medicaid and Medicare rebates.
The Company establishes allowances for estimated rebates, chargebacks and product returns based on numerous qualitative and quantitative factors, including:
•the number of and specific contractual terms of agreements with customers;
•estimated levels of inventory in the distribution channel;
•historical rebates, chargebacks and returns of products;
•direct communication with customers;
•anticipated introduction of competitive products or generics;
•anticipated pricing strategy changes by the Company and/or its competitors;
•analysis of prescription data gathered by a third-party prescription data provider;
•the impact of changes in state and federal regulations; and
•the estimated remaining shelf life of products.
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
Since April 2019, cost of sales has also included direct costs attributable to the production of Symproic.
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
The following table summarizes the cash and cash equivalents measured at fair value on a recurring basis as of September 30, 2019:

	Level 1	Level 2	Level 3	Balance at September 30, 2019
Cash and cash equivalents	$55,863	—	—	$55,863
The cash and cash equivalent balance as of September 30, 2019 includes investments in various money market accounts and cash held in interest bearing accounts.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Research and development
As of January 1, 2019, the Company has focused entirely on commercialized products rather than research and development. As such, there were no expenses incurred in research and development during the nine months ended September 30, 2019. Research and development expense for the nine months ended September 30, 2018 totaled $4.0 million.
2. Leases:
The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Lease Cost
Operating lease cost
Operating lease	$82	$81	$246	$244
Variable lease costs	3	1	10	1
Total lease cost	$85	$82	$256	$245

	Nine months ended September 30,
	2019	2018
Other Information
Cash paid for amounts included in the measurement of lease liabilities Operating cash flows from operating leases	$261	$245

	Nine months ended September 30,
	2019	2018
Lease Term and Discount Rate
Weighted-average remaining lease term Operating leases	3.0 years	4.0 years
Weighted-average discount rate Operating leases	11.8%	11.8%
Maturity of Lease Liabilities
Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Maturity of Lease Liabilities
2019	$89
2020	360
2021	370
2022	219
Total lease payments	$1,038
Less: Interest	(152)
Present value of lease liabilities	$886

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Components of Lease Assets and Liabilities

September 30, 2019
Assets
Property and equipment, net Operating lease-right of use asset	$777
Liabilities
Current liabilities Operating lease- current liability	$271
Other long-term liabilities Operating lease- noncurrent liability	615
Total lease liabilities	$886

3. Inventory:
The following table represents the components of inventory as of:

	September 30, 2019	December 31, 2018
Raw materials & supplies	$638	$645
Work-in-process	6,894	2,093
Finished goods	3,478	2,855
Obsolescence reserve	(244)	(187)
Total inventories	$10,766	$5,406

4. Accounts payable and accrued liabilities:
The following table represents the components of accounts payable and accrued liabilities as of:

	September 30, 2019	December 31, 2018
Accounts payable	$2,175	$3,166
Accrued rebates	24,625	12,261
Accrued compensation and benefits	4,662	3,814
Accrued acquisition costs	9,970	318
Accrued returns	1,477	715
Accrued royalties	419	159
Accrued clinical trial costs	—	464
Accrued legal	556	70
Accrued interest expense	1,508	—
Accrued regulatory expenses	282	—
Accrued other	871	572
Total accounts payable and accrued liabilities	$46,545	$21,539

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

5. Property and equipment:
Property and equipment, summarized by major category, consist of the following as of:

	September 30, 2019	December 31, 2018
Machinery & equipment	$5,635	$5,635
Right of use, building lease	777	—
Computer equipment & software	437	406
Office furniture & equipment	161	155
Leasehold improvements	43	43
Idle equipment	679	679
Total	7,732	6,918
Less accumulated depreciation and amortization	(4,019)	(3,846)
Total property and equipment, net	$3,713	$3,072
Depreciation expense for the three-month periods ended September 30, 2019 and September 30, 2018, was approximately $0.08 million and $0.2 million, respectively. Depreciation expense for the nine-month periods ended September 30, 2019 and September 30, 2018, was approximately $0.2 million and $0.7 million, respectively.
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
Pursuant to the terms of the License Agreement, the Company paid Shionogi a $20 million up-front payment on the Effective Date and paid Shionogi a $10 million payment on the six-month anniversary of the Effective Date on October 4, 2019. Furthermore, the Company will pay quarterly tiered royalty payments on potential net sales of Symproic in the Territory that range from 8.5% to 17.5% (plus an additional 1% of net sales on a pass-through basis to a third party licensor of Shionogi) of net sales based on volume of net sales and whether Symproic is being sold as an authorized generic. Assets acquired as part of the License Agreement include: intellectual property, inventory, trademarks and tradenames.
The Company and Shionogi also entered into a customary supply agreement under which Shionogi will supply Symproic to the Company at cost plus an agreed upon markup for an initial term of up to two years. In the event the Company elects to source Symproic from a third party supplier, Shionogi would continue to supply the Company with naldemedine tosylate for use in Symproic at cost plus such agreed upon markup for the duration of the License Agreement. The Company and Shionogi also entered into a Pharmacovigilance agreement that required ongoing cooperation on adverse event reporting for the duration of License Agreement.
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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Additionally, the Company also purchased from Shionogi $0.4 million of Symproic samples, which have been recorded in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2019.
The Company is amortizing the Symproic license over the life of the underlying patent, which the earliest date of generic entry for Symproic is November 2031 based on the expiration date of US patent # 9,108,975.

7. Other intangible assets:
Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

September 30, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Product rights	$6,050	$(5,864)	$186
BELBUCA license and distribution rights	45,000	(12,374)	32,626
Symproic license and distribution rights	30,636	(1,218)	29,418
Licenses	1,900	(1,875)	25
Total intangible assets	$83,586	$(21,331)	$62,255

December 31, 2018	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Product rights	$6,050	$(5,442)	$608
BELBUCA license and distribution rights	45,000	(9,000)	36,000
Licenses	1,900	(1,805)	95
Total intangible assets	$52,950	$(16,247)	$36,703

8. Notes payable:
On May 23, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Biopharma Credit plc (“Pharmakon”), for a senior secured credit facility consisting of a term loan of $60.0 million (the “Term Loan”), with the ability to draw an additional $20.0 million within twelve months of the closing date. The Loan Agreement replaced the Company’s previous Term Loan Agreement (the “Original Loan Agreement”) with CRG Servicing LLC (“CRG”).
The Company utilized $60.0 million of the initial loan proceeds under the Loan Agreement, plus an additional $1.8 million to repay all of the outstanding loan balance owed by the Company under the Original Loan Agreement. The Company also used existing cash on hand to pay a $5.6 million backend facility fee to CRG. Upon the repayment of all amounts owed by the Company under the CRG Original Loan Agreement, all commitments to CRG were terminated and all security interests granted by the Company and its subsidiary guarantors under the CRG Original Loan Agreement were released.
During the nine months ended September 30, 2019, the Company expensed one-time events of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses arising out of the CRG Term Loan and recorded as interest expense in the accompanying consolidated statement of operations.
The new facility carries a 72-month term with interest only payments on the term loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate on the first day for the quarter (LIBOR effective rate as of July 1, 2019 was 2.33%.) The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

The following table represents future maturities of the notes payable obligation as of September 30, 2019:

2019	—
2020	—
2021	—
2022	13,846
2023	18,462
2024	18,462
2025	9,230
Total maturities	$60,000
Unamortized discount and loan costs	(1,485)
Total notes payable obligation	$58,515

9. Net sales by product:
The Company’s business is classified as a single reportable segment.
However, the following table presents net sales by product:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
BELBUCA	$26,514	$12,358	$69,277	$30,128
Symproic	2,172	—	5,348	—
BUNAVAIL	937	1,405	2,813	4,239
Net product sales	$29,623	$13,763	$77,438	$34,367

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
Stock-based compensation
During the nine months ended September 30, 2019, a total of 2,267,904 options to purchase Common Stock, with an aggregate fair market value of approximately $9.5 million, were granted to employees, officers and directors of the Company. Options have a term of 10 years from the grant date. Options granted to employees vest ratably over a three-year period and options

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

granted to members of the Board of Directors vest ratably through 2022. The fair value of each option is amortized as compensation expense evenly through the vesting period.
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
The key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2019 follows:

Expected price volatility	61.80%-64.10%
Risk-free interest rate	1.36%-2.66%
Weighted average expected life in years	6 years
Dividend yield	—
Option activity during the nine months ended September 30, 2019 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2019	4,406,004	$3.19	$4,172
Granted in 2019:
Officers and Directors	1,132,109	3.93
Employees	1,135,795	4.46
Exercised	(412,500)	4.60
Forfeitures	(490,342)	3.97
Outstanding at September 30, 2019	5,771,066	$3.53	$5,627
As of September 30, 2019, options exercisable totaled 1,903,370. There are approximately $5.6 million of unrecognized compensation cost related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2022.
Restricted stock units
During the nine months ended September 30, 2019, a cumulative total of 360,250 RSUs were granted to the Company’s executive officers, members of senior management, a former officer and directors with a fair market value of approximately $1.6 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest.
RSU grants are time-based, all of which generally vest from a one to three-year period. The RSU grant to the former officer vested on his retirement date April 30, 2019.
Restricted stock activity during the nine months ended September 30, 2019 was as follows:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2019	2,166,102	$2.59
Granted:
Executive officers	223,250	4.44
Directors	90,000	4.85
Employees	47,000	4.67
Vested	(801,661)	4.80
Forfeitures	(87,132)	2.30
Outstanding at September 30, 2019	1,637,559	$3.23
Preferred Stock
During the nine months ended September 30, 2019, 1,402 shares of Series B Preferred Stock (“Series B”) were converted into 7,788,888 shares of Common Stock. As of September 30, 2019, 1,698 shares of Series B are outstanding. As of September 30, 2019, 2,093,155 shares of Series A Preferred Stock (“Series A”) are outstanding. There were no conversions of Series A during the nine months ended September 30, 2019.
Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic:
Net income (loss)	$354	$(6,380)	$(14,609)	$(26,859)
Less deemed dividend related to beneficial conversion feature on Series B Preferred Stock	—	(12,500)	—	(12,500)
Net earnings (loss) attributable to common stockholders	$354	$(18,880)	$(14,609)	$(39,359)
Weighted average common shares outstanding	89,649,922	64,900,007	81,612,112	60,599,456
Basic earnings (loss) per common share	$—	$(0.29)	$(0.18)	$(0.65)
Diluted:
Effect of dilutive securities:
Net income (loss) attributable to common stockholders, diluted	$354	$(18,880)	$(14,609)	$(39,359)
Weighted average common shares outstanding	89,649,922	64,900,007	81,612,112	60,599,456
Effect of dilutive options and warrants	15,488,972	—	—	—
Dilutive weighted average common shares outstanding	105,138,894	64,900,007	81,612,112	60,599,456
Diluted earnings (loss) per common share	$—	$(0.29)	$(0.18)	$(0.65)
During the three months ended September 30, 2019, outstanding stock options, RSUs, warrants and preferred shares of 15,488,972 were included in the computation of diluted earnings per common share. During the three months ended September 30, 2018, outstanding stock options, RSUs, warrants and preferred shares of 25,745,108 were not included in the computation

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

of diluted earnings per common share, because to do so would have had an antidilutive effect. During the nine months ended September 30, 2019 and 2018, outstanding stock options, RSUs, warrants and preferred shares of 15,260,949 and 18,917,774, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. Included in the three and nine months ended September 30, 2019 and 2018 are the Series B shares as converted to common stock.
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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

On October 28, 2014, the Company filed multiple IPR petitions on certain claims of the ‘167 Patent. The USPTO instituted three of the four IPR petitions. The PTAB upheld the claims and denied collateral estoppel applied to the PTAB decisions in March 2016. The Company appealed to Court of Appeals for the Federal Circuit. The USPTO intervened with respect to whether collateral estoppel applied to the PTAB. On June 19, 2018, the Company filed a motion to remand the case for further consideration by the PTAB in view of intervening authority. On July 31, 2018, the Federal Circuit vacated the decisions, and remanded the ‘167 Patent IPRs for further consideration on the merits. On February 7, 2019, the PTAB issued three decisions on remand purporting to deny institution of the three previously instituted IPRs of the ‘167 patent. On March 11, 2019, the Company timely appealed the PTAB decisions on remand to U.S. Court of Appeal for the Federal Circuit. On March 20, 2019, Aquestive and Indivior moved to dismiss the appeal, and the Company opposed that motion. On August 29, 2019, a three-judge panel of the Court of Appeals for the Federal Circuit granted the motion and dismissed the Company’s appeal. On September 30, 2019, the Company filed a petition for an en banc rehearing of the order dismissing the Company’s appeal by the full Federal Circuit Court of Appeals.
Litigation related to BELBUCA
On January 13, 2017, Aquestive filed a complaint in the United States District Court for the District of New Jersey alleging BELBUCA infringes the ‘167 Patent. In lieu of answering the complaint, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. On July 25, 2017, the New Jersey Court administratively terminated the case pending the parties submission of a joint stipulation of transfer because the District of New Jersey was an inappropriate venue. This case was later transferred to the Delaware District Court. On October 31, 2017, the Company filed motions to dismiss the complaint and, in the alternative, to transfer the case to the EDNC. On October 16, 2018, denying the motion to dismiss as moot, the Delaware District Court granted the Company’s motion to transfer the case to the EDNC. On November 20, 2018, the Company moved the EDNC to dismiss the complaint for patent infringement for failure to state a claim for relief. On August 6, 2019, the EDNC granted the Company’s motion to dismiss, and dismissed the complaint without prejudice. On or about November 11, 2019, Aquestive refiled a complaint in the EDNC against the Company alleging that BELBUCA infringes the ‘167 Patent. The Company strongly refutes as without merit Aquestive’s assertion of patent infringement and will vigorously defend the lawsuit.
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
On December 20, 2016 the USPTO issued U.S. Patent No. 9,522,188 (the “‘188 Patent””), and this patent was properly listed in the Orange Book as covering the BUNAVAIL product. On February 23, 2017 Teva sent a Paragraph IV certification adding the 9,522,188 to its ANDA. An amended Complaint was filed, adding the ‘188 Patent to the litigation.
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
Chemo Research, S.L
On March 1, 2019, the Company filed a complaint for patent infringement in Delaware against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. (collectively, “Defendants”), asserting that the Defendants infringe its Orange Book listed patents for BELBUCA, including U.S. Patent Nos. 8,147,866 and 9,655,843, both expiring in July of 2027, and U.S. Patent No. 9,901,539 expiring December of 2032. This complaint follows a receipt by the Company on January 31, 2019, of a Notice Letter from Chemo Research S.L. stating that it has filed with the FDA an ANDA containing a Paragraph IV Patent Certification, for a generic version of BELBUCA Buccal Film in strengths 75 mcg, 150 mcg, 300 mcg, 450 mcg, and 900 mcg. Because the Company initiated a patent infringement suit to defend the patents identified in the Notice Letter within 45 days after receipt, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the case that each of the patents is not infringed or invalid. Chemo Research S.L.’s Notice Letter also does not provide any information on the timing or approval status of its ANDA. On March 15, 2019, the Company filed a complaint against the Defendants in New Jersey asserting the same claims for patent infringement made in the Delaware lawsuit. On April 19, 2019, Defendants filed an answer to the Delaware complaint wherein they denied infringement of the ‘866, ‘843 and ‘539 patents and asserted counterclaims seeking declaratory relief concerning the alleged invalidity and non-infringement of such patents. On April 25, 2019, the Company voluntarily dismissed the New Jersey lawsuit given Defendants’ consent to jurisdiction in Delaware.
The Company believes that it will be able to prevail in this lawsuit. As it has done in the past, the Company intends to vigorously defend its intellectual property against assertions of invalidity.

Derivative Litigation

On July 2, 2018, the Company filed a Schedule 14A Proxy Statement (the “Proxy”) with the U.S. Securities and Exchange Commission (the “SEC”) in connection with its 2018 Annual Meeting. Proposals 1 and 2 of the Proxy sought stockholder approval to amend the Company’s Certificate of Incorporation by deleting Article TWELFTH of the Company’s Certificate of Incorporation in its entirety and replacing it with a new Article TWELFTH that, among other things (i) provided for the declassification of the Company’s Board in phases, with the full declassification to be achieved in 2020 (the “Declassification Amendment”) and (ii) changed the voting standard for the uncontested election of directors to the Board from a plurality standard to the majority of votes cast standard as set forth in the bylaws of the Company (the “Election Amendment” and together with the “Declassification Amendment”, the “Amendments”).
On August 2, 2018, the Company held the 2018 Annual Meeting, at which time the stockholders voted on the Amendments. Following the 2018 Annual Meeting, based on consultation with the Company’s advisors, the Company determined that the Amendments had been adopted by the requisite vote of stockholders and effected the Amendments by filing a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware on August 6, 2018.
On September 11, 2019, two purported stockholders of the Company filed a putative class action against the Company and our directors in the Court of Chancery of the State of Delaware, captioned Drachman v. BioDelivery Sciences International, Inc., et al., C.A. No. 2019-0728-AGB (Del. Ch.) (the “Complaint”). The Complaint alleges that the Amendments did not receive the requisite vote of stockholders at the 2018 Annual Meeting and asserts claims for violation of the Delaware General Corporation Law, breach of fiduciary duties, and declaratory judgment. The Complaint seeks, inter alia, a declaration that the Amendments were not validly approved and invalidation of the Amendments, including altering the one-year terms of all directors duly elected at the 2018 and 2019 Annual Meetings to three-year terms. The Complaint also seeks costs and disbursements, including attorneys’ fees. The Company will respond to the complaint by the December 6, 2019 deadline set by the Court and defend against it vigorously.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

On November 5, 2019, the Board determined that ratifying the declassification of the Board and the change in the voting standard as set forth in the Amendments, as well as ratifying the filing and effectiveness of the Amendments, is in the best interests of the Company and its stockholders. The Board thus approved resolutions ratifying such acts and the filing and effectiveness of the Amendments under Section 204 of the Delaware General Corporation Law. The Company will submit the ratification to its stockholders for their adoption in accordance with Section 204 at its 2020 Annual Meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in our other filings with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” below.
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
Third Quarter and Recent Highlights
•On July 1, 2019, we were added to the broad-market Russell 3000® Index as well as the Russell 2000® Index at the conclusion of the 2019 Russell indexes annual reconstitution.
•On July 9, 2019, we announced that several regional health care plans improved patient access to BELBUCA during the second quarter of this year. The regional U.S. insurance plans enhance BELBUCA’s coverage to preferred status or initiated coverage for BELBUCA, which means that an additional six million covered lives now have access to BELBUCA. These six million covered lives brings the total number of commercial lives with access to BELBUCA to more than 165 million, representing more than 90% of the U.S. commercial insurance market.
•On August. 28, 2019, we reported the acceptance of five scientific abstracts highlighting data supporting our portfolio of products that address the unmet need of chronic conditions at the PAINWeek® 2019 National Conference on Pain for Frontline Practitioners which took place in September in Las Vegas, NV.
•On October 1, 2019, we announced that a major pharmacy benefits manager ("PBM") begin providing improved patient access to BELBUCA and Symproic starting October 1, 2019, with full plan adoption expected by January 1, 2020. The addition of this large national PBM will increase the number of covered lives to approximately 14 million covered lives within both commercial and health exchange plans that have access to BELBUCA as either the preferred or preferred exclusive buprenorphine product within their respective plans and Symproic as the preferred exclusive product within its class. Further, this addition brings the total number of covered lives with preferred access to BELBUCA to more than 104 million (out of more than 165 million with coverage) and the total number of covered lives with access to Symproic to more than 76 million.
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
BELBUCA
BELBUCA (buprenorphine buccal film) is a buccal film that contains buprenorphine, a Schedule III opioid, and was approved by the FDA in October 2015 for use in patients with pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative options are inadequate. BELBUCA is differentiated from other opioids and has the potential to address some of the most critical issues facing healthcare providers treating chronic pain with prescription opioids – abuse, misuse, addiction and the risk of overdose. Compared to currently marketed products and products under development, we believe that BELBUCA is differentiated based on the following features:
•strong and durable efficacy in both opioid naïve and opioid experienced patients;

•Schedule III designation by DEA, which indicates less abuse and addiction potential compared to Schedule II opioids, which include oxycodone, hydrocodone and morphine;
•in published studies, investigators observed that respiratory depression from buprenorphine administration reached a plateau, and we believe this ceiling effect may result in a lower risk of overdose related respiratory depression;
•favorable tolerability with a low incidence of constipation and low discontinuation rate;
•flexible dosing options with seven available strengths; and
•buccal administration to optimize buprenorphine delivery.
We believe that there are long-term growth opportunities for BELBUCA and we focus our commercial efforts primarily on BELBUCA. Our sales force is focused on current BELBUCA prescribers and clinicians we believe have the greatest opportunity to be adopters of BELBUCA. As of January 2019, BELBUCA had formulary coverage for more than 92% of commercial lives.
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
SYMPROIC
Symproic is a peripherally acting mu-opioid receptor antagonist, or PAMORA, and was approved by the FDA on March 23, 2017 for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. OIC occurs primarily via activation of enteric mu-receptors in the small intestine and proximal colon, which results in harder stool and less frequent and less effective defecation. Because OIC results from the specific effects of opioids, it differs mechanistically from other forms of constipation, and deserves dedicated medical management. Compared to currently marketed products and products under development for OIC, we believe that Symproic is differentiated based on the following features:
•strong and durable efficacy observed in randomized, double-blind, placebo controlled clinical trials of 12 week and 52 week duration in OIC patients;
•OIC relief that was more frequent, more complete, with less straining than patients taking placebo
•recommended by the American Gastroenterological Association for patients with laxative refractory OIC;
•adverse event profile comparable to placebo, with low rates of abdominal pain observed across the phase III program; and
•the only prescription OIC medication with the convenience of once daily dosing, with only a tablet strength, and that can be taken with or without food and with or without laxatives.
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
The risks to our company associated with Symproic include: (i) unexpected product safety issues; (ii) inability to continue to supply product in adequate quantities to meet the commercial demand; (iii) inability to manufacture adequate supplies for commercial use; (iv) failure of our sales force to effectively sell the product and, (v) inadequate reimbursement.
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

ONSOLIS
In July 2009, ONSOLIS (fentanyl buccal soluble film) was approved for the management of pain that “breaks through” the effects of other medications being used to control persistent pain, or breakthrough pain, in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. We refer to breakthrough pain in opioid tolerant patients with cancer as BTCP. ONSOLIS provides significant reduction in pain for patients suffering from BTCP in a convenient formulation with a range of doses to allow patients to titrate to an adequate level of pain control. We are not currently assessing options for U.S. commercialization of ONSOLIS. Given current declining market conditions, we have no plans to introduce the product in the US at this time. The product is no longer strategic for the Company.
We will continue to seek additional license agreements. We anticipate that funding for the next several years will come primarily from earnings from sales of BELBUCA and Symproic, and milestone payments and royalties from Mylan and TTY.
Results of Operations
Comparison of the three months ended September 30, 2019 and 2018
Product Sales. We recognized $29.6 million and $13.8 million in product sales during the three months ended September 30, 2019 and 2018, respectively. The increase in 2019 is principally due to increased BELBUCA product sales from the utilization of managed care wins and the acquisition of Symproic, offset by lower BUNAVAIL product sales.
Product Royalty Revenues. We recognized $0.7 million in PAINKYL product royalty revenue during the three months ended September 30, 2019 under our license agreement with TTY. We recognized $0.4 million in BREAKYL product royalty revenue during the three months ended September 30, 2018, under our license agreement with Meda.

Contract Revenues. We recognized $0.02 million in contract revenues during the three months ended September 30, 2018 related to our license agreements with Purdue Canada (“Purdue”) and TTY. There was no such contract revenues during the same period of 2019.
Cost of Sales. We incurred $5.4 million and $3.8 million in cost of sales during the three months ended September 30, 2019 and 2018, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC IV, LLC (“CDC”).
Selling, General and Administrative Expenses. During the three months ended September 30, 2019 and 2018, selling, general and administrative expenses totaled $23.4 million and $13.5 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA, BUNAVAIL and Symproic, legal, accounting and management wages, consulting and professional fees, travel costs, stock based compensation and amortization. The increase in selling, general and administrative expenses during the three months ended September 30, 2019 is due to the increase in compensation expense related to our expansion efforts, increased marketing efforts and expenses related to the acquisition of Symproic.
Research and Development. We recognized $0.7 million of research and development expense during the three months ended September 30, 2018 related to allocated wages and compensation to approved products and product candidates. There was no such research and development expense during the three months ended September 30, 2019 due to the Company focusing entirely on commercialization of products beginning in 2019.

Interest expense, net. During the three months ended September 30, 2019, we had net interest expense of $1.2 million, which includes interest expense of $1.5 million and $0.06 million of amortization of discount and loan costs, both related to the new debt arrangement.
During the three months ended September 30, 2019, we also had interest income of $0.3 million.
During the three months ended September 30, 2018, we had net interest expense of $2.6 million, consisting of $1.4 million of scheduled interest payments, $0.9 million of related amortization of discount and loan costs and $0.3 million of warrant interest expense, all related to the former debt arrangement.
Comparison of the nine months ended September 30, 2019 and 2018
Product Sales. We recognized $77.4 million and $34.4 million in product sales during the nine months ended September 30, 2019 and 2018, respectively. The increase in 2019 is principally due to increased BELBUCA product sales from the utilization of managed care wins and the acquisition of Symproic, offset by lower BUNAVAIL product sales.
Product Royalty Revenues. We recognized $2.2 million in product royalty revenue during each of the nine months ended September 30, 2019 and 2018, respectively. Of the aforementioned amounts, $1.0 million and $1.3 million, respectively, can be attributed to royalty revenue from BREAKYL under our license agreement with Meda. We recognized $1.2 million and $0.9 million during the nine months ended September 30, 2019 and 2018, respectively, in PAINKYL royalty revenue under our license agreement with TTY.
Contract Revenues. We recognized $0.2 million in PAINKYL contract revenue during the nine months ended September 30, 2019 under our license agreement with TTY. We recognized $1.0 million in contract revenue during the nine months ended September 30, 2018 related to our former license agreement with Purdue, which was for the Canadian commercial launch and related milestones.
Cost of Sales. We incurred $14.3 million and $11.8 million in cost of sales during the nine months ended September 30, 2019 and 2018, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC.
Selling, General and Administrative Expenses. During the nine months ended September 30, 2019 and 2018, selling, general and administrative expenses totaled $62.3 million and $41.0 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA, BUNAVAIL and Symproic, management wages and stock-based compensation, legal, accounting and other professional fees, travel costs, and the amortization of our intangible assets including the license and distribution rights from the reacquisition of BELBUCA and the acquisition of Symproic. During the normal course of business, we accrue additional expenses for certain legal matters from time to time, including legal matters related to the protection and enforcement of our intellectual property. The amounts accrued for such legal matters are recorded within accrued expenses on the balance sheet. The increase in selling, general and administrative expenses during 2019 is due to the increase in compensation expense related to our expansion efforts, increased marketing efforts and expenses related to the acquisition of Symproic.
Research and Development. We recognized $4.0 million of research and development expense during the nine months ended September 30, 2018 related to allocated wages and compensation to approved products and product candidates. There was no such research and development expense during the nine months ended September 30, 2019 due to the Company focusing entirely on commercialization of products beginning in 2019.
Interest expense, net. During the nine months ended September 30, 2019, we had net interest expense of $17.7 million, consisting of $11.9 million of one-time costs associated with the refinancing of our debt, $5.3 million of scheduled interest payments relating to both loans, $0.1 million of related amortization of discount and loan costs for both the old and new debt arrangements, and $0.4 million of warrant interest expense associated with the former CRG loan.
The one-time expenses related to the payoff of the CRG loan consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs.
During the nine months ended September 30, 2019, we also had interest income of $0.6 million.

During the nine months ended September 30, 2018, we had net interest expense of $7.6 million, consisting of $4.6 million of scheduled interest payments, $2.2 million of related amortization of discount and loan costs and $0.8 million of warrant interest expense, all related to the former debt arrangement.
Revenues
The following table summarizes net product sales for the three and nine month periods ended September 30 in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
BELBUCA	$26,514	$12,358	$69,277	$30,128
% of net product sales	90%	90%	89%	88%
Symproic	2,172	—	5,348	—
% of net product sales	7%	—%	7%	—%
BUNAVAIL	937	1,405	2,813	4,239
% of net product sales	3%	10%	4%	12%
Net product sales	$29,623	$13,763	$77,438	$34,367
Non-GAAP Financial Information:
We report our condensed consolidated financial results in accordance with GAAP; however, we believe that earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other non-GAAP results should not be considered in isolation of or as an alternative for, earnings measures prepared in accordance with GAAP. Management uses these non-GAAP measures internally to measure the ongoing operating performance of our Company along with other metrics, and for planning and forecasting purposes. In addition, when evaluating non-GAAP results, we exclude certain items that are considered to be non-cash and if applicable, non-recurring, in nature.
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
EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income/(loss), which is the nearest GAAP equivalent. Some of these limitations are:
•EBITDA excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future, the cash requirements for which are not reflected in EBITDA;
•EBITDA does not reflect provision for (benefit from) income taxes or the cash requirements to pay taxes; and
•EBITDA excludes net interest, including both interest expense and interest income.
Non-GAAP net income/(loss) is an alternative view of our performance that we are providing because management believes this information enhances investors’ understanding of our results as it permits investors to better understand the ongoing operations of the business, the impact of any non-recurring one-time events, the cash results of the organization and is an additional measure used by management to assess performance.
Non-GAAP net income/(loss) is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of non-GAAP net income/(loss) rather than net income/(loss), which is the nearest GAAP equivalent. Some of these limitations are:

•Non-GAAP income/(loss) excludes certain one-time items because of the nature of the items and the impact that those have on the analysis of underlying business performance and trends. Specifically, in the presentation of non-GAAP income/(loss) for the nine months periods September 30, 2019, we have excluded the financial impact of our debt refinancing which closed in May 2019, as it is non-recurring. This excluded item is a significant component in understanding and assessing ongoing financial performance. The one-time expenses related to the payoff of the CRG loan consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs;
•The expenses and other items that we exclude in our calculation of non-GAAP net income/(loss) may differ from the expenses and other items, if any, that other companies may exclude from non-GAAP net income/(loss) when they report their operating results since non-GAAP income/(loss) is not a measure determined in accordance with GAAP, and it has no standardized meaning prescribed by GAAP;
•We exclude stock-based compensation expense from non-GAAP net income/(loss) although (a) it has been, and will likely continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would likely be higher, which would affect our cash position;
•We exclude amortization of intangible assets from non-GAAP net income/(loss) due to the non-cash nature of this expense and although it has been and will continue to be for the foreseeable future a recurring expense for our business, these expenses do not affect our cash position; and
•Amortization of warrant discount costs associated with the CRG loan which was dissolved in May 2019 are excluded given these expenses did not affect our cash position;
Reconciliations of non-GAAP metrics to most directly comparable U.S. GAAP financial measures:
The following tables reconcile net income/(loss)earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of GAAP net income/(loss) to EBITDA (non-GAAP)	2019	2018	2019	2018
GAAP net income/(loss)	$354	$(6,380)	$(14,609)	$(26,859)
Add back:
Provision for income taxes	4	—	4	53
Net interest expense	1,237	2,569	17,727	7,606
Depreciation and amortization	1,904	1,519	5,259	4,718
EBITDA	$3,499	$(2,292)	$8,381	$(14,482)
Reconciliation of GAAP net income/(loss) to Non-GAAP net income/(loss)
GAAP net income/(loss)	354	(6,380)	(14,609)	(26,859)
Non-GAAP adjustments:
Stock-based compensation expense	1,267	892	3,978	4,896
Amortization of intangible assets	1,898	1,289	5,084	3,868
Amortization of warrant discount	—	269	448	807
Non-recurring financial impact of debt refinance	—	—	11,866	—
Non-GAAP net income/(loss)	$3,519	$(3,930)	$6,767	$(17,288)

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
At September 30, 2019, we had cash and cash equivalents of approximately $55.9 million. We used $5.8 million of cash in operations during the nine months ended September 30, 2019. We believe that we have sufficient cash to manage the business as currently planned.
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
Accordingly, we anticipate that we may be required to raise additional capital, which may be available to us through a variety of sources, including:
•public equity markets;
•private equity financings;
•commercialization agreements and collaborative arrangements;
•sale of product royalty;
•grants and new license revenues;
•bank loans;
•equipment financing;
•public or private debt; and
•exercise of existing warrants and options.
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
Contractual Obligations and Commercial Commitments
Our contractual obligations as of September 30, 2019 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$1,038	$267	$740	$31	$—
Secured loan facility	60,000	—	4,615	55,385	—
Interest on secured loan facility	25,440	5,997	11,846	7,597	—
Minimum royalty expenses*	11,625	1,500	3,000	3,000	4,125
Purchase obligations**	1,885	1,363	522	—	—
Total contractual cash obligations	$99,988	$9,127	$20,723	$66,013	$4,125
* Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales. The minimum payment is $0.4 million per quarter or $1.5 million per year until patent expiry on July 23, 2027.
** Purchase obligations represent an agreement for the supply of active pharmaceutical ingredient for use in production.

Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements.
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

Market Risk
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. In connection with the recapitalization of our business, we have entered into a secured credit facility consisting of a term loan. Our term loan note bears interest which includes fluctuating interest rates based on LIBOR.
There is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
Our fixed rate debt exposes our Company to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate.
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
Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Key components of our drug delivery technologies, products and product candidates, including for BELBUCA, Symproic and BUNAVAIL, may be provided by sole or limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs. Certain components used in our development activities, such as the active pharmaceutical ingredients, or API, of our products, are currently purchased from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:
•delays associated with development and non-clinical and clinical trials due to an inability to timely obtain a single or limited source component;
•inability to timely obtain a sufficient quantities of API and an adequate supply of required components; and
•reduced control over pricing, quality and timely delivery.

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
•incur significant costs in legal expenses for defending against an intellectual property infringement suit;
•delay the launch of, or cease selling, making, importing, incorporating or using one or more or all of our technologies and/or formulations or products that incorporate the challenged intellectual property, which would adversely affect our revenue;
•obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or
•redesign our formulations or products, which would be costly and time-consuming.
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

*Filed herewith, a signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
#This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: November 12, 2019	By:	/s/ Herm Cukier
Herm Cukier
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1