Form 10-Q
period 2020-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2020-05-07
CIK 1103021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2020, there were 99,904,302 shares of company Common Stock issued and 99,888,811 shares of company Common Stock outstanding.

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
From time to time, we may use our website, our Facebook page at Facebook.com/BioDeliverySI, on Twitter at @BioDeliverySI and on LinkedIn at linkedin.com/company/biodeliverysciencesinternational to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.bdsi.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page and our Twitter posts are not incorporated into, and does not form a part of, this Quarterly Report.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$70,613	$63,888
Accounts receivable, net	45,114	38,790
Inventory, net	15,003	11,312
Prepaid expenses and other current assets	2,600	3,769
Total current assets	133,330	117,759
Property and equipment, net	1,995	2,075
Goodwill	2,715	2,715
License and distribution rights, net	58,576	60,309
Other intangible assets, net	—	47
Total assets	$196,616	$182,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,931	$53,993
Total current liabilities	60,931	53,993
Notes payable, net	58,634	58,568
Other long-term liabilities	463	580
Total liabilities	120,028	113,141
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock. $0.001 par value, 0 and 2,093,155 shares outstanding at March 31, 2020 and December 31, 2019, respectively; Series B Non-Voting Convertible Preferred Stock, $0.001 par value, 443 and 618 shares outstanding at March 31, 2020 and December 31, 2019, respectively.	—	2
Common Stock, $0.001 par value; 175,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 99,821,408 and 96,189,074 shares issued; 99,805,917 and 96,173,583 shares outstanding at March 31, 2020 and December 31, 2019, respectively.	99	96
Additional paid-in capital	438,163	436,306
Treasury stock, at cost,15,491 shares, as of March 31, 2020 and December 31, 2019.	(47)	(47)
Accumulated deficit	(361,627)	(366,593)
Total stockholders’ equity	76,588	69,764
Total liabilities and stockholders’ equity	$196,616	$182,905
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Product sales	$37,715	$19,759
Product royalty revenues	563	2
Contract revenues	—	8
Total Revenues:	38,278	19,769
Cost of sales	5,560	4,052
Expenses:
Selling, general and administrative	26,736	16,989
Total Expenses:	26,736	16,989
Income (loss) from operations	5,982	(1,272)
Interest expense	(1,293)	(2,561)
Other expense, net	(1)	—
Income (loss) before income taxes	$4,688	$(3,833)
Income tax benefit	278	—
Net income (loss) attributable to common stockholders	$4,966	$(3,833)
Basic
Weighted average common stock shares outstanding	97,118,267	71,344,831
Basic earnings (loss) per share	$0.05	$(0.05)
Diluted
Weighted average common stock shares outstanding	106,965,762	71,344,831
Diluted earnings (loss) per share	$0.05	$(0.05)
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2020	2,093,155	$2	618	$—	96,189,074	$96	$436,306	$(47)	$(366,593)	$69,764
Stock-based compensation	—	—	—	—	—	—	1,520	—	—	1,520
Stock option exercises	—	—	—	—	107,287	—	338	—	—	338
Restricted stock awards	—	—	—	—	459,670	—	—	—	—	—
Series A conversion to common stock	(2,093,155)	(2)	—	—	2,093,155	2	(1)	—	—	(1)
Series B conversion to common stock	—	—	(175)	—	972,222	1	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	4,966	4,966
Balances, March 31, 2020	—	$—	443	$—	99,821,408	$99	$438,163	$(47)	$(361,627)	$76,588

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2019	2,093,155	$2	3,100	$—	70,793,725	$71	$381,004	$(47)	$(351,288)	$29,742
Stock-based compensation	—	—	—	—	—	—	1,141	—	—	1,141
Stock option exercises	—	—	—	—	150,275	—	472	—	—	472
Restricted stock awards	—	—	—	—	500,366	(1)	1	—	—	—
Series B conversion to Common Stock	—	—	(700)	—	3,888,888	4	(4)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(3,833)	(3,833)
Balances, March 31, 2019	2,093,155	$2	2,400	$—	75,333,254	$74	$382,614	$(47)	$(355,121)	$27,522
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS, IN THOUSANDS)
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$4,966	$(3,833)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	21	85
Accretion of debt discount and loan costs	65	634
Amortization of intangible assets	1,781	1,289
Provision for inventory obsolescence	405	149
Stock-based compensation expense	1,520	1,141
Changes in assets and liabilities:
Accounts receivable	(6,324)	(2,381)
Inventories	(4,096)	(2,002)
Prepaid expenses and other assets	1,169	218
Accounts payable and accrued liabilities	6,920	1,814
Taxes payable	(40)	—
Net cash flows provided by (used in) operating activities	6,387	(2,886)
Investing activities:
Disposal of property and equipment	—	(79)
Net cash flows used in investing activities	—	(79)
Financing activities:
Proceeds from exercise of stock options	338	472
Net cash flows provided by financing activities	338	472
Net change in cash and cash equivalents	6,725	(2,493)
Cash and cash equivalents at beginning of period	63,888	43,822
Cash and cash equivalents at end of period	$70,613	$41,329
Cash paid for interest	$1,442	$1,931
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

1. Organization, basis of presentation and summary of significant policies:
Overview
BioDelivery Sciences International, Inc., together with its subsidiaries (collectively, the “Company”) is a rapidly growing specialty pharmaceutical company dedicated to patients living with serious and complex chronic conditions. The Company has built a portfolio of products that includes utilizing its novel and proprietary BioErodible MucoAdhesive ("BEMA"), drug-delivery technology to develop and commercialize new applications of proven therapies aimed at addressing important unmet medical needs. The Company commercializes in the U.S. using its own sales force while working in partnership with third parties to commercialize its products outside the U.S.
The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2019. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.
Operating results for the three month period ended March 31, 2020 are not necessarily indicative of results for the full year or any other future periods.
As used herein, the Company’s common stock, par value $0.001 per share, is referred to as the “Common Stock” and the Company’s preferred stock, par value $0.001 per share, is referred to as the “Preferred Stock”.
Principles of consolidation
The condensed consolidated financial statements include the accounts of the Company, Arius Pharmaceuticals, Inc. (“Arius”) and Arius Two, Inc. (“Arius Two”). All significant inter-company balances and transactions have been eliminated.
Use of estimates in financial statements
The preparation of the accompanying condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the condensed consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates made by the Company include: revenue recognition associated with sales allowances such as returns of product sold, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks; sales bonuses; stock-based compensation; and deferred income taxes.
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
On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. Inventory obsolescence reserves at March 31, 2020 and December 31, 2019 were $0.8 million and $0.4 million, respectively.
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
Transaction price, including variable consideration
Revenue from product sales is recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, government chargebacks, discounts and rebates, and other incentives, such as voucher programs, and other fee for service amounts that are detailed within contracts between the Company and its customers relating to the Company’s sale of its products.
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
Revenue from product sales is recorded after considering the impact of the following variable consideration amounts at the time of revenue recognition:
Product returns-Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the products within an 18-month period that begins six months prior to and ends twelve months after expiration of the products.
Government rebates and chargebacks- Government rebates and chargebacks include mandated discounts under Medicaid, Medicare, U.S Department of Veterans Affairs and other government agencies ("Government Payors"). The Company estimates the rebates and chargebacks to Government Payors based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates and chargebacks that it will provide to Government Payors based upon (i) the government-mandated discounts applicable to government-funded programs, (ii) information obtained from its customers and (iii) information obtained from other third parties regarding the payor mix for its products. The Company’s liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for product shipments that have been recognized as revenue, but remain in the distribution channel inventories at the end of each reporting period.
Commercial Contracts-The Company’s estimates of rebates arising from commercial contracts are based on its estimated mix of various third-party payers, which are contractually entitled to discounts from the Company’s listed prices of its products. If the mix across third-party payers is different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or chargebacks than it had estimated.
Voucher program: The Company, from time to time, offers certain promotional product-related incentives to eligible patients. The Company has voucher programs for BELBUCA, Symproic and BUNAVAIL whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the current utilization and historical redemption rates as reported to the Company by a third-party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.
Trade discounts and distribution fees: Trade discounts relate to prompt settlement discounts provided to customers. In addition, the Company compensates its customers for distribution of its products and data. The Company has determined that such services received to date are not distinct from its sale of products and may not reasonably represent fair value for these services. Therefore, estimates of these payments are recorded as a reduction of revenue based on contractual terms.
Cost of sales
Cost of sales includes the direct costs attributable to the production of BELBUCA, Symproic and BUNAVAIL. It includes raw materials, production costs at the Company’s contract manufacturing sites, quality testing directly related to the products, and depreciation on equipment that the Company has purchased to produce BELBUCA, Symproic and BUNAVAIL. It also

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

includes the costs for any batches not meeting specifications and raw material yield losses. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized when sold to the wholesaler from our distribution center.
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
Recent accounting pronouncements-adopted
Measurement of Credit Losses of Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments; in November 2018 the FASB issued a subsequent amendment ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses; in April 2019 the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. In May 2019 the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief; and in November 2019 the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The new guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326). The Company adopted Topic 326 during the three months ended March 31, 2020 and determined that the new guidance has no material impact on its condensed consolidated financial statements.
The Company is exposed to credit losses primarily through its product sales. The Company assesses each counterparty’s ability to pay for the products it sells by conducting a credit review. The credit review considers the Company's expected billing exposure and timing for payment and the counterparty’s established credit rating or the Company's assessment of the counterparty’s creditworthiness based on the Company's analysis of their financial statements when a credit rating is not available. The Company also considers contract terms and conditions, and business strategy in its evaluation. A credit limit is established for each counterparty based on the outcome of this review.
The Company monitors its ongoing credit exposure through active review of counterparty balances against contract terms and due dates. The Company's activities include timely account reconciliations, dispute resolution and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.
As of March 31, 2020, the Company reported $44.8 million of trade receivables within accounts receivable. Based on an aging analysis at March 31, 2020, 98% of the Company's accounts receivable were outstanding less than 30 days. There was no change to the allowance for doubtful accounts and credit losses between March 31, 2020 or December 31, 2019. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. The new guidance does not have a material impact on its consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which amends ASC 808 to clarify ASC 606 should apply in entirety to certain transactions between collaborative arrangement participants. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has determined that the new guidance does not have a material impact on its consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Recent accounting pronouncements-not yet adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company is currently evaluating but does not expect the new guidance to have a material impact on its consolidated financial statements.

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
The following table summarizes the cash and cash equivalents measured at fair value on a recurring basis as of March 31, 2020:

	Level 1	Level 2	Level 3	Balance at March 31, 2020
Cash and cash equivalents	$70,613	—	—	$70,613
The cash and cash equivalent balance as of March 31, 2020 includes investments in various money market accounts and cash held in interest bearing accounts.
2. Inventory:
The following table represents the components of inventory as of:

	March 31, 2020	December 31, 2019
Raw materials & supplies	$1,794	$624
Work-in-process	7,255	6,198
Finished goods	6,743	4,874
Obsolescence reserve	(789)	(384)
Total inventories	$15,003	$11,312

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

3. Accounts payable and accrued liabilities:
The following table represents the components of accounts payable and accrued liabilities as of:

	March 31, 2020	December 31, 2019
Accounts payable	$17,699	$11,704
Accrued rebates	29,172	28,528
Accrued compensation and benefits	3,768	5,545
Accrued returns	6,248	4,438
Accrued royalties	733	535
Accrued legal	1,554	1,484
Accrued regulatory expenses	547	331
Accrued other	1,210	1,428
Total accounts payable and accrued liabilities	$60,931	$53,993

4. Property and equipment:
Property and equipment, summarized by major category, consist of the following as of:

	March 31, 2020	December 31, 2019
Machinery & equipment	$5,635	$5,635
Right of use, building lease	661	720
Computer equipment & software	437	437
Office furniture & equipment	174	174
Leasehold improvements	43	43
Idle equipment	679	679
Total	7,629	7,688
Less accumulated depreciation and amortization	(5,634)	(5,613)
Total property and equipment, net	$1,995	$2,075
Depreciation expense for the three-month periods ended March 31, 2020 and March 31, 2019, was approximately $0.02 million and $0.1 million, respectively.
5. License agreements and acquired product rights:
Shionogi license and supply agreement
On April 4, 2019 (the “Effective Date”), the Company and Shionogi Inc. (“Shionogi”) entered into an exclusive license agreement (the “License Agreement”) for the commercialization of Symproic in the United States including Puerto Rico (the “Territory”) for opioid-induced constipation in adult patients with chronic non-cancer pain (the “Field”).
Pursuant to the terms of the License Agreement, the Company paid Shionogi a $20 million up-front payment on the Effective Date and paid Shionogi a $10 million payment on the six-month anniversary of the Effective Date on October 4, 2019. The Company also pays quarterly tiered royalty payments on net sales of Symproic in the Territory that range from 8.5% to 17.5% (plus an additional 1% of net sales on a pass-through basis to a third party licensor of Shionogi) of net sales based on volume of net sales and whether Symproic is being sold as an authorized generic. Assets acquired as part of the License Agreement include: intellectual property, inventory, trademarks and tradenames.
The total purchase price was allocated to the acquired asset based on their relative estimated fair values, as follows:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Symproic license	$30,000
Transaction expenses	636
Total value	$30,636

6. Other intangible assets:
Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

March 31, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Product rights	$6,050	$(6,050)	$—
BELBUCA license and distribution rights	45,000	(14,625)	30,375
Symproic license and distribution rights	30,636	(2,435)	28,201
Total intangible assets	$81,686	$(23,110)	$58,576

December 31, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Product rights	$6,050	$(6,003)	$47
BELBUCA license and distribution rights	45,000	(13,500)	31,500
Symproic license and distribution rights	30,636	(1,827)	28,809
Total intangible assets	$81,686	$(21,330)	$60,356

7. Notes payable:
On May 23, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Biopharma Credit plc (“Pharmakon”), for a senior secured credit facility consisting of a term loan of $60.0 million (the “Term Loan”), with the ability to draw an additional $20.0 million within twelve months of the closing date. The Loan Agreement replaced the Company’s previous Term Loan Agreement with CRG Servicing LLC ("CRG").
The new facility carries a 72-month term with interest only payments on the term loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate on the first day for the quarter (LIBOR effective rate as of January 1, 2020 was 2.00%.) The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.
The debt balance had been categorized within Level 2 of the fair value hierarchy. The carrying amount of the debt approximates its fair value based on prevailing interest rates as of the balance sheet date.
The following table represents future maturities of the notes payable obligation as of March 31, 2020:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

2020	—
2021	—
2022	13,846
2023	18,462
2024	18,462
2025	9,230
Total maturities	$60,000
Unamortized discount and loan costs	(1,366)
Total notes payable obligation	$58,634

8. Net sales by product:
The Company’s business is classified as a single reportable segment.
However, the following table presents net sales by product:

	Three months ended March 31,
	2020	2019
BELBUCA	$33,469	$18,703
% of net product sales	89%	95%
Symproic	4,179	—
% of net product sales	11%	—
BUNAVAIL	67	1,056
% of net product sales	—%	5%
Net product sales	$37,715	$19,759

In March 2020 the company announced it will discontinue marketing of BUNAVAIL in the U.S. in 2020.
9. Stockholders’ equity:
Stock-based compensation
During the three months ended March 31, 2020, a total of 2,260,505 options to purchase Common Stock, with an aggregate fair market value of approximately $13.3 million, were granted to employees, officers and a director of the Company. Options have a term of 10 years from the grant date. Options granted to employees, officers and directors vest ratably over a three-year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.
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
The key assumptions used in determining the fair value of options granted during the three months ended March 31, 2020 follows:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Expected price volatility	59.00%-61.76%
Risk-free interest rate	0.51%-1.68%
Weighted average expected life in years	6 years
Dividend yield	—
Option activity during the three months ended March 31, 2020 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2020	5,496,971	$3.64	$15,455
Granted in 2020:
Officers and Directors	1,074,998	6.08
Employees	1,185,517	5.67
Exercised	(107,287)	3.15
Forfeitures	(171,060)	3.68
Outstanding at March 31, 2020	7,479,139	$4.32	$3,336
As of March 31, 2020, options exercisable totaled 2,369,440. There are approximately $12.7 million of unrecognized compensation costs related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2023.
Restricted stock units
During the three months ended March 31, 2020, a cumulative total of 229,769 RSUs were granted to the Company’s executive officers, a member of senior management, and a director with a fair market value of approximately $1.3 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. RSU grants are time-based, all of which generally vest from a one to three-year period.
Restricted stock activity during the three months ended March 31, 2020 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2020	1,648,559	$3.86
Granted:
Executive officers	201,314	5.52
Directors	16,000	4.46
Employees	12,455	5.52
Vested	(459,670)	4.36
Forfeitures	(407,217)	3.45
Outstanding at March 31, 2020	1,011,441	$3.66
Warrants:

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. There were no warrants issued during the three months ended March 31, 2020 and as of March 31, 2020, a cumulative of 2,136,019 warrants remain outstanding.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Preferred Stock
During the three months ended March 31, 2020, 175 shares of Series B Preferred Stock (“Series B”) were converted into 972,222 shares of Common Stock. As of March 31, 2020, 443 shares of Series B are outstanding.
During the three months ended March 31, 2020, 2,093,155 shares of Series A Preferred Stock (“Series A”) were converted on a one-for-one basis into shares of Common Stock. There are no remaining outstanding shares of Series A as of March 31, 2020.
Earnings Per Share

	Three months ended March 31,
	2020	2019
Basic:
Net income (loss) attributable to common stockholders	$4,966	$(3,833)
Weighted average common shares outstanding	97,118,267	71,344,831
Basic earnings (loss) per common share	$0.05	$(0.05)
Diluted:
Effect of dilutive securities:
Net income (loss) attributable to common stockholders, diluted	$4,966	$(3,833)
Weighted average common shares outstanding	97,118,267	71,344,831
Effect of dilutive options and warrants	9,847,495	—
Dilutive weighted average common shares outstanding	106,965,762	71,344,831
Diluted earnings (loss) per common share	$0.05	$(0.05)
During the three months ended March 31, 2020, outstanding stock options, RSUs, warrants and preferred shares of 9,847,495 were included in the computation of diluted earnings per common share. During the three months ended March 31, 2019, outstanding stock options, RSUs, warrants and preferred shares of 24,743,605 were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.
10. Commitments and contingencies:
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
Indivior (formerly RB Pharmaceuticals Ltd.) and Aquestive Therapeutics (formerly MonoSol Rx)
The following disclosure regarding the Company’s ongoing litigations with Aquestive Therapeutics, Inc. (formerly MonoSol Rx, “Aquestive”) and Indivior PLC (formerly RB Pharmaceuticals Limited, “Indivior”) is intended to provide some background and an update on the matter as per disclosure requirements of the SEC. Additional details regarding the past procedural history of the matter can be found in the Company’s previously filed periodic filings with the SEC.

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
On September 11, 2019, two purported stockholders of the Company filed a putative class action against the Company and our directors in the Court of Chancery of the State of Delaware, captioned Drachman v. BioDelivery Sciences International, Inc., et al., C.A. No. 2019-0728-AGB (Del. Ch.) (the “Complaint”). The Complaint alleges that the Amendments did not receive the requisite vote of stockholders at the 2018 Annual Meeting and asserts claims for violation of the Delaware General Corporation Law, breach of fiduciary duties, and declaratory judgment. The Complaint seeks, inter alia, a declaration that the Amendments were not validly approved and invalidation of the Amendments, including altering the one-year terms of all directors duly elected at the 2018 and 2019 Annual Meetings to three-year terms. The Complaint also seeks costs and disbursements, including attorneys’ fees. The Company will respond to the complaint and defend against it vigorously.
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
Overview
Strategy
Our strategy is evolving with the establishment of our commercial footprint in the management of chronic pain. We seek to continue to build a well-balanced, diversified, high-growth specialty pharmaceutical company. Through our industry-leading commercialization infrastructure, we are executing the commercialization of our existing products. As part of our corporate growth strategy, we have licensed, and will continue to explore opportunities to acquire or license, additional products that meet the needs of patients living with debilitating chronic conditions and treated primarily by therapeutic specialists. As we gain access to these drugs and technologies, we plan to employ our commercialization experience to bring them to the marketplace. With a strong commitment to patient access and a focused business-development approach for transformative acquisitions or licensing opportunities, we plan to leverage our experience and apply it to developing new partnerships that enable us to commercialize novel products that can change the lives of people suffering from debilitating chronic conditions.
Our commercial strategy for BELBUCA is to further drive continued adoption in the large long-acting opioid market based on its unique profile coupled with growing physician interest, policy tailwinds, and expanding payer access. We aim to leverage the specialized commercial infrastructure we established for BELBUCA as a vehicle to enable commercial growth in Symproic, which is increasingly seen as a complementary asset.
First Quarter and Recent Highlights
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
•On March 9, 2020, we announced the appointment of Jeffrey A. Bailey to our Board of Directors.
Our Products
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
Additionally, we recently completed a Phase I placebo-controlled study to compare the effects of BELBUCA and oral oxycodone hydrochloride (a full μ-opioid receptor agonist) on respiratory drive, as measured by the ventilatory response to hypercapnia (VRH) after drug administration. While analyses of the data is currently ongoing, our primary endpoint showed there was no significant change in respiratory drive compared to placebo for any dose of BELBUCA (300, 600, or 900 mcg) and there was worsening respiratory drive compared to placebo for oxycodone, and it was statistically significant at the 60mg dose.
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
SYMPROIC
Symproic is a peripherally acting mu-opioid receptor antagonist ("PAMORA"), and was approved by the FDA on March 23, 2017 for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. OIC occurs primarily via activation of enteric mu-receptors in the small intestine and proximal colon, which results in harder stool and less frequent and less effective defecation. Because OIC results from the specific effects of opioids, it differs mechanistically from other forms of constipation, and deserves dedicated medical management. Compared to currently marketed products and products under development for OIC, we believe that Symproic is differentiated based on the following features:
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
BUNAVAIL
In June 2014, BUNAVAIL (buprenorphine and naloxone buccal film) was approved by the FDA for the maintenance treatment of opioid dependence as part of a complete treatment plan to include counseling and psychosocial support. BUNAVAIL contains the partial opioid agonist buprenorphine, which binds to the same receptors as opiate drugs but has a higher affinity, and naloxone, an opioid antagonist and an abuse deterrent. In March 2020, we announced that we are discontinuing marketing for BUNAVAIL in the U.S. in 2020.

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
Results of Operations
Comparison of the three months ended March 31, 2020 and 2019
Product Sales. We recognized $37.7 million and $19.8 million in product sales during the three months ended March 31, 2020 and 2019, respectively. The increase in 2020 is principally due to increased BELBUCA product sales from higher patient utilization, the impact of managed care wins, along with a price increase taken on January 1, 2020, and the acquisition of Symproic, offset by lower BUNAVAIL product sales.

Product Royalty Revenues. We recognized $0.6 million in PAINKYL and BREAKYL product royalty revenue during the three months ended March 31, 2020 under our license agreements with TTY and Mylan, respectively. We recognized $0.002 million in product royalty revenue during the three months ended March 31, 2019, under agreements related to previous research and development contracts. Product royalty revenue related to PAINKYL and BREAKYL is primarily via government demand in the Ex-U.S. countries where the products are sold by TTY and Mylan, respectively.

Contract Revenues. We recognized $0.008 million in contract revenues during the three months ended March 31, 2019 related to our license agreements TTY. There were no such contract revenues during the same period of 2020.
Cost of Sales. We incurred $5.6 million and $4.1 million in cost of sales during the three months ended March 31, 2020 and 2019, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC IV, LLC (“CDC”).
Selling, General and Administrative Expenses. During the three months ended March 31, 2020 and 2019, selling, general and administrative expenses totaled $26.7 million and $17.0 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA, BUNAVAIL and Symproic, legal, accounting and management wages, consulting and professional fees, travel costs, stock based compensation and amortization. The increase in selling, general and administrative expenses during the three months ended March 31, 2020 is due to the increase in compensation expense related to our expansion efforts and increased marketing efforts.
Interest expense, net. During the three months ended March 31, 2020, we had net interest expense of $1.3 million, which includes interest expense of $1.4 million and $0.06 million of amortization of discount and loan costs. During the three months ended March 31, 2020, we also had interest income of $0.2 million.
During the three months ended March 31, 2019, we had net interest expense of $2.6 million, consisting of $1.9 million of scheduled interest payments and $0.6 million of related amortization of loan discounts and deferred finance costs related to the February 2017 term loan agreement from CRG.
Trends and Uncertainties
Potential Impact of the COVID-19 Pandemic

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a global pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the U.S., have imposed unprecedented restrictions on travel and businesses, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.
COVID-19 may have a material adverse impact on our results of operations, including, but not limited to, product sales, revenue, costs, and product supply. However, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve.
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
The following tables reconcile net income/(loss)earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Three Months Ended March 31,
Reconciliation of GAAP net income/(loss) to EBITDA (non-GAAP)	2020	2019
GAAP net income/(loss)	$4,966	$(3,833)
Add back:
Provision for income taxes	(278)	—
Net interest expense	1,294	2,561
Depreciation and amortization	1,802	1,375
EBITDA	$7,784	$103
Reconciliation of GAAP net income/(loss) to Non-GAAP net income/(loss)
GAAP net income/(loss)	4,966	(3,833)
Non-GAAP adjustments:
Stock-based compensation expense	1,520	1,142
Amortization of intangible assets	1,781	1,289
Amortization of warrant discount	—	269
Non-GAAP net income/(loss)	$8,267	$(1,133)

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
At March 31, 2020, we had cash and cash equivalents of approximately $70.6 million. We generated $6.4 million of cash in operations during the three months ended March 31, 2020. We believe that we have sufficient cash to manage the business as currently planned.
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
Contractual Obligations and Commercial Commitments
Our contractual obligations as of March 31, 2020 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$861	$363	$498	$—	$—
Secured loan facility	60,000	—	4,615	55,385	—
Interest on secured loan facility	21,684	5,779	10,893	5,012	—
Minimum royalty expenses*	10,875	1,500	3,000	3,000	3,375
Purchase obligations**	1,026	872	154	—	—
Total contractual cash obligations	$94,446	$8,514	$19,160	$63,397	$3,375
* Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales. The minimum payment is $0.4 million per quarter or $1.5 million per year until patent expiry on July 23, 2027.
** Purchase obligations represent an agreement for the supply of active pharmaceutical ingredient for use in production.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements.
Effects of Inflation
We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.
Critical Accounting Policies
For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our cash includes all highly liquid investments with an original maturity of three months or less. Because of the short-term maturities of our cash, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash on deposit with financial institutions in the U.S. The Federal Deposit Insurance Corporation covers $0.25 million for substantially all depository accounts. As of March 31, 2020, we had approximately $70.6 million, which exceeded these insured limits.
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
Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) actual sales results (including the results of our continuing commercial efforts with BELBUCA, Symproic and BUNAVAIL), (ii) the application and availability of corporate funds and our need for future funds, (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and commercial activities for our products and product candidates and regulatory filings related to the same or (iv) the results of our ongoing intellectual property litigations and patent office proceedings, may differ significantly from those set forth or anticipated in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, the impact of COVID-19 on our business and results of operations, those listed under Item 1A of our most recent Annual Report on Form 10-K filed with the SEC on March 12, 2020 and under Item 1A of this Quarterly Report on Form 10-Q and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 11, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors.

COVID-19 may materially and adversely affect our business and our financial results.

The recent COVID-19 pandemic is understood to have originated in Wuhan, China in December 2019 and has since spread globally, including to the United States and European countries. The continued spread of COVID-19 could adversely impact our operations, including our efforts to market BELBUCA and Symproic. Any decrease in sales or interruption in supply of any of our products could increase our operating expenses and have a material adverse effect on our business and financial results.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely. We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers and contract manufacturers or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.
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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: May 7, 2020	By:	/s/ Herm Cukier
Herm Cukier
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1