Form 10-Q
period 2020-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2020-08-05
CIK 1103021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2020, there were 100,949,844 shares of company Common Stock issued and 100,934,353 shares of company Common Stock outstanding.

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

From time to time, we may use our website, our Facebook page at Facebook.com/BioDeliverySI, on Twitter at @BioDeliverySI and on LinkedIn at linkedin.com/company/biodeliverysciencesinternational to distribute material information. Our financial and other material information is routinely posted to and accessible on the "Investors" section of our website, available at www.bdsi.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page, our LinkedIn page and our Twitter posts are not incorporated into, and does not form a part of, this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$91,009	$63,888
Accounts receivable, net	48,126	38,790
Inventory, net	17,774	11,312
Prepaid expenses and other current assets	2,099	3,769
Total current assets	159,008	117,759
Property and equipment, net	1,508	2,075
Goodwill	2,715	2,715
License and distribution rights, net	56,842	60,309
Other intangible assets, net	—	47
Total assets	$220,073	$182,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,646	$53,993
Total current liabilities	56,646	53,993
Notes payable, net	78,274	58,568
Other long-term liabilities	383	580
Total liabilities	135,303	113,141
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock. $0.001 par value, 0 and 2,093,155 shares outstanding at June 30, 2020 and December 31, 2019, respectively; Series B Non-Voting Convertible Preferred Stock, $0.001 par value, 443 and 618 shares outstanding at June 30, 2020 and December 31, 2019, respectively.	—	2
Common Stock, $0.001 par value; 175,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 100,916,511 and 96,189,074 shares issued; 100,901,020 and 96,173,583 shares outstanding at June 30, 2020 and December 31, 2019, respectively.	99	96
Additional paid-in capital	445,180	436,306
Treasury stock, at cost,15,491 shares, as of June 30, 2020 and December 31, 2019.	(47)	(47)
Accumulated deficit	(360,462)	(366,593)
Total stockholders’ equity	84,770	69,764
Total liabilities and stockholders’ equity	$220,073	$182,905
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$36,445	$28,056	$74,161	$47,815
Product royalty revenues	137	1,461	700	1,471
Contract revenues	—	160	—	160
Total Revenues:	36,582	29,677	74,861	49,446
Cost of sales	5,435	4,923	10,995	8,975
Expenses:
Selling, general and administrative	28,211	21,955	54,948	38,944
Total Expenses:	28,211	21,955	54,948	38,944
Income from operations	2,936	2,799	8,918	1,527
Interest expense, net	(1,693)	(13,937)	(2,987)	(16,498)
Other income, net	8	8	8	8
Income/(loss) before income taxes	$1,251	$(11,130)	$5,939	$(14,963)
Income tax (provision)/recovery	(86)	—	192	—
Net income/(loss) attributable to common stockholders	$1,165	$(11,130)	$6,131	$(14,963)
Basic
Weighted average common stock shares outstanding	100,136,893	83,821,811	98,541,877	77,571,003
Basic earnings/(loss) per share	$0.01	$(0.13)	$0.06	$(0.19)
Diluted
Weighted average common stock shares outstanding	108,111,201	83,821,811	107,062,161	77,571,003
Diluted earnings/(loss) per share	$0.01	$(0.13)	$0.06	$(0.19)
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2020	—	$—	443	$—	99,821,408	$99	$438,163	$(47)	$(361,627)	$76,588
Stock-based compensation	—	—	—	—	—	—	4,786	—	—	4,786
Stock option exercises	—	—	—	—	983,437	—	2,231	—	—	2,231
Restricted stock awards	—	—	—	—	111,666	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	1,165	1,165
Balances, June 30, 2020	—	$—	443	$—	100,916,511	$99	$445,180	$(47)	$(360,462)	$84,770

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2019	2,093,155	$2	2,400	$—	75,333,254	$74	$382,614	$(47)	$(355,121)	$27,522
Stock-based compensation	—	—	—	—	—	—	1,570	—	—	1,570
Stock option exercises	—	—	—	—	210,104	—	598	—	—	598
Restricted stock awards	—	—	—	—	191,666	—	—	—	—	—
Series B conversion to common stock	—	—	(684)	—	3,800,000	4	(4)	—	—	—
Equity offering, net of finance costs	—	—	—	—	10,000,000	10	47,580	—	—	47,590
Net loss	—	—	—	—	—	—	—	—	(11,130)	(11,130)
Balances, June 30, 2019	2,093,155	$2	1,716	$—	89,535,024	$88	$432,358	$(47)	$(366,251)	$66,150

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2020	2,093,155	$2	618	$—	96,189,074	$96	$436,306	$(47)	$(366,593)	$69,764
Stock-based compensation	—	—	—	—	—	—	6,306	—	—	6,306
Stock option exercises	—	—	—	—	1,090,724	—	2,569	—	—	2,569
Restricted stock awards	—	—	—	—	571,336	—	—	—	—	—
Series A conversion to common stock	(2,093,155)	(2)	—	—	2,093,155	2	(1)	—	—	(1)
Series B conversion to common stock	—	—	(175)	—	972,222	1	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	6,131	6,131
Balances, June 30, 2020	—	$—	443	$—	100,916,511	$99	$445,180	$(47)	$(360,462)	$84,770

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2019	2,093,155	$2	3,100	$—	70,793,725	$71	$381,004	$(47)	$(351,288)	$29,742
Stock-based compensation	—	—	—	—	—	—	2,711	—	—	2,711
Stock option exercises	—	—	—	—	360,379	—	1,070	—	—	1,070
Restricted stock awards	—	—	—	—	692,032	(1)	1	—	—	—
Series B conversion to Common Stock	—	—	(1,384)	—	7,688,888	8	(8)	—	—	—
Equity offering, net of finance costs	—	—	—	—	10,000,000	10	47,580	—	—	47,590
Net loss	—	—	—	—	—	—	—	—	(14,963)	(14,963)
Balances, June 30, 2019	2,093,155	$2	1,716	$—	89,535,024	$88	$432,358	$(47)	$(366,251)	$66,150
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS, IN THOUSANDS)
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating activities:
Net income/(loss)	$6,131	$(14,963)
Adjustments to reconcile net income/(loss) to net cash flows from operating activities
Depreciation	446	168
Accretion of debt discount and loan costs	142	11,374
Amortization of intangible assets	3,515	3,187
Provision for inventory obsolescence	72	149
Stock-based compensation expense	6,306	2,711
Changes in assets and liabilities:
Accounts receivable	(9,336)	(11,252)
Inventories	(6,534)	(4,716)
Prepaid expenses and other assets	1,670	(110)
Accounts payable and accrued liabilities	2,617	9,078
Taxes payable	(40)	—
Net cash flows provided by/(used in) operating activities	4,989	(4,374)
Investing activities:
Product acquisitions	—	(20,674)
Acquisitions of equipment	—	(79)
Net cash flows used in investing activities	—	(20,753)
Financing activities:
Proceeds from issuance of common stock	—	48,000
Equity issuance costs	—	(410)
Proceeds from notes payable	20,000	60,000
Proceeds from exercise of stock options	2,569	1,070
Payment on note payable	—	(67,346)
Loss on refinancing of former debt	—	(2,794)
Payment on deferred financing fees	(437)	—
Net cash flows provided by financing activities	22,132	38,520
Net change in cash and cash equivalents	27,121	13,393
Cash and cash equivalents at beginning of period	63,888	43,822
Cash and cash equivalents at end of period	$91,009	$57,215
Cash paid for interest	$3,095	$3,831
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

1. Organization, basis of presentation and summary of significant policies:

Overview
BioDelivery Sciences International, Inc., together with its subsidiaries (collectively, the “Company”) is a rapidly growing specialty pharmaceutical company dedicated to patients living with serious and complex chronic conditions. The Company has built a portfolio of products that includes utilizing its novel and proprietary BioErodible MucoAdhesive ("BEMA") drug-delivery technology to develop and commercialize new applications of proven therapies aimed at addressing important unmet medical needs. The Company commercializes its products in the U.S. using its own sales force while working in partnership with third parties to commercialize its products outside the U.S.
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
Use of estimates in financial statements
The preparation of the accompanying condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the condensed consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates made by the Company include: revenue recognition associated with sales allowances such as government program rebates, customer voucher redemptions, commercial contracts, rebates and chargebacks; sales returns reserves; sales bonuses; stock-based compensation; and deferred income taxes.
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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Inventory
Inventories are stated at the lower of cost or net realizable value with costs determined for each batch under the first-in, first-out method and specifically allocated to remaining inventory. Inventory consists of raw materials, work in process and finished goods. Raw materials include amounts of active pharmaceutical ingredient for a product to be manufactured; work in process includes the bulk inventory of laminate (the Company’s drug delivery film) prior to being packaged for sale; and finished goods include pharmaceutical products ready for commercial sale.
On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. Inventory obsolescence reserves at June 30, 2020 and December 31, 2019 were $0.5 million and $0.4 million, respectively.
Revenue recognition
The main types of revenue contracts are:
•Product sales-Product sales amounts relate to sales of BELBUCA, Symproic and BUNAVAIL. In March 2020, the Company announced it will discontinue marketing of BUNAVAIL in 2020. The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations. Generally, there is no post-shipment obligation on product sold.
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
Government rebates and chargebacks-Government rebates and chargebacks include mandated discounts under Medicaid, Medicare, U.S Department of Veterans Affairs and other government agencies ("Government Payors"). The Company estimates the rebates and chargebacks to Government Payors based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates and chargebacks that it will provide to Government Payors based upon (i) the government-mandated discounts applicable to government-funded programs, (ii) information obtained from its customers and (iii) information obtained from other third parties regarding the payor mix for its products. The Company’s liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for product shipments that have been recognized as revenue, but remain in the distribution channel inventories at the end of each reporting period.
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
Voucher program-The Company, from time to time, offers certain promotional product-related incentives to eligible patients. The Company has voucher programs for BELBUCA, Symproic and BUNAVAIL whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the current utilization and historical redemption rates as reported to the Company by a third-party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.
Trade discounts and distribution fees-Trade discounts relate to prompt settlement discounts provided to customers. In addition, the Company compensates its customers for distribution of its products and data. The Company has determined that such services received to date are not distinct from its sale of products and may not reasonably represent fair value for these services. Therefore, estimates of these payments are recorded as a reduction of revenue based on contractual terms.
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
Recent accounting pronouncements-adopted
Measurement of Credit Losses of Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments; in November 2018 the FASB issued a subsequent amendment ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses; in April 2019 the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. In May 2019 the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief; and in November 2019 the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The new guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326). The Company adopted Topic 326 during the six months ended June 30, 2020 and determined that the new guidance has no material impact on its condensed consolidated financial statements.
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
As of June 30, 2020, the Company reported $47.5 million of trade receivables within accounts receivable. Based on an aging analysis at June 30, 2020, 91% of the Company's accounts receivable were outstanding less than 30 days. There was no change to the allowance for doubtful accounts and credit losses between June 30, 2020 or December 31, 2019. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.
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
The following table summarizes the financial instruments measured at fair value on a recurring basis as of June 30, 2020:

	Level 1	Level 2	Level 3	Balance at June 30, 2020
Cash and cash equivalents	$91,009	$—	—	$91,009
The cash and cash equivalent balance as of June 30, 2020 includes investments in various money market accounts and cash held in interest bearing accounts.
2. Inventory:
The following table represents the components of inventory as of:

	June 30, 2020	December 31, 2019
Raw materials	$3,947	$624
Work-in-process	8,277	6,198
Finished goods	6,005	4,874
Obsolescence reserve	(455)	(384)
Total inventories	$17,774	$11,312

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

3. Accounts payable and accrued liabilities:
The following table represents the components of accounts payable and accrued liabilities as of:

	June 30, 2020	December 31, 2019
Accounts payable	$13,289	$11,704
Accrued rebates	28,553	28,528
Accrued compensation and benefits	4,557	5,545
Accrued returns	7,014	4,438
Accrued royalties	648	535
Accrued legal	1,049	1,484
Accrued regulatory expenses	819	331
Accrued other	717	1,428
Total accounts payable and accrued liabilities	$56,646	$53,993

4. Property and equipment:
Property and equipment, summarized by major category, consist of the following as of:

	June 30, 2020	December 31, 2019
Machinery & equipment	$5,203	$5,635
Right of use, building lease	599	720
Computer equipment & software	385	437
Office furniture & equipment	174	174
Leasehold improvements	43	43
Idle equipment	679	679
Total	7,083	7,688
Less accumulated depreciation and amortization	(5,575)	(5,613)
Total property and equipment, net	$1,508	$2,075
Depreciation expense for the three-month periods ended June 30, 2020 and June 30, 2019, was approximately $0.4 million and $0.1 million, respectively. Depreciation expense for the six-month periods ended June 30, 2020 and June 30, 2019, was approximately $0.4 million and $0.2 million, respectively. Depreciation expense for the three and six-month periods ended June 30, 2020 includes a $0.3 million one-time charge due to BUNAVAIL equipment write-off.
5. Intangible assets:
Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

June 30, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Product rights	$6,050	$(6,050)	$—
BELBUCA license and distribution rights	45,000	(15,750)	29,250
Symproic license and distribution rights	30,636	(3,044)	27,592
Total intangible assets	$81,686	$(24,844)	$56,842

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

6. Notes payable:
On May 23, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with BPCR LIMITED PARTNERSHIP (the successor-in-interest to Biopharma Credit plc) (“Pharmakon”), for a senior secured credit facility consisting of a term loan of $60.0 million (the “Term Loan”), with the ability to draw an additional $20.0 million within twelve months of the closing date, which the Company drew down on May 22, 2020.
The loan facility carries a 72-month term with interest only payments on the term loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate on the first day for the quarter (LIBOR effective rate as of April 1, 2020 was 2.00%.) The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.
The debt balance has been categorized within Level 2 of the fair value hierarchy. The notes payable debt balance as of June 30, 2020 approximates its fair value based on prevailing interest rates as of the balance sheet date.
The following table represents future maturities of the notes payable obligation as of June 30, 2020:

2020	—
2021	—
2022	18,462
2023	24,615
2024	24,615
2025	12,308
Total maturities	$80,000
Unamortized discount and loan costs	(1,726)
Total notes payable obligation	$78,274

7. Net sales by product:
The Company’s business is classified as a single reportable segment.
However, the following table presents net sales by product:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
BELBUCA	$32,344	$24,060	$65,813	$42,763
% of net product sales	89%	86%	89%	89%
Symproic	3,413	3,175	7,593	3,175
% of net product sales	9%	11%	10%	7%
BUNAVAIL	688	821	755	1,877
% of net product sales	2%	3%	1%	4%
Net product sales	$36,445	$28,056	$74,161	$47,815

In March 2020 the company announced it will discontinue marketing of BUNAVAIL in the U.S. in 2020.
8. Stockholders’ equity:
Common Stock

On July 23, 2020, in connection with the Company’s 2020 Annual Meeting of Stockholders (“the Annual Meeting”), the Company’s stockholders approved, among other matters, an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 175,000,000 to 235,000,000.
Stock-based compensation
During the six months ended June 30, 2020, a total of 2,435,704 options to purchase Common Stock, with an aggregate fair market value of approximately $14.0 million, were granted to employees, officers, a director and the Interim Chief Executive Officer of the Company. Options have a term of 10 years from the grant date. Options granted to employees, officers and the director will vest ratably over a three-year period. Options granted to the Interim Chief Executive Officer in connection with his role as Interim Chief Executive Officer will vest upon certain performance milestones. Options previously granted to the former Chief Executive Officer vested upon his termination as Chief Executive Officer, and will be exercisable for a period of three years. (See Note 10, Commitments and Contingencies: Employment Agreement Termination and Release Agreement of Herm Cukier.) The fair value of each option is amortized as compensation expense evenly through the vesting period.
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
The key assumptions used in determining the fair value of options granted during the six months ended June 30, 2020 follows:

Expected price volatility	59.00%-61.76%
Risk-free interest rate	0.43%-1.68%
Weighted average expected life in years	6 years
Dividend yield	—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Option activity during the six months ended June 30, 2020 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2020	5,496,971	$3.64	$15,455
Granted in 2020:
Officers and Directors	1,234,988	5.84
Employees	1,200,716	5.66
Exercised	(1,090,724)	2.36
Forfeitures	(261,749)	5.13
Outstanding at June 30, 2020	6,580,202	$4.61	$3,359
As of June 30, 2020, options exercisable totaled 2,783,869. There are approximately $8.9 million of unrecognized compensation costs related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2023.
Restricted stock units
During the six months ended June 30, 2020, a cumulative total of 269,769 RSUs were granted to the Company’s executive officers, a member of senior management, a director and the Interim Chief Executive Officer in connection with his role as Interim Chief Executive Officer with a fair market value of approximately $1.5 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. RSU grants are time-based, all of which generally vest from a one to three-year period.
Restricted stock activity during the six months ended June 30, 2020 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2020	1,648,559	$3.86
Granted:
Executive officers	241,314	5.52
Directors	16,000	4.46
Employees	12,455	5.52
Vested	(571,336)	4.42
Forfeitures	(407,217)	3.45
Outstanding at June 30, 2020	939,775	$3.74
Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. There were no warrants issued during the six months ended June 30, 2020 and as of June 30, 2020, a cumulative of 2,136,019 warrants remain outstanding.

Preferred Stock
During the six months ended June 30, 2020, 175 shares of Series B Preferred Stock (“Series B”) were converted into 972,222 shares of Common Stock. As of June 30, 2020, 443 shares of Series B are outstanding.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

During the six months ended June 30, 2020, 2,093,155 shares of Series A Preferred Stock (“Series A”) were converted on a one-for-one basis into shares of Common Stock. There are no remaining outstanding shares of Series A as of June 30, 2020.
Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic:
Net income (loss) attributable to common stockholders, basic	$1,165	$(11,130)	$6,131	$(14,963)
Weighted average common shares outstanding	100,136,893	83,821,811	98,541,877	77,571,003
Basic earnings (loss) per common share	$0.01	$(0.13)	$0.06	$(0.19)
Diluted:
Effect of dilutive securities:
Net income (loss) attributable to common stockholders, diluted	$1,165	$(11,130)	$6,131	$(14,963)
Weighted average common shares outstanding	100,136,893	83,821,811	98,541,877	77,571,003
Effect of dilutive options and warrants	7,974,308	—	8,520,284	—
Dilutive weighted average common shares outstanding	108,111,201	83,821,811	107,062,161	77,571,003
Diluted earnings (loss) per common share	$0.01	$(0.13)	$0.06	$(0.19)
During the three months ended June 30, 2020 and the six months ended June 30, 2020, outstanding stock options, RSUs, warrants and preferred shares of 7,974,308 and 8,520,284, respectively, were included in the computation of diluted earnings per common share.
During the three months ended June 30, 2019 and the six months ended June 30, 2019, outstanding stock options, RSUs, warrants and preferred shares of 18,131,489 and 17,528,530 , respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.
9. Commitments and contingencies:
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

Employment Agreement Termination and Release Agreement of Herm Cukier
In May 2020, the Company and Herm Cukier entered into a General Release Agreement (the “General Release Agreement”), relating to the termination of Mr. Cukier’s employment as Chief Executive Officer of the Company. In connection with the execution and delivery of the General Release Agreement, Herm Cukier was terminated as Chief Executive Officer and principal executive officer and resigned as a member of the Board of Directors of the Company, effective as of May 9, 2020 (the "Termination Date).
Pursuant to the General Release Agreement, Mr. Cukier (i) received (a) a one-time payment of $1,217,438, which was equal to two times his annual base salary; (b) a one-time payment of $236,003, which was equal to his prorated 2020 bonus; (c) a one-time payment of $45,917 for unused paid time off; (d) a one-time payment of $2,360 for benefits and (e) a one-time payment of $100,338 in exchange for waiving the 60-day advance notice provision included in Mr. Cukier's original employment

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

agreement and (ii) released the Company and its affiliates from certain claims. The one-time payments were made on June 1, 2020. All of Mr. Cukier’s outstanding option awards also became fully-vested and exercisable on the Termination Date.

Appointment of Interim Chief Executive Officer
Effective May 11, 2020, the Board of Directors (the “Board”) of the Company appointed Jeffrey Bailey as the Company’s Interim Chief Executive Officer. Mr. Bailey joined the Company in March 2020 as a member of the Board.

Pursuant to an offer letter entered into between the Company and Mr. Bailey, dated May 10, 2020, Mr. Bailey will serve as Interim Chief Executive Officer for a period of up to six months. As Interim Chief Executive Officer, Mr. Bailey will be paid an annual base salary of $600,000 and will be eligible for a one-time bonus of $180,000 payable when a new chief executive officer commences employment with the Company. In connection with his appointment, Mr. Bailey was granted stock options to purchase 160,000 shares of the Company’s common stock, which will vest upon the achievement of certain performance milestones, and 40,000 restricted stock units, which will vest in equal installments over a two-year period beginning on May 11, 2021. Mr. Bailey will remain a member of the Board while serving as Interim Chief Executive Officer and will not receive any compensation for his service as a member of the Board during this time.
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

On January 13, 2020, by the Court of Appeals for the Federal Circuit denied BDSI’s petition for en banc rehearing of the dismissal of BDSI’s appeal relating to inter partes review proceedings on the ’167 patent. On June 11, 2020, BDSI filed a petition for certiorari seeking U.S. Supreme Court review of the Federal Circuit’s decision.

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

The Court has scheduled a bench trial to commence on November 9, 2020 to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA.

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

Chemo Research, S.L

On March 1, 2019, the Company filed a complaint for patent infringement in Delaware against Chemo Research, S.L., Insud Pharma S.L., IntelGenx Corp., and IntelGenx Technologies Corp. (collectively, the “Chemo Defendants”), asserting that the Chemo Defendants infringe its Orange Book listed patents for BELBUCA, including U.S. Patent Nos. 8,147,866 and 9,655,843, both expiring in July of 2027, and U.S. Patent No. 9,901,539 expiring December of 2032. This complaint follows a receipt by the Company on January 31, 2019, of a Notice Letter from Chemo Research S.L. stating that it has filed with the FDA an ANDA containing a Paragraph IV Patent Certification, for a generic version of BELBUCA Buccal Film in strengths 75 mcg, 150 mcg, 300 mcg, 450 mcg, and 900 mcg. Because the Company initiated a patent infringement suit to defend the patents identified in the Notice Letter within 45 days after receipt, the FDA is prevented from approving the ANDA until the earlier of 30 months or a decision in the case that each of the patents is not infringed or invalid. Chemo Research S.L.’s Notice Letter also does not provide any information on the timing or approval status of its ANDA. On March 15, 2019, the Company filed a complaint against the Defendants in New Jersey asserting the same claims for patent infringement made in the Delaware lawsuit. On April 19, 2019, Defendants filed an answer to the Delaware complaint wherein they denied infringement of the ‘866, ‘843 and ‘539 patents and asserted counterclaims seeking declaratory relief concerning the alleged invalidity and non-infringement of such patents.

On April 25, 2019, the Company voluntarily dismissed the New Jersey lawsuit given Defendants’ consent to jurisdiction in Delaware.

The Court has scheduled a bench trial to commence on November 9, 2020 (jointly with Alvogen) to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA. The Court has scheduled a bench trial to commence on May 3, 2021 to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents.
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

On September 11, 2019, two purported stockholders of the Company filed a putative class action against the Company and our directors in the Court of Chancery of the State of Delaware, captioned Drachman v. BioDelivery Sciences International, Inc., et al., C.A. No. 2019-0728-AGB (Del. Ch.) (the “Complaint”). The Complaint alleges that the Amendments did not receive the requisite vote of stockholders at the 2018 Annual Meeting and asserts claims for violation of the Delaware General Corporation Law, breach of fiduciary duties, and declaratory judgment. The Complaint seeks, inter alia, a declaration that the Amendments were not validly approved and invalidation of the Amendments, including altering the one-year terms of all directors duly elected at the 2018 and 2019 Annual Meetings to three-year terms. The Complaint also seeks costs and disbursements, including attorneys’ fees. On July 1, 2020, the Company filed its response to the Complaint and denied the claims asserted therein. The Company intends to defend against the litigation vigorously.

On November 5, 2019, the Board determined that ratifying the declassification of the Board and the change in the voting standard as set forth in the Amendments, as well as ratifying the filing and effectiveness of the Amendments, is in the best interests of the Company and its stockholders. The Board thus approved resolutions ratifying such acts and the filing and effectiveness of the Amendments under Section 204 of the Delaware General Corporation Law. On July 23, 2020, the stockholders of the Company approved the ratification of the declassification of the Board and the change in the voting standard as set forth in the Amendments as well as the filing and effectiveness of the Amendments. On July 23, 2020, the Company filed a Certificate of Validation with the Delaware Secretary of State.

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
Second Quarter and Recent Highlights
•On May 11, 2020, we announced that Jeffrey A. Bailey, a member of our Board of Directors, was named Interim Chief Executive Officer ("CEO").
•On July 23, 2020, we held our 2020 Annual Meeting of Stockholders (the “Annual Meeting”). All matters submitted to a vote of our stockholders at the Annual Meeting were approved, including an amendment to our Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 175,000,000 shares to 235,000,000 shares. All director nominees were also elected.
Our Products
Our product portfolio currently consists of four products that are approved by the FDA. Three of our products utilize our patented BioErodible MucoAdhesive (“BEMA") thin film drug-delivery technology.
BELBUCA

BELBUCA® (buprenorphine buccal film), CIII is a buccal film that contains the Schedule III opioid buprenorphine, which was approved by the FDA in October 2015 for use in patients with pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative options are inadequate. BELBUCA is differentiated from other opioids and has the potential to address some of the most critical issues facing healthcare providers treating chronic pain with prescription opioids – abuse, misuse, addiction and the risk of overdose. Compared to currently marketed products and products under development, we believe that BELBUCA is differentiated based on the following features:
•strong and durable efficacy in both opioid naïve and opioid experienced patients;
•Schedule III designation by DEA, which indicates less abuse and addiction potential compared to Schedule II opioids, which include oxycodone, hydrocodone and morphine;
•in published studies, investigators observed that respiratory depression from buprenorphine administration reached a plateau, and we believe this ceiling effect may result in a lower risk of overdose death related to respiratory depression;
•favorable tolerability with a low incidence of constipation and low discontinuation rate;
•flexible dosing options with seven available strengths; and

•buccal administration to optimize drug bioavailability.
We believe that there are long-term growth opportunities for BELBUCA, and we focus our commercial efforts primarily on BELBUCA. Our sales force is focused on current BELBUCA prescribers, chronic pain management specialists, and clinicians we believe have the greatest opportunity to be adopters of BELBUCA. As of January 2020, BELBUCA had formulary coverage for more than 96% of commercial lives.
Additionally, we recently completed a Phase I placebo-controlled study to compare the effects of BELBUCA and oral oxycodone hydrochloride (a full μ-opioid receptor agonist) on respiratory drive, as measured by the ventilatory response to hypercapnia (VRH) after drug administration. While analyses of the data is currently ongoing, our primary endpoint showed that there was no significant change in respiratory drive compared to placebo for any dose of BELBUCA (300, 600, or 900 mcg) and there was a dose-dependent worsening of respiratory drive compared to placebo for oxycodone, and it was statistically significant at the 60mg dose.
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
SYMPROIC

Symproic® is a peripherally acting mu-opioid receptor antagonist ("PAMORA"), and was approved by the FDA on March 23, 2017 for the treatment of opioid-induced constipation ("OIC") in adult patients with chronic non-cancer pain, including patients with chronic pain related to prior cancer or its treatment who do not require frequent (e.g., weekly) opioid dosage escalation. OIC occurs primarily via activation of enteric mu-receptors in the small intestine and proximal colon, which results in harder stool and less frequent and less effective defecation. Because OIC results from the specific effects of opioids, it differs mechanistically from other forms of constipation, and deserves dedicated medical management. Compared to currently marketed products and products under development for OIC, we believe that Symproic is differentiated based on the following features:
•strong and durable efficacy observed in randomized, double-blind, placebo controlled clinical trials of 12-weeks and 52-weeks duration in OIC patients;
•OIC relief that was more frequent, more complete, and with less straining than patients taking placebo;
•recommended by the American Gastroenterological Association for patients with laxative refractory OIC;
•adverse event profile comparable to placebo, with low rates of abdominal pain observed across the Phase III program; and
•the only prescription OIC medication with the convenience of once-daily dosing, with only one tablet strength, and that can be taken with or without food and with or without laxatives.
Because of the durable efficacy, tolerability and convenience benefits, we believe that Symproic is a best-in-class PAMORA that reliably provides durable relief of OIC, which allows both the patient and the healthcare provider to focus on managing the issue of chronic pain.
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

BUNAVAIL
In June 2014, BUNAVAIL® (buprenorphine and naloxone buccal film) was approved by the FDA for the maintenance treatment of opioid dependence as part of a complete treatment plan to include counseling and psychosocial support. BUNAVAIL contains the partial opioid agonist buprenorphine, which binds to the same receptors as opiate drugs but has a higher affinity, and naloxone, an opioid antagonist and an abuse deterrent. In March 2020, we announced our plans to discontinue marketing of BUNAVAIL in the U.S. in 2020.

ONSOLIS
In July 2009, ONSOLIS® (fentanyl buccal soluble film) was approved for the management of pain that “breaks through” the effects of other medications being used to control persistent pain, or breakthrough pain, in cancer patients 18 years of age and older who are already receiving and who are tolerant to opioid therapy for their underlying persistent cancer pain. We refer to breakthrough cancer pain in opioid tolerant patients as BTCP. ONSOLIS provides significant reduction in pain for patients suffering from BTCP in a convenient formulation with a range of doses to allow patients to titrate to an adequate level of pain control. We are not currently assessing options for U.S. commercialization of ONSOLIS. Given the current declining market conditions, we have no plans to introduce the product in the U.S. at this time. The product is no longer a strategic asset for the Company.
We will continue to seek additional license agreements. We anticipate that funding for the next several years will come primarily from earnings from sales of BELBUCA and Symproic, and milestone payments and royalties from Mylan and TTY.
Results of Operations
Comparison of the three months ended June 30, 2020 and 2019
Product Sales. We recognized $36.4 million and $28.1 million in product sales during the three months ended June 30, 2020 and 2019, respectively. The increase in 2020 is principally due to increased BELBUCA product sales from the utilization of managed care wins and product sales of Symproic, offset by lower BUNAVAIL product sales.
Product Royalty Revenues. We recognized $0.1 million and $1.5 million in product royalty revenue during the three months ended June 30, 2020 and 2019, respectively. Of the aforementioned amounts, $0.1 million and $1.0 million, respectively, can be attributed to royalties on net sales of BREAKYL under our license agreement with Meda. We recognized $0.5 million in PAINKYL royalty revenue during the three months ended June 30, 2019 under our license agreement with TTY.
Contract Revenues. We recognized $0.2 million in PAINKYL contract revenue during the three months ended June 30, 2019 under our license agreement with TTY. There were no contract revenues recorded during the same period ended June 30, 2020.
Cost of Sales. We incurred $5.4 million and $4.9 million in cost of sales during the three months ended June 30, 2020 and 2019, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC IV, LLC (“CDC”). Cost of sales for the three months ended June 30, 2020 includes a $0.3 million one-time depreciation charge due to BUNAVAIL equipment write-off.
Selling, General and Administrative Expenses. During the three months ended June 30, 2020 and 2019, selling, general and administrative expenses totaled $28.2 million and $22.0 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA and Symproic, legal, accounting and management wages, consulting and professional fees, travel costs, stock based compensation and amortization. The increase in selling, general and administrative expenses during the three months ended June 30, 2020 as compared to the same period in the prior year is primarily due to expenses related to our expansion efforts, increased marketing efforts, increased study costs, higher legal costs, and severance costs associated with the termination of the former CEO.
Interest expense, net . During the three months ended June 30, 2020, we had net interest expense of $1.7 million, which consisted of $1.6 million of scheduled interest payments, and $0.1 million of amortization of discount and loan costs.
During the three months ended June 30, 2019, we had net interest expense of $13.9 million, which was composed of interest expense of $14.2 million and interest income of $0.3 million. Interest expense consisted of $11.9 million of one-time costs associated with the refinancing of our term loan in May 2019, $1.9 million of scheduled interest payments relating to both the expiring and new loans, $0.3 million of related amortization of discount and loan costs for both the old and new debt arrangements, and $0.1 million of warrant interest expense associated with the former CRG loan.

The one-time expenses related to the payoff of the CRG loan consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs.
Comparison of the six months ended June 30, 2020 and 2019
Product Sales. We recognized $74.2 million and $47.8 million in product sales during the six months ended June 30, 2020 and 2019, respectively. The increase in 2020 is principally due to increased BELBUCA product sales from higher patient utilization, the impact of managed care wins, the impact of price increases, and the acquisition of Symproic, partially offset by lower BUNAVAIL product sales.

Product Royalty Revenues. During the six months ended June 30, 2020 and 2019, we recognized $0.7 million and $1.5 million in PAINKYL and BREAKYL product royalty revenue under our license agreements with TTY and Mylan, respectively. Product royalty revenue related to PAINKYL and BREAKYL is primarily via government demand in the Ex-U.S. countries where the products are sold by TTY and Mylan, respectively.

Contract Revenues. We recognized $0.2 million in contract revenues during the six months ended June 30, 2019 related to our license agreements TTY. There were no such contract revenues during the same period of 2020.
Cost of Sales. We incurred $11.0 million and $9.0 million in cost of sales during the six months ended June 30, 2020 and 2019, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC. Cost of sales for the six months ended June 30, 2020 includes a $0.3 million one-time depreciation charge due to BUNAVAIL equipment write-off.
Selling, General and Administrative Expenses. During the six months ended June 30, 2020 and 2019, selling, general and administrative expenses totaled $54.9 million and $38.9 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA and Symproic, legal, accounting and wages, consulting and professional fees, travel costs, stock based compensation and amortization. The increase in selling, general and administrative expenses during the six months ended June 30, 2020 is due primarily to the increase in compensation expense related to our expansion efforts, increased marketing efforts, higher legal costs, increased study costs and severance costs associated with the termination of the former CEO.
Interest expense, net. During the six months ended June 30, 2020, we had net interest expense of $3.0 million, which includes interest expense of $3.1 million and $0.1 million of amortization of discount and loan costs. During the six months ended June 30, 2020, we also had interest income of $0.1 million.
During the six months ended June 30, 2019, we had net interest expense of $16.5 million, consisting of $11.9 million of one-time costs associated with the refinancing of our term loan in May 2019, $3.9 million of scheduled interest payments relating to both the expiring and new loans, $0.7 million of related amortization of discount and loan costs for both the old and new debt arrangements, and $0.4 million of warrant interest expense associated with the former CRG loan. During the six months ended June 30, 2019, we also had interest income of $0.3 million.
The one-time expenses related to the payoff of the CRG loan consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs.

Trends and Uncertainties
Potential Impact of the COVID-19 Pandemic
The recent COVID-19 pandemic is understood to have originated in Wuhan, China in December 2019 and has since spread globally, including to the United States and European countries. The continued spread of COVID-19 has adversely impacted our operations, including our efforts to market BELBUCA and Symproic. Any decrease in sales or interruption in supply of any of our products could increase our operating expenses and have a material adverse effect on our business and financial results.
In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all home-office employees to work remotely. We have suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.
The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers and contract manufacturers or contract research organizations operate. If we or any of the third parties with whom we engage experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.
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
•We exclude amortization of intangible assets from non-GAAP net income/(loss) due to the non-cash nature of this expense and although it has been and will continue to be for the foreseeable future a recurring expense for our business, these expenses do not affect our cash position; and
•We exclude the financial impact of debt refinance, the CEO termination costs and the BUNAVAIL equipment write-off, because it is non-recurring.
Reconciliations of non-GAAP metrics to most directly comparable U.S. GAAP financial measures:
The following tables reconcile net income/(loss)earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of GAAP net income/(loss) to EBITDA (non-GAAP)	2020	2019	2020	2019
GAAP net income/(loss)	$1,165	$(11,130)	$6,131	$(14,963)
Add back/(subtract):
Income tax recovery/(provision)	86	—	(192)	—
Net interest expense	1,685	13,929	2,979	16,490
Depreciation and amortization	2,159	1,981	3,960	3,356
EBITDA	$5,095	$4,780	$12,878	$4,883
Reconciliation of GAAP net income/(loss) to Non-GAAP net income/(loss)
GAAP net income/(loss)	$1,165	$(11,130)	$6,131	$(14,963)
Non-GAAP adjustments:
Stock-based compensation expense	1,364	1,569	6,305	2,712
Amortization of intangible assets	1,734	1,898	93	3,187
Amortization of warrant discount	—	179	—	448
Non-recurring financial impact of debt refinance	—	11,866	—	11,866
Non-recurring financial impact of CEO transition	5,078	—	5,078	—
Non-recurring financial impact of BUNAVAIL discontinuation	295	—	295	—
Non-GAAP net income/(loss)	$9,636	$4,382	$17,902	$3,250

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
At June 30, 2020, we had cash and cash equivalents of approximately $91.0 million. We generated $5.0 million of cash in operations during the six months ended June 30, 2020 . We believe that we have sufficient cash to manage the business as currently planned.

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
Contractual Obligations and Commercial Commitments
Our contractual obligations as of June 30, 2020 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$771	$365	$406	$—	$—
Secured loan facility	80,000	—	30,769	49,231	—
Interest on secured loan facility	26,991	7,706	13,933	5,352	—
Minimum royalty expenses*	10,500	1,500	3,000	3,000	3,000
Purchase obligations**	958	804	154	—	—
Total contractual cash obligations	$119,220	$10,375	$48,262	$57,583	$3,000
* Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales. The minimum payment is $0.4 million per quarter or $1.5 million per year until patent expiry on July 23, 2027.
** Purchase obligations represent an agreement for the supply of active pharmaceutical ingredient for use in production.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our cash includes all highly liquid investments with an original maturity of three months or less. Because of the short-term maturities of our cash, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash on deposit with financial institutions in the U.S. The Federal Deposit Insurance Corporation covers $0.25 million for substantially all depository accounts. As of June 30, 2020, we had approximately $91.0 million, which exceeded these insured limits.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.
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
Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “will,” “potential,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the U.S. Securities and Exchange Commission. Actual results, including, without limitation: (i) actual sales results (including the results of our continuing commercial efforts with BELBUCA and Symproic), (ii) the application and availability of corporate funds and our need for future funds, (iii) the FDA’s review of our products and any regulatory filings related thereto, or (iv) the results of our ongoing intellectual property litigations and patent office proceedings, may differ materially from those set forth or implied in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, the impact of the COVID-19 pandemic on our business and results of operations, those listed under Item 1A of our most recent Annual Report on Form 10-K filed with the SEC on March 12, 2020 and under Item 1A of this Quarterly Report on Form 10-Q and other factors detailed from time to time in our other filings with the U.S. Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors.

COVID-19 may materially and adversely affect our business and our financial results.

The recent COVID-19 pandemic is understood to have originated in Wuhan, China in December 2019 and has since spread globally, including to the United States and European countries. The continued spread of COVID-19 has adversely impacted our operations, including our efforts to market BELBUCA and Symproic. Any decrease in sales or interruption in supply of any of our products could increase our operating expenses and have a material adverse effect on our business and financial results.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all home-office employees to work remotely. We have suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers and contract manufacturers or contract research organizations operate. If we or any of the third parties with whom we engage experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Number	Description
3.1	Form of certificate of Validation of the Company, filed with 8K, dated July 24, 2020
3.2	Certificate of Incorporation of the Company, as amended*
10.1	Offer of Employment, dated May 10, 2020, between the Company and Jeffrey Bailey*
31.1	Certification of Principal Executive Officer Pursuant To Sarbanes-Oxley Section 302. *
31.2	Certification of Principal Financial Officer Pursuant To Sarbanes-Oxley Section 302. *
32.1	Certification Pursuant To 18 U.S.C. Section 1350. #
32.2	Certification Pursuant To 18 U.S.C. Section 1350. #
101.ins	XBRL Instance Document.
101.sch	XBRL Taxonomy Extension Schema Document.
101.cal	XBRL Taxonomy Calculation Linkbase Document.
101.def	XBRL Taxonomy Definition Linkbase Document.
101.lab	XBRL Taxonomy Label Linkbase Document.
101.pre	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).*

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 5, 2020	By:	/s/ Jeffrey Bailey
Jeffrey Bailey
Director and Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1