Form 10-Q
period 2020-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2020-11-05
CIK 1103021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2020, there were 101,126,462 shares of company Common Stock issued and 101,110,971 shares of company Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$100,177	$63,888
Accounts receivable, net	43,830	38,790
Inventory, net	18,887	11,312
Prepaid expenses and other current assets	5,754	3,769
Total current assets	168,648	117,759
Property and equipment, net	1,485	2,075
Goodwill	2,715	2,715
License and distribution rights, net	55,109	60,309
Other intangible assets, net	—	47
Total assets	$227,957	$182,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,409	$53,993
Total current liabilities	53,409	53,993
Notes payable, net	78,363	58,568
Other long-term liabilities	300	580
Total liabilities	132,072	113,141
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock. $0.001 par value, 0 and 2,093,155 shares outstanding at September 30, 2020 and December 31, 2019, respectively; Series B Non-Voting Convertible Preferred Stock, $0.001 par value, 443 and 618 shares outstanding at September 30, 2020 and December 31, 2019, respectively.	—	2
Common Stock, $0.001 par value; 235,000,000 and 175,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 101,126,452 and 96,189,074 shares issued; 101,110,961 and 96,173,583 shares outstanding at September 30, 2020 and December 31, 2019, respectively.	100	96
Additional paid-in capital	446,910	436,306
Treasury stock, at cost, 15,491 shares, as of September 30, 2020 and December 31, 2019.	(47)	(47)
Accumulated deficit	(351,078)	(366,593)
Total stockholders’ equity	95,885	69,764
Total liabilities and stockholders’ equity	$227,957	$182,905
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$38,785	$29,623	$112,946	$77,438
Product royalty revenues	658	683	1,358	2,154
Contract revenues	—	—	—	160
Total Revenues:	39,443	30,306	114,304	79,752
Cost of sales	5,376	5,350	16,371	14,325
Expenses:
Selling, general and administrative	22,461	23,360	77,408	62,304
Total Expenses:	22,461	23,360	77,408	62,304
Income from operations	11,606	1,596	20,525	3,123
Interest expense, net	(2,010)	(1,234)	(4,997)	(17,732)
Other (expense)/income, net	(2)	(3)	6	5
Income/(loss) before income taxes	$9,594	$359	$15,534	$(14,604)
Income tax provision	(211)	(5)	(19)	(5)
Net income/(loss) attributable to common stockholders	$9,383	$354	$15,515	$(14,609)
Basic
Weighted average common stock shares outstanding	101,031,317	89,649,922	99,377,748	81,612,112
Basic earnings/(loss) per share	$0.09	$—	$0.16	$(0.18)
Diluted
Weighted average common stock shares outstanding	105,783,568	105,138,894	104,836,493	81,612,112
Diluted earnings/(loss) per share	$0.09	$—	$0.15	$(0.18)
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2020	—	$—	443	$—	100,916,511	$99	$445,180	$(47)	$(360,462)	$84,770
Stock-based compensation	—	—	—	—	—	—	1,539	—	—	1,539
Stock option exercises	—	—	—	—	68,623	1	191	—	—	192
Restricted stock awards	—	—	—	—	141,318	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	9,384	9,384
Balances, September 30, 2020	—	$—	443	$—	101,126,452	$100	$446,910	$(47)	$(351,078)	$95,885

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2019	2,093,155	$2	1,716	$—	89,535,024	$88	$432,358	$(47)	$(366,251)	$66,150
Stock-based compensation	—	—	—	—	—	—	1,267	—	—	1,267
Stock option exercises	—	—	—	—	52,121	—	123	—	—	123
Restricted stock awards	—	—	—	—	109,629	2	(2)	—	—	—
Series B conversion to common stock	—	—	(18)	—	100,000	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	354	354
Balances, September 30, 2019	2,093,155	$2	1,698	$—	89,796,774	$90	$433,746	$(47)	$(365,897)	$67,894

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2020	2,093,155	$2	618	$—	96,189,074	$96	$436,306	$(47)	$(366,593)	$69,764
Stock-based compensation	—	—	—	—	—	—	7,845	—	—	7,845
Stock option exercises	—	—	—	—	1,159,347	1	2,760	—	—	2,761
Restricted stock awards	—	—	—	—	712,654	—	—	—	—	—
Series A conversion to common stock	(2,093,155)	(2)	—	—	2,093,155	2	—	—	—	—
Series B conversion to common stock	—	—	(175)	—	972,222	1	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	—	15,515	15,515
Balances, September 30, 2020	—	$—	443	$—	101,126,452	$100	$446,910	$(47)	$(351,078)	$95,885

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2019	2,093,155	$2	3,100	$—	70,793,725	$71	$381,004	$(47)	$(351,288)	$29,742
Stock-based compensation	—	—	—	—	—	—	3,978	—	—	3,978
Stock option exercises	—	—	—	—	412,500	—	1,193	—	—	1,193
Restricted stock awards	—	—	—	—	801,661	1	(1)	—	—	—
Series B conversion to Common Stock	—	—	(1,402)	—	7,788,888	8	(8)	—	—	—
Equity offering, net of finance costs	—	—	—	—	10,000,000	10	47,580	—	—	47,590
Net loss	—	—	—	—	—	—	—	—	(14,609)	(14,609)
Balances, September 30, 2019	2,093,155	$2	1,698	$—	89,796,774	$90	$433,746	$(47)	$(365,897)	$67,894
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS, IN THOUSANDS)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net income/(loss)	$15,515	$(14,609)
Adjustments to reconcile net income/(loss) to net cash flows from operating activities
Depreciation	467	253
Accretion of debt discount and loan costs	231	11,441
Amortization of intangible assets	5,248	5,084
Provision for inventory obsolescence	(297)	57
Stock-based compensation expense	7,845	3,978
Changes in assets and liabilities:
Accounts receivable	(5,040)	(19,795)
Inventories	(7,278)	(5,416)
Prepaid expenses and other assets	(1,985)	(1,686)
Accounts payable and accrued liabilities	(701)	14,844
Taxes payable	(40)	—
Net cash flows provided by/(used in) operating activities	13,965	(5,849)
Investing activities:
Product acquisitions	—	(20,674)
Acquisitions of equipment	—	(79)
Net cash flows used in investing activities	—	(20,753)
Financing activities:
Proceeds from issuance of common stock	—	48,000
Equity issuance costs	—	(410)
Proceeds from notes payable	20,000	60,000
Proceeds from exercise of stock options	2,761	1,193
Payment on note payable	—	(67,346)
Loss on refinancing of former debt	—	(2,794)
Payment on deferred financing fees	(437)	—
Net cash flows provided by financing activities	22,324	38,643
Net change in cash and cash equivalents	36,289	12,041
Cash and cash equivalents at beginning of period	63,888	43,822
Cash and cash equivalents at end of period	$100,177	$55,863
Cash paid for interest	$5,037	$3,831
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
Principles of consolidation
The condensed consolidated financial statements include the accounts of the Company, Arius Pharmaceuticals, Inc. and Arius Two, Inc. All significant inter-company balances and transactions have been eliminated.
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
On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. Inventory obsolescence reserves at September 30, 2020 and December 31, 2019 were $0.1 million and $0.4 million, respectively.
Revenue recognition
The main types of revenue contracts are:
•Product sales-Product sales amounts relate to sales of BELBUCA, Symproic and BUNAVAIL. The Company discontinued marketing of BUNAVAIL in August 2020. The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations. Generally, there is no post-shipment obligation on product sold.
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
•specific contractual terms of agreements with customers;
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
•analysis of prescription data gathered by third-party prescription data providers;
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
Government rebates and chargebacks-Government rebates and chargebacks include mandated discounts under Medicaid, Medicare, U.S. Department of Veterans Affairs and other government agencies ("Government Payors"). The Company estimates the rebates and chargebacks to Government Payors based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. In addition, the pricing of covered products under Medicaid is subject to complex calculations and involves interpretation of government rules, regulations and policies as well as adjustments based on current trends in utilization. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates and chargebacks that it will provide to Government Payors based upon (i) the government-mandated discounts applicable to government-funded programs, (ii) information obtained from its customers and (iii) information obtained from other third parties regarding the payor mix for its products. The Company’s liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for product shipments that have been recognized as revenue, but remain in the distribution channel inventories at the end of each reporting period.
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
Voucher program-The Company, from time to time, offers certain promotional product-related incentives to eligible patients. The Company has voucher programs for BELBUCA and Symproic whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the current utilization and historical redemption rates as reported to the Company by a third-party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.
Trade discounts and distribution fees-Trade discounts relate to prompt settlement discounts provided to customers. In addition, the Company compensates its customers for distribution of its products and the provision of data. The Company has determined that such services received to date are not distinct from its sale of products and may not reasonably represent fair value for these services. Therefore, estimates of these payments are recorded as a reduction of revenue based on contractual terms.
Cost of sales
Cost of sales includes the direct costs attributable to the production of BELBUCA, Symproic and BUNAVAIL. It includes raw materials, production costs at the Company’s contract manufacturing sites, quality testing directly related to the products, and depreciation on equipment that the Company has purchased to produce BELBUCA, Symproic and BUNAVAIL. It also includes the costs for any batches not meeting specifications and raw material yield losses. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized when sold to the wholesaler from our distribution center.
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
Recent accounting pronouncements-adopted
Measurement of Credit Losses of Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments; in November 2018 the FASB issued a subsequent amendment ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses; in April 2019 the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. In May 2019 the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief; and in November 2019 the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The new guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326). The Company adopted Topic 326 during the nine months ended September 30, 2020 and determined that the new guidance has no material impact on its condensed consolidated financial statements.
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
As of September 30, 2020, the Company reported $43.8 million of trade receivables within accounts receivable. Based on an aging analysis at September 30, 2020, 98% of the Company's accounts receivable were outstanding less than 30 days. There was no change to the allowance for doubtful accounts and credit losses between September 30, 2020 or December 31, 2019. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.
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
The following table summarizes the financial instruments measured at fair value on a recurring basis as of September 30, 2020:

	Level 1	Level 2	Level 3	Balance at September 30, 2020
Cash and cash equivalents	$100,177	$—	—	$100,177
The cash and cash equivalent balance as of September 30, 2020 includes investments in various money market accounts and cash held in interest bearing accounts.
2. Inventory:
The following table represents the components of inventory as of:

	September 30, 2020	December 31, 2019
Raw materials	$3,497	$624
Work-in-process	10,025	6,198
Finished goods	5,452	4,874
Obsolescence reserve	(87)	(384)
Total inventories	$18,887	$11,312

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

3. Accounts payable and accrued liabilities:
The following table represents the components of accounts payable and accrued liabilities as of:

	September 30, 2020	December 31, 2019
Accounts payable	$8,244	$11,704
Accrued rebates	28,156	28,528
Accrued compensation and benefits	5,603	5,545
Accrued returns	6,947	4,438
Accrued royalties	684	535
Accrued legal	1,564	1,484
Accrued regulatory expenses	1,252	331
Accrued other	959	1,428
Total accounts payable and accrued liabilities	$53,409	$53,993

4. Property and equipment:
Property and equipment, summarized by major category, consist of the following as of:

	September 30, 2020	December 31, 2019
Machinery & equipment	$4,683	$5,635
Right of use, building lease	536	720
Computer equipment & software	259	437
Office furniture & equipment	174	174
Leasehold improvements	43	43
Idle equipment	679	679
Construction in progress	61	—
Total	6,435	7,688
Less accumulated depreciation and amortization	(4,950)	(5,613)
Total property and equipment, net	$1,485	$2,075
Depreciation expense for the three-month periods ended September 30, 2020 and September 30, 2019, was approximately $0.02 million and $0.08 million, respectively. Depreciation expense for the nine-month periods ended September 30, 2020 and September 30, 2019, was approximately $0.5 million and $0.2 million, respectively. Depreciation expense for the nine-month period ended September 30, 2020 includes a $0.3 million one-time charge due to BUNAVAIL equipment write-off.
5. Intangible assets:
Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

September 30, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Product rights	$6,050	$(6,050)	$—
BELBUCA license and distribution rights	45,000	(16,875)	28,125
Symproic license and distribution rights	30,636	(3,652)	26,984
Total intangible assets	$81,686	$(26,577)	$55,109

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

6. Notes payable:
On May 23, 2019, the Company entered into a Loan Agreement with BPCR LIMITED PARTNERSHIP (the successor-in-interest to Biopharma Credit plc), for a senior secured credit facility consisting of a term loan of $60.0 million (the “Term Loan”), with the ability to draw an additional $20 million within twelve months of the closing date, which the Company drew down on May 22, 2020.
The loan facility carries a 72-month term with interest only payments on the term loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate on the first day for the quarter, with a floor of 2% plus the LIBOR rate. (LIBOR effective rate as of July 1, 2020 was 0.30%.) The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.
The debt balance has been categorized within Level 2 of the fair value hierarchy. The notes payable debt balance as of September 30, 2020 approximates its fair value based on prevailing interest rates as of the balance sheet date.
The following table represents future maturities of the notes payable obligation as of September 30, 2020:

2020	—
2021	—
2022	18,462
2023	24,615
2024	24,615
2025	12,308
Total maturities	$80,000
Unamortized discount and loan costs	(1,637)
Total notes payable obligation	$78,363

7. Net sales by product:
The Company’s business is classified as a single reportable segment.
However, the following table presents net sales by product:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
BELBUCA	$34,758	$26,514	$100,572	$69,277
% of net product sales	90%	90%	89%	89%
Symproic	3,453	2,172	11,046	5,348
% of net product sales	9%	7%	10%	7%
BUNAVAIL	574	937	1,328	2,813
% of net product sales	1%	3%	1%	4%
Net product sales	$38,785	$29,623	$112,946	$77,438

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

In June 2020, we discontinued distribution of BUNAVAIL in the U.S. The revenue reflected in the three months ended September 30, 2020 for BUNAVAIL reflects the release of certain reserves taken at the time the discontinuation was announced.
8. Stockholders’ equity:
Common Stock
On July 23, 2020, in connection with the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders approved, among other matters, an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 175,000,000 to 235,000,000.
On November 4, 2020, the Board of Directors authorized the repurchase of up to $25 million of the Company's shares of Common Stock. The timing and amount of any shares purchased on the open market will be determined based on the Company's evaluation of market conditions, share price and other factors. The Company plans to utilize existing cash on hand to fund the share repurchase program.
Stock-based compensation
During the nine months ended September 30, 2020, a total of 2,639,978 options to purchase Common Stock, with an aggregate fair market value of approximately $6.8 million, were granted to employees, officers, a director and the Interim Chief Executive Officer of the Company. Options have a term of 10 years from the grant date. Options granted to employees, officers and the director will vest ratably over a three-year period. Of the aforementioned option grants, 160,000 options, estimated to be valued at approximately $0.3 million, offered to the Chief Executive Officer ("CEO") in connection with his role as Interim Chief Executive Officer fully vested on November 4, 2020 upon his appointment to permanent CEO on that date. In addition, 840,000 options, estimated to be valued at approximately $1.7 million, were granted to the CEO on November 4, 2020 in connection with his appointment to the role, and vest ratably over three years. Options previously granted to the former Chief Executive Officer vested upon his termination as Chief Executive Officer, and will be exercisable for a period of three years. The fair value of each option is amortized as compensation expense evenly through the vesting period.
The fair value of each option award is estimated on the grant date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, expected rate of forfeiture and the risk-free interest rate. Expected volatilities are based on implied volatilities from historical volatility of the Common Stock, and other factors estimated over the expected term of the options.
Expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.
The key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2020 follows:

Expected price volatility	59.00%-61.76%
Risk-free interest rate	0.25%-1.68%
Weighted average expected life in years	6 years
Dividend yield	—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Option activity during the nine months ended September 30, 2020 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2020	5,496,971	$3.64	$15,455
Granted in 2020:
Officers and Directors	1,430,801	$5.64
Employees	1,209,177	$5.65
Exercised	(1,159,347)	$2.38
Forfeitures	(365,188)	$4.37
Outstanding at September 30, 2020	6,612,414	$4.62	$1,620
As of September 30, 2020, options exercisable totaled 3,008,632. There are approximately $7.6 million of unrecognized compensation costs related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2023.
Restricted stock units
During the nine months ended September 30, 2020, a cumulative total of 302,404 RSUs were granted to the Company’s executive officers, a member of senior management, directors and the Interim Chief Executive Officer in connection with his role as Interim Chief Executive Officer with a fair market value of approximately $1.5 million. Of the aforementioned RSU grants, 40,000 RSUs, estimated to be valued at approximately $0.2 million, granted to the Chief Executive Officer ("CEO") in connection with his role as Interim Chief Executive Officer fully vested on November 4, 2020 upon his appointment to permanent CEO on that date. In addition, 160,000 RSUs, valued at approximately $0.6 million, were granted to the CEO upon his appointment on November 4, 2020, and vest ratably over three years. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. RSU grants are time-based, all of which generally vest from a one to three-year period.
Restricted stock activity during the nine months ended September 30, 2020 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2020	1,648,559	$3.86
Granted in 2020:
Officers and Directors	289,949	$5.17
Employees	12,455	$5.50
Vested	(712,654)	$2.72
Forfeitures	(407,217)	$4.31
Outstanding at September 30, 2020	831,092	$3.82
Warrants
The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements. There were no warrants issued during the nine months ended September 30, 2020 and as of September 30, 2020, a cumulative of 2,136,019 warrants remain outstanding.

Preferred Stock
During the nine months ended September 30, 2020, 175 shares of Series B Preferred Stock (“Series B”) were converted into 972,222 shares of Common Stock. As of September 30, 2020, 443 shares of Series B are outstanding.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

During the nine months ended September 30, 2020, 2,093,155 shares of Series A Preferred Stock (“Series A”) were converted on a one-for-one basis into shares of Common Stock. There are no remaining outstanding shares of Series A as of September 30, 2020.
Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic:
Net income (loss) attributable to common stockholders, basic	$9,383	$354	$15,515	$(14,609)
Weighted average common shares outstanding	101,031,317	89,649,922	99,377,748	81,612,112
Basic earnings (loss) per common share	$0.09	$—	$0.16	$(0.18)
Diluted:
Effect of dilutive securities:
Net income (loss) attributable to common stockholders, diluted	$9,383	$354	$15,515	$(14,609)
Weighted average common shares outstanding	101,031,317	89,649,922	99,377,748	81,612,112
Effect of dilutive options and warrants	4,752,251	15,488,972	5,458,745	—
Dilutive weighted average common shares outstanding	105,783,568	105,138,894	104,836,493	81,612,112
Diluted earnings (loss) per common share	$0.09	$—	$0.15	$(0.18)
During the three months ended September 30, 2020 and the nine months ended September 30, 2020, outstanding stock options, RSUs, warrants and preferred shares of 4,752,251 and 5,458,745, respectively, were included in the computation of diluted earnings per common share.
During the three months ended September 30, 2019, outstanding stock options, RSUs, warrants and preferred shares of 15,488,972 were included in the computation of diluted earnings per common share. During the nine months ended September 30, 2019, outstanding stock options, RSUs, warrants and preferred shares of 15,260,949 were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.
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

On January 13, 2020, by the Court of Appeals for the Federal Circuit denied BDSI’s petition for en banc rehearing of the dismissal of BDSI’s appeal relating to inter partes review proceedings on the ’167 patent. On June 11, 2020, BDSI filed a petition for certiorari seeking U.S. Supreme Court review of the Federal Circuit’s decision. On October 5, 2020, the U.S. Supreme Court denied the Company’s petition for certiorari.

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

The Court has scheduled a bench trial to commence on November 9, 2020 to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA. On October 6, 2020, the Court rescheduled the bench trial with Alvogen to commence on March 1, 2021.

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

The Court has scheduled a bench trial to commence on November 9, 2020 (jointly with Alvogen) to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA. On October 6, 2020, the Court rescheduled the bench trial with Chemo and Alvogen to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA to commence on March 1, 2021. The Court has scheduled a bench trial to commence on May 3, 2021 to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

On October 8, 2020, the Court entered an agreed-to order dismissing the plaintiffs’ claims for violation of the Delaware General Corporation Law. On October 13, 2020, plaintiffs filed an amended complaint, asserting individual, class and derivative claims for breach of fiduciary duties against our directors. On October 26, 2020, the Company and our directors filed a motion to dismiss the amended complaint. The Company intends to continue to defend against the litigation vigorously.

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
BELBUCA
BELBUCA® (buprenorphine buccal film), CIII is a buccal film that contains the Schedule III opioid buprenorphine, which was approved by the FDA in October 2015 for use in patients with pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative options are inadequate. BELBUCA is differentiated from other opioids and has the potential to address some of the most critical issues facing healthcare providers treating chronic pain with prescription opioids – abuse, misuse, addiction, and the risk of overdose. Compared to currently marketed products and products under development, we believe that BELBUCA is differentiated based on the following features:
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
We believe that there are long-term growth opportunities for BELBUCA, and we focus our commercial efforts primarily on BELBUCA. Our sales force is focused on current BELBUCA prescribers, chronic pain management specialists, and clinicians we believe have the greatest opportunity to be adopters of BELBUCA. As of October 2020, BELBUCA had formulary coverage for more than 94% of commercial lives.
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
The risks to our company associated with Symproic include: (i) unexpected product safety issues; (ii) inability to continue to supply product in adequate quantities to meet the commercial demand; (iii) inability to manufacture adequate supplies for commercial use; (iv) failure of our sales force to effectively sell the product, (v) inadequate reimbursement, and (vi) a possible decrease in the OIC market.
BUNAVAIL
In June 2014, BUNAVAIL® (buprenorphine and naloxone buccal film) was approved by the FDA for the maintenance treatment of opioid dependence as part of a complete treatment plan to include counseling and psychosocial support. BUNAVAIL contains the partial opioid agonist buprenorphine, which binds to the same receptors as opiate drugs but has a higher affinity, and naloxone, an opioid antagonist, and an abuse deterrent. The Company discontinued all marketing of BUNAVAIL in August 2020.
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
Results of Operations
Comparison of the three months ended September 30, 2020 and 2019
Product Sales. We recognized $38.8 million and $29.6 million in product sales during the three months ended September 30, 2020 and 2019, respectively. The increase in 2020 is principally due to BELBUCA and Symproic product sales which have been driven by increased paid prescriptions from the utilization of managed care wins, along with growth in the Medicare channel, and offset by lower BUNAVAIL product sales resulting from our discontinuation of marketing activities. While BELBUCA gross to net deductions did increase in the third quarter as anticipated, based primarily on typical increases seen for coverage gap along with increased Medicaid costs, those increases were favorably impacted by updates to our channel estimates reflected in the third quarter of 2020. BUNAVAIL net revenue in the quarter reflects the release of a portion of the returns reserves taken at the time discontinuation was announced.
Product Royalty Revenues. We recognized $0.7 million in product royalty revenue during each of the three months ended September 30, 2020 and 2019, respectively, related to PAINKYL royalty revenue under our license agreement with TTY.
Cost of Sales. We incurred $5.4 million in cost of sales during each of the three months ended September 30, 2020 and 2019, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC IV, LLC (“CDC”).
Selling, General and Administrative Expenses. During the three months ended September 30, 2020 and 2019, selling, general and administrative expenses totaled $22.5 million and $23.4 million, respectively. Selling, general and administrative costs include all costs not related to the manufacturing of product. The decrease in selling, general and administrative expenses during the three months ended September 30, 2020 as compared to the same period in the prior year is primarily due to lower spend associated with cost management measures that have been put in place in response to Covid-19, particularly over select marketing programs. In addition, we have continued to see a reduction in travel expenses due to elimination of live presence at conferences and restrictions in visiting doctor's offices.
Interest expense, net . During the three months ended September 30, 2020, we had net interest expense of $2.0 million, which consisted of $1.9 million of scheduled interest payments, and $0.1 million of amortization of discount and loan costs.
During the three months ended September 30, 2019, we had net interest expense of $1.2 million, which includes interest expense of $1.5 million and $0.06 million of amortization of discount and loan costs. During the three months ended September 30, 2019, we also had interest income of $0.3 million.
Comparison of the nine months ended September 30, 2020 and 2019
Product Sales. We recognized $112.9 million and $77.4 million in product sales during the nine months ended September 30, 2020 and 2019, respectively. The increase in 2020 is principally due to increased BELBUCA and Symproic product sales from higher patient utilization, the impact of managed care wins, the impact of our price increase on January 1, 2020, and the full period impact of Symproic, partially offset by lower BUNAVAIL product sales.

Product Royalty Revenues. During the nine months ended September 30, 2020 and 2019, we recognized $1.4 million and $2.2 million in PAINKYL and BREAKYL product royalty revenue under our license agreements with TTY and Mylan, respectively. Product royalty revenue related to PAINKYL and BREAKYL is primarily via government demand in the Ex-U.S. countries where the products are sold by TTY and Mylan, respectively.

Contract Revenues. We recognized $0.2 million in contract revenues during the nine months ended September 30, 2019 related to our license agreements TTY. There were no such contract revenues during the same period of 2020.
Cost of Sales. We incurred $16.4 million and $14.3 million in cost of sales during the nine months ended September 30, 2020 and 2019, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC. Cost of sales for the nine months ended September 30, 2020 includes a $0.3 million one-time depreciation charge due to BUNAVAIL equipment write-off.
Selling, General and Administrative Expenses. During the nine months ended September 30, 2020 and 2019, selling, general and administrative expenses totaled $77.4 million and $62.3 million, respectively. Selling, general and administrative costs include all other costs not connected to the manufacturing of product. The increase in selling, general and administrative expenses during the nine months ended September 30, 2020 is due primarily to increased marketing efforts during the first quarter 2020, higher legal costs, and severance costs associated with the termination of the former CEO. These increased costs have been partially offset by cost management measures that were put in place during the second quarter of 2020 in response to the pandemic, such as reductions in select marketing programs as well as a significant reduction in travel expenses resulting from the various "stay at home" orders across the country.
Interest expense, net. During the nine months ended September 30, 2020, we had net interest expense of $5.0 million, which includes interest expense of $5.0 million and $0.2 million of amortization of discount and loan costs. During the nine months ended September 30, 2020, we also had interest income of $0.2 million.
During the nine months ended September 30, 2019, we had net interest expense of $17.7 million, consisting of $11.9 million of one-time costs associated with the refinancing of our term loan in May 2019, $5.3 million of scheduled interest payments relating to both loans, $0.1 million of related amortization of discount and loan costs for both the old and new debt arrangements, and $0.4 million of warrant interest expense associated with the former CRG loan. During the nine months ended September 30, 2019, we also had interest income of $0.6 million.
The one-time expenses related to the payoff of the CRG loan in May 2019 consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs.

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
In addition, a recurrence or "second wave" of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers and contract manufacturers or contract research organizations operate. If we or any of the third parties with whom we engage experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.
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
EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of EBITDA rather than net income/(loss), which is the nearest GAAP equivalent. Some of these limitations are:
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
•We exclude amortization of intangible assets from non-GAAP net income/(loss) due to the non-cash nature of this expense and although it has been and will continue to be for the foreseeable future a recurring expense for our business, these expenses do not affect our cash position; and
•We exclude the financial impact of debt refinancing, the CEO termination costs and the BUNAVAIL equipment write-off, because they are each non-recurring in nature.
Reconciliations of non-GAAP metrics to most directly comparable U.S. GAAP financial measures:
The following tables reconcile net income/(loss)earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of GAAP net income/(loss) to EBITDA (non-GAAP)	2020	2019	2020	2019
GAAP net income/(loss)	$9,383	$354	$15,515	$(14,609)
Add back/(subtract):
Income tax provision	211	4	19	4
Net interest expense	2,012	1,237	4,991	17,727
Depreciation and amortization	1,754	1,904	5,715	5,259
EBITDA	$13,360	$3,499	$26,240	$8,381
Reconciliation of GAAP net income/(loss) to Non-GAAP net income/(loss)
GAAP net income/(loss)	$9,383	$354	$15,515	$(14,609)
Non-GAAP adjustments:
Stock-based compensation expense	1,473	1,267	4,424	3,978
Amortization of intangible assets	1,734	1,898	5,248	5,084
Amortization of warrant discount	—	—	—	448
Non-recurring financial impact of debt refinance	—	—	—	11,866
Non-recurring financial impact of CEO transition	67	—	5,078	—
Non-recurring financial impact of BUNAVAIL discontinuation	—	—	295	—
Non-GAAP net income/(loss)	$12,657	$3,519	$30,560	$6,767

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
At September 30, 2020, we had cash and cash equivalents of approximately $100.2 million. We generated $14.0 million of cash in operations during the nine months ended September 30, 2020 . We believe that we have sufficient cash to manage the business as currently planned.
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
Contractual Obligations and Commercial Commitments
Our contractual obligations as of September 30, 2020 are as follows in thousands:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$681	$368	$313	$—	$—
Secured loan facility	80,000	—	36,923	43,077	—
Interest on secured loan facility	25,049	7,706	13,186	4,157	—
Minimum royalty expenses*	10,125	1,500	3,000	3,000	2,625
Purchase obligations**	958	804	154	—	—
Total contractual cash obligations	$116,813	$10,378	$53,576	$50,234	$2,625
*    Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales. The minimum payment is $0.4 million per quarter or $1.5 million per year until patent expiry on July 23, 2027.
**    Purchase obligations represent an agreement for the supply of active pharmaceutical ingredient for use in production.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements.
Effects of Inflation
We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.
Critical Accounting Policies
For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2019.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our cash includes all highly liquid investments with an original maturity of three months or less. Because of the short-term maturities of our cash, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash on deposit with financial institutions in the U.S. The Federal Deposit Insurance Corporation covers $0.25 million for substantially all depository accounts. As of September 30, 2020, we had approximately $100.3 million, which exceeded these insured limits.
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
Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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

In addition, a recurrence or "second wave" of COVID-19 cases could cause other widespread or more sever impacts depending on where infection rates are highest. The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers and contract manufacturers or contract research organizations operate. If we or any of the third parties with whom we engage experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On November 4, 2020, the Board of Directors authorized the repurchase of up to $25 million of the Company's shares of Common Stock. The timing and amount of any shares purchased on the open market will be determined based on the Company's evaluation of market conditions, share price and other factors. The Company plans to utilize existing cash on hand to fund the share repurchase program.
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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: November 5, 2020	By:	/s/ Jeffrey Bailey
Jeffrey Bailey
Director and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1