Form 10-K
period 2020-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2021-03-11
CIK 1103021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $394,331,941 based on the closing sale price of the company’s common stock on such date of $4.36 per share, as reported by the NASDAQ Global Select Market.
As of March 9, 2021, there were 101,582,398 shares of company common stock issued and 100,861,848 shares of company common stock outstanding.

BioDelivery Sciences International, Inc.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2020
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

From time to time, we may use our website, our Facebook page at Facebook.com/BioDeliverySI, our Twitter at @BioDeliverySI, and on our LinkedIn account at linkedin.com/company/biodeliverysciencesinternational/ to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.bdsi.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Annual Report.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Report. The principal risks and uncertainties affecting our business include the following:
•We have incurred significant losses since inception and as such, you cannot rely upon our historical operating performance to make an investment decision regarding our company.
•If our competitors are successful in obtaining approval for Abbreviated New Drug Applications for products that have the same active ingredients as BELBUCA or Symproic, sales of BELBUCA or Symproic may be adversely affected.
•We may need to raise substantial additional funding to fund our operations or other strategic initiatives. If we fail to obtain additional financing, we may be unable to continue to spend on commercialization activities (including those relating to BELBUCA and Symproic) or complete the commercialization of other product candidates.
•Our long-term capital requirements are subject to numerous risks.
•Our term loan agreement with Pharmakon contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect under our loan agreement if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.
•Our failure to obtain government approvals or to comply with ongoing governmental regulations relating to our technologies could delay or limit introduction of any proposed formulations and products and result in failure to achieve revenues or maintain our ongoing business.
•If users of our products are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve material revenues.
•Our business involves environmental risks related to handling regulated substances which could severely affect our ability to develop our drug delivery technology.
•Government and other efforts to reform the healthcare industry could have adverse effects on our company, including the inability of users of our current and future approved products to obtain adequate reimbursement from third-party payers, which could lead to diminished market acceptance of, and revenues from, such products.
•Our business is subject to increasingly complex corporate governance, public disclosure, and accounting requirements and regulations that could adversely affect our business and financial results and condition.
•Our stock price is subject to market factors and market volatility, both generally and with respect to our industry and our company specifically. As such, there is a risk that your investment in our common stock could fluctuate in value.
•Our Series B Non-Voting Convertible Preferred Stock ranks senior to our common stock in the event of a bankruptcy, liquidation or winding up of our assets.
•Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market for our common stock.

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
•the potential impact of the COVID-19 pandemic on our business and future operating results; and
•competition existing today or that will likely arise in the future.
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

PART I
ITEM 1.    Description of Business
Overview
BioDelivery Sciences International, Inc. (NASDAQ: BDSI) is a rapidly growing specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions. We have built a portfolio of products that includes utilizing our novel and proprietary BioErodible MucoAdhesive, or BEMA, drug-delivery technology to develop and commercialize new applications of proven therapies aimed at addressing important unmet medical needs. At our core is a shared passion to make every day a little bit easier for patients and help improve the lives of people living with serious and debilitating chronic conditions so they can experience life to the fullest. We commercialize in the U.S. using our own sales force while working in partnership with third parties to commercialize our products outside the U.S. We have made it a point to deeply understand the patients’ journeys and are driven by recognizing the full impact of their conditions so we can deliver life-improving solutions. Our marketed products address serious and debilitating conditions, including chronic pain, opioid dependence and opioid-induced constipation.
Our Strategy
Our strategy is evolving with the establishment of our commercial footprint. We seek to continue to build a well-balanced, diversified, high-growth specialty pharmaceutical company focused on delivering innovative therapies for individuals living with serious and debilitating chronic conditions. Through our industry-leading commercialization infrastructure, we are executing the commercialization of our existing products. As part of our corporate growth strategy, we have licensed, and will continue to explore opportunities to acquire or license, additional products that meet the needs of patients living with debilitating chronic conditions. As we gain access to these drugs and technologies, we will employ our commercialization experience to bring them to the marketplace. With a strong commitment to patient access and a focused business-development approach for transformative acquisitions or licensing opportunities, we will leverage our experience and apply it to developing new partnerships that enable us to commercialize novel products that can change the lives of people suffering from debilitating chronic conditions.
Our commercial strategy for BELBUCA is to further drive continued adoption in the large long-acting opioid (LAO) market based on its unique profile coupled with growing physician interest, policy tailwinds, and expanding payer access. We aim to leverage the specialized commercial infrastructure we established for BELBUCA as a vehicle to enable commercial growth in Symproic, which we view as a complementary asset.
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
Treatment Landscape for Chronic Pain
The pain market is well established, with many pharmaceutical companies marketing various formulations of existing molecules, as well as generic versions of older, non-patent protected products. In 2020, according to data from Symphony Health, the market for long-acting opioids in the U.S. totaled approximately $3 billion in annual sales with almost 12 million prescriptions dispensed. However, prescription volume of long-acting opioids declined more than 11% in 2020 compared to 2019 amidst continuing efforts to curb misuse, abuse and over use of opioids in order to address the current opioid crisis.
A number of products are competitors to BELBUCA, including BuTrans from Purdue Pharma L.P., or Purdue, a transdermal formulation of buprenorphine which also has a generic equivalent available. Other competitors are U.S. Drug Enforcement Agency, ("DEA") Schedule II opioids. Approximately 73% of the prescriptions for long-acting opioids are dispensed as a generic product.

In addition to product competition, there are other factors that have impacted the market for pain products in general. Opioids continue to garner increased scrutiny based on the widespread problem of prescription drug abuse and addiction. The FDA and other government agencies have taken an increasing number of actions to address the problem of opioid abuse and addiction.
•In July 2012, the Federal Drug Administration, ("FDA"), approved a class-wide Risk Evaluation and Mitigation Strategy, or REMS, program for the extended release and long-acting opioids. The class-wide REMS program consists of a REMS-compliant educational program offered by an accredited provider of continuing medical education, patient counseling materials and a medication guide. BELBUCA falls within the existing class-wide REMS program.
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
•In March 2016, the U.S. Department of Health and Human Services, ("HHS’"), Centers for Disease Control and Prevention, or the CDC, issued guidelines for prescribing opioids for chronic pain. CDC developed and published the CDC Guideline for Prescribing Opioids for Chronic Pain to provide recommendations for the prescribing of opioid pain medication for patients 18 and older in primary care settings. Recommendations focus on the use of opioids in treating chronic pain. The guidelines advocate use of non-pharmacologic therapy and non-opioid pharmacologic therapy as first line therapy for chronic pain. When starting opioid therapy for chronic pain, clinicians are advised to prescribe immediate-release opioids instead of extended-release/long-acting, or ER/LA, opioids and to prescribe the lowest effective dosage. Clinicians were directed to reassess patient’s medication needs when considering doses of 50 morphine milligram equivalents, or MME or greater and should avoid increasing total daily doses to 90 MME or greater. A sharp reduction in prescriptions among primary care physicians and an increase among pain specialists are evidence of the shift in prescribing and in the dynamics of pain treatment.
•In June 2017, the FDA requested that Endo Pharmaceuticals, Inc. remove Opana ER (oxymorphone), from the market based on concerns that the benefits of the drug may no longer outweigh its risks. This was the first time the agency took steps to remove a currently marketed opioid pain medication from sale due to the public health consequences of abuse. The FDA’s decision was based on a review of all available post-marketing data, which demonstrated a significant shift in the route of abuse of Opana ER from nasal to injection following the product’s reformulation.
•In September 2017, the CDC removed the MME conversion factors for buprenorphine from its online oral MME data file. And, in 2018, it included a statement in the MME data file noting “Buprenorphine doses are not expected to be associated with overdose risk in the same dose-dependent manner as doses for full agonist opioids.”
•In May 2019, the Health and Human Services Pain Management Best Practices Inter-Agency Task Force issued their Final Report on Pain Management Best Practices: Updates, Gaps, Inconsistencies, and Recommendations. The report identified that one of the barriers in pain management best practices “includes lack of coverage and reimbursement for buprenorphine as well as the lack of education and training on the proper usage of buprenorphine. There has been a lack of access to buprenorphine treatment for chronic pain.” The report then makes recommendations that third-party payers should provide coverage and reimbursement for buprenorphine treatment approaches. The report also encouraged the primary use of buprenorphine when opioids are appropriate for chronic pain. In October 2019, the HHS issued a guide for clinicians on how to appropriately reduce the dose for patients on long-term opioids. Within this guidance, it was noted that if patients on high opioid dosages are unable to taper despite worsening pain and/or function with opioids, clinicians should consider transitioning the patient to buprenorphine. The guide also noted that in addition to treating pain, buprenorphine has other properties that may be helpful, including less opioid-induced hyperalgesia and easier withdrawal than full mu-agonist opioids, and less respiratory depression than other long-acting opioids.
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
In 2010, Relistor injectable was approved by the FDA as the first peripherally acting mu-opioid receptor antagonist, or PAMORA, for the treatment of OIC in adults with chronic non-cancer pain. The PAMORA mechanism of action targets the underlying cause of OIC, selectively blocking opioid actions at peripheral μ-opioid receptors, including those in the enteric nervous system, without affecting analgesia in the central nervous system ("CNS"). In 2014, Movantik was the first oral PAMORA approved for the treatment of OIC, with the oral formulation of Relistor approved in mid-2016. In March 2017, Symproic was the third PAMORA approved for the treatment of OIC in adults with chronic non-cancer pain.
In addition to the PAMORA agents, Amitiza is also approved for the treatment of OIC in adults with chronic non-cancer pain. Amitiza is a chloride channel 2 activator in the gut, which increases intestinal fluid secretion and enhances transit through the gut without altering sodium and potassium serum concentrations.
In October 2018, the American Gastroenterological Association, or AGA, issued guidelines for the medical management of OIC to help reduce practice variation and promote high quality and high-value care for patients suffering from OIC. For patients in whom traditional laxative therapy results in sub-optimal symptom control, the AGA recommends the use of PAMORAs. Of the PAMORAs, Symproic is the only OIC therapy with a strong recommendation and high quality of evidence from the AGA. Due to insufficient evidence, the AGA did not issue a recommendation regarding the use of Amitiza in OIC.
In 2020, according to data from Symphony Health, the PAMORA market totaled $338 million in annual sales. There were over 577,000 PAMORA prescriptions dispensed, a decrease of 6% from 2019, driven by the decline in opioid prescribing.
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
Opioid Dependence
Opioid dependence is a medical diagnosis that is characterized by the inability of an individual to stop using opioids, either prescription opioids such as morphine, hydrocodone and oxycodone, or illicit opioids such as heroin, even when it is in the best interest of the individual to do so. Opioid dependence is a complex medical condition that often requires long-term treatment and care. The treatment of opioid dependence is important to reduce both the associated health and social consequences and to improve the well-being and social functioning of people affected. According to the National Survey on Drug Use and Health, in 2019, 1.6 million people in the U.S. had an opioid use disorder.
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
We currently own the BEMA drug delivery technology.
Sales and Market Overview of our Products
The following table summarizes the status of our marketed products:

Product/Formulation	Indication	Development Status	Commercial Status
BELBUCA	Management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate	Approval: U.S. in October 2015; Canada in June 2017	BDSI markets in U.S.
Symproic	the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain	Approval: U.S. in March 2017	BDSI markets in U.S.; licensed from Shionogi in April 2019
ONSOLIS/BREAKYL /PAINKYL (U.S./E.U./Taiwan trade names, respectively)	Breakthrough cancer pain in opioid tolerant patients	Approval: U.S. in July 2009; Canada in May 2010; E.U. in October 2010 and Taiwan in July 2013	Not marketed in the U.S. Partnership with Mylan in all regions except North America, Taiwan and South Korea; partnership with TTY in Taiwan.
BUNAVAIL	Treatment of opioid dependence	Approval: U.S. in June 2014	Not currently marketed*
*We discontinued all marketing of BUNAVAIL in June 2020.
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
Since 2016, we have utilized our own sales force, which provides us with significantly more control over commercialization efforts and greater flexibility to accommodate future strategic options. We have left commercialization of our ONSOLIS product in ex-U.S. markets with partners. As of January 2021, BELBUCA and Symproic are supported by a field force of approximately 118 sales representatives, 13 regional sales managers and two area directors.
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
Additionally, we recently completed a Phase I randomized, double-blind, double-dummy, 6-period, placebo-controlled, crossover study to compare the effects of BELBUCA and oral oxycodone hydrochloride (a full μ-opioid receptor agonist) on respiratory drive, as measured by the ventilatory response to hypercapnia (VRH) in healthy recreational opioid users. The Phase I study demonstrated that:
•BELBUCA did not reduce respiratory drive at any dose (300, 600, or 900 mcg);
•oxycodone resulted in a significant dose-dependent decrease in respiratory drive;
•significant increases in tidal volume were observed for BELBUCA at all doses relative to oxycodone 60mg;
•pupil diameter appeared to decrease with both BELBUCA and oxycodone; however maximum decrease from predose was observed 2 hours after administration of oxycodone 60 mg;
•blood plasma levels were similar among all BELBUCA doses and both oxycodone doses; and
•single doses of BELBUCA and single oral doses of 30 mg and 60 mg of oxycodone were generally safe and well tolerated.
To conclude, this first study comparing the effects of BELBUCA vs. a CII full mu-opioid agonist on respiratory drive confirms the better respiratory safety of BELBUCA over oxycodone hydrochloride:
•BELBUCA exhibited no impact on respiratory drive at any dose relative to placebo; and
•oxycodone demonstrated a dose-dependent decrease in respiratory drive.

The results of this study support, validate, and provide clinically-meaningful data beyond previous studies showing buprenorphine's ceiling effect on respiratory drive.
The primary results were presented at the annual meeting of the American Academy of Pain Medicine (AAPM) in National Harbor, MD, February 26 to March 1, 2020; additionally, the secondary outcomes were presented at PAINWeek 2020. Beyond nine abstracts which were submitted, accepted and presented at scientific congresses in 2020, four manuscripts were published in 2020 in key scientific journals.
We believe that there are long-term growth opportunities for BELBUCA and we focus our commercial efforts primarily on BELBUCA.
Our sales force is focused on current BELBUCA prescribers and clinicians we believe have the greatest opportunity to be adopters of BELBUCA, such as high prescribers of long-acting opioids, BuTrans/buprenorphine transdermal and/or HCPs who prescribe short acting opioids around-the-clock for patients with chronic pain. In parallel, we are heavily focused on increasing market access for BELBUCA. As of January 2021, BELBUCA had formulary coverage for more than 90% of commercial lives. Approval rates within the commercial channel in 2020 were approximately 90%. BELBUCA also continued to have favorable approval rates of approximately 90% in Medicare Part D plans for the year.
In 2020, BELBUCA continued to have strong coverage with over 100 million lives having preferred access and around 250 million lives having access to BELBUCA across all channels . BELBUCA total prescriptions in 2020, according to Symphony Health, totaled over 431,000, an increase of 30% over 2019. BELBUCA's share of total buprenorphine prescriptions (products for the treatment of chronic pain only) for 2020 totaled 44% compared to 38% for the prior year, exiting 2020 with a 46% share in December 2020. In addition to a steady increase in BELBUCA prescription volume through 2020, there was also an increase in the use of higher doses of BELBUCA as healthcare providers continued to gain comfort titrating patients to higher optimal doses. In 2020, 47% of BELBUCA prescriptions were for doses of 450 mcg or greater, compared to 41% in 2019. Therefore, the weighted average price per prescription continued to increase in 2020.
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
Symproic is a strong complementary product to BELBUCA, as patients requiring a PAMORA are by definition taking an opioid. Therefore, our sales force remains focused on high prescribers of long-acting opioids, BuTrans/buprenorphine transdermal and/or HCPs who prescribe short-acting opioids around-the-clock for patients with chronic pain.
In 2020, we also focused on increasing market access for Symproic. As of January 2021, Symproic had formulary coverage for over 90% of commercial lives. Approval rates within the commercial channel remained favorable throughout 2020 at about 85% and Medicare approval rates were above 70%.
In 2020, Symproic had approximately 100 million lives across the country with preferred access. Symproic total prescriptions in 2020, according to Symphony Health, totaled over 71,000, an increase of 12% over 2019. Symproic share of PAMORA prescriptions in 2020 totaled 12.4% versus 10.4% for the prior year, exiting 2020 with a 13.4% share in December.

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
As noted above, in January 2017 with the reacquisition of BELBUCA, we transitioned our primary commercial emphasis from BUNAVAIL to BELBUCA; and with the licensing of Symproic in April 2019, our commercial efforts shifted to the continued growth of BELBUCA and Symproic. In March 2020, we announced that we the discontinuation of marketing for BUNAVAIL.
Additional Overview Information
From our inception through December 31, 2020, we have recorded accumulated losses totaling approximately $340.9 million. Our historical operating losses have resulted principally from our prior research and development activities, including clinical trial activities for our products, sales, and general and administrative expenses. Ultimately, if we secure additional approvals from the FDA and other regulatory bodies throughout the world for other products that we may acquire or in-license in the future, our goal will be to augment our current sources of revenue and, as applicable, with sales of such products or royalties from such sales, on which we may pay royalties or other fees to our licensors and/or third-party collaborators as applicable.
We intend to materially finance our commercialization and distribution efforts and our working capital needs primarily through:
•commercializing our approved products such as BELBUCA and Symproic;
•partnering with other pharmaceutical companies to assist in the distribution and commercialization of our products, for which we could expect to receive an upfront payment, milestones and/or royalty payments; and
•securing proceeds from public and private financings and other potential strategic transactions.
We have based our estimates of market size estimates, peak annual sales projections and similar matters described below and elsewhere in this Report on our market research, third party reports and publicly available information which we consider reliable. However, readers are advised our projected sales and similar metrics regarding BELBUCA and Symproic are merely estimates and subject to many factors, many of which may be beyond our control, which will likely cause us to revise such estimates. Readers are also advised that our projected sales figures do not consider the royalties and other payments we will need to make to our licensors and strategic partners. Our estimates are based upon our management’s reasonable judgments given the information available and their previous experiences, although such estimates may not prove to be accurate.
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
•Sharp. Effective January 6, 2017, we assumed Endo’s agreement with Sharp which covers annual commitments for supply of packaged BELBUCA finished product through 2022.

•Tapemark. Effective January 6, 2017, we assumed Endo’s agreement with The Tapemark Company, or Tapemark, to convert the BELBUCA laminate (bulk product) into individual dosage units which were then transferred to Sharp for secondary packaging and supply of BELBUCA finished product. Tapemark continued to provide such services for BELBUCA through 1st quarter of 2018 as we transitioned the converting and primary packaging operations for BELBUCA over to an alternate packaging site in 2018. Tapemark is qualified to conduct converting, primary and finished goods packaging and release testing.
•Shionogi. Effective April 4, 2019, we entered into an agreement with Shionogi, Inc. pursuant to which Shionogi acts as a supplier of Symproic finished product. Our supply agreement with Shionogi runs until April 2021 and can be extended by written amendment up to two consecutive 6-month periods. In addition, we also entered into an agreement with UPM Pharmaceuticals (effective March 5, 2020 for a term of 5 years) and with Cardinal Health Packaging Solutions (effective July 28, 2020 for a term of 2 years with 1-year renewable periods) for purposes of utilizing their contract manufacturing and packaging services, respectively, for Symproic production.
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

We own various patents and patent applications relating to the BEMA technology. US Patent No. 6,159,498 (expiration date October 2016), US Patent No. 7,579,019 (expiration date January 22, 2020), US Patent No. 8,147,866 (expiration date July 23, 2027), US Patent 8,703,177 (expiration date August 20, 2032), US Patent 9,522,188 (expiration date April 24, 2035), US Patent 9,597,288 (expiration date July 23, 2027), US Patent 9,655,843 (expiration date July 23, 2027), US Patent 9,901,539 (expiration date December 21, 2032), Canadian Patent No. 2,658,585 (expiration date July 2027), EP2054031 (expiration date July 2027) and EP 0 973 497 (expiration date October 2017) are of particular value to our business and technology platform relating to the BEMA delivery technology. On February 16, 2010, we filed a complaint with the United States Federal District Court for the District of Columbia, requesting the USPTO be required to further extend the patent term for US 7,579,019 from 835 days to 1,191 days. In March 2011, we prevailed in this case, and the patent expiration date of US Patent No. 7,579,019 was extended from January 31, 2019 to January 22, 2020.
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
Medical Affairs Initiatives
Beginning in late 2018, we transitioned from a research and development-oriented organization into one that is more commercially focused. As such, we expanded our medical affairs capabilities and honed our efforts toward maximizing our products in the market, particularly with our lead asset, BELBUCA. While we continue to modify our capabilities to best educate and support the medical and scientific community, some enhancements include:
•strategically expanding our medical affairs department to include scientific communications, publications, and deeper medical expertise regarding clinical and Health Economic and Outcomes Research (HEOR) initiatives;
•developing robust medical affairs plans for BELBUCA and Symproic in order to define future clinical studies, publications, congress activities, and educational initiatives to deliver on the strategic imperatives in order to inform all stakeholders on the attributes of these products;
•proactively planning public policy initiatives and utilizing policy expertise in order to capitalize on federal and state tailwinds in chronic pain;
•continuing to progress post-marketing requirements (PMRs), for BELBUCA and Symproic; and
•providing regulatory, pharmacovigilance (PV), and drug safety support for BELBUCA, Symproic, and ONSOLIS.
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
The following is a summary of our medical affair initiatives for our current products at December 31, 2020:
BELBUCA (buprenorphine buccal film). Following the transfer of BELBUCA to us in January 2017, we led clinical and Medical Affairs support behind BELBUCA. We have assumed responsibility for the conduct of post approval commitments specified by FDA in the approval of BELBUCA, which include a thorough QT (TQT) study and a pediatric study. In September 2013, the FDA announced that it will require all companies holding NDAs for extended-release/long-acting, or ER/LA opioid analgesic drug products to conduct four post-marketing studies regarding risks associated with their long-term use and one clinical trial to estimate risk of hyperalgesia. The FDA replaced the original requirements with new post-marketing requirements in February 2016. The Opioid PMR Consortium was formed with representatives from each of the member companies providing an opportunity for one set of studies to be completed to satisfy the FDA requirements and distributing the associated costs across all member companies. Each member company pays an equal share of the program costs and new members are required to pay equal share of the costs to date upon program entry and of future costs going forward. We joined the Opioid PMR Consortium in October 2017 and our initial share of the program cost was paid in late 2017. To date, seven of eleven studies have been completed and the program is expected to continue into 2021 and beyond. In addition, during the past year, we have completed and fully-analyzed a Phase 1 study which compared the effects of therapeutic doses of BELBUCA and oxycodone hydrochloride on respiratory drive in response to hypercapnia.

SYMPROIC. We continue to advance an FDA PMR which is an observational study to access the risk of major adverse cardiovascular events (MACE) in naldemedine users.
BUNAVAIL. Activities in 2017 included work to support a label expansion of BUNAVAIL for the induction (conversion to buprenorphine) of opioid dependent subjects, performance of FDA post-marketing study requirements and improvements in commercial manufacturing. In May 2017, we announced that the FDA expanded the BUNAVAIL label to include induction of opioid dependent patients. We discontinued all marketing of BUNAVAIL in June 2020, however the NDA remains active.
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
Human Capital Resources
As of March 9, 2021, we have 176 full-time employees. Of which, 134 handle our outside sales and training, 7 are involved in our medical affairs, clinical development program and regulatory, 23 handle our administration, finance, legal, human resources, operations, quality and supply chain management, and 12 handle our marketing and market access. Advanced degrees and certifications of our staff include one M.D., three PharmDs, two CPAs, one chartered accountant, twenty MBAs, nine MSs, six MAs, three JDs, one MPA, one MEDU and three RNs. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors on a consulting basis or to support our administrative functions. We consider relations with all our employees to be in good standing. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward employees by granting equity-based compensation awards to increase shareholder value and the success of our company by motivating employees to perform to the best of their abilities and achieve our corporate objectives.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act), are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at https://ir.bdsi.com/financials-filings when such reports are available on the SEC website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.
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
From our inception in January 1997 and through December 31, 2019, we recorded significant losses. In the fiscal year ended December 31, 2020, we recorded net income of $25.7 million. Our accumulated deficit at December 31, 2020 was approximately $340.9 million. As of December 31, 2020, we had working capital of approximately $129.4 million. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to effectively market and sell our products, secure and maintain payer access and manufacture our products to meet demand. We may be unable to achieve any or all of these goals consistently and there is no guarantee that we will continue to generate revenue in the future.
We have generated licensing-related revenue for ONSOLIS outside the US, and we have generated revenue from the commercial sales of our approved products, BELBUCA, in addition to generating revenue from the commercial sales of Symproic. In the case of BELBUCA, our approval initially generated milestone revenue from our prior commercial partner Endo. However, in January 2017, we re-acquired the commercialization rights for BELBUCA and are utilizing our internal sales force to sell our product. In the case of Symproic, we acquired rights to the product in April 2019, and commenced the commercial launch of the product using our own sales force shortly thereafter. We have also historically generated revenue from the commercial sale of BUNAVAIL however, in June 2020, we subsequently discontinued marketing for BUNAVAIL and do not expect to generate revenue from sales of BUNAVAIL in the future. In the case of ONSOLIS, as of the date of this report, we do not have any plans to launch ONSOLIS in the U.S.
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
In the past, we have initiated litigation with generic competitors that have filed Paragraph IV Certifications challenging certain of our patents. While we have entered in to settlement agreements with certain competitors, we are still pursuing litigation to defend against Patent IV Certifications related to BELBUCA. For more information, see Note 14, “Commitments and Contingencies” to our consolidated financial statements included in Part IV of this Report on Form 10-K. We believe that we will continue to be subject to ANDA-related litigation, which is costly and distracting and has the potential to impair the long-term value of our products.
We may need to raise additional funding to fund certain strategic initiatives. Depending on the nature of those initiatives, if we fail to obtain additional financing, we may be unable to continue to pursue certain initiatives..
We expect to spend substantial amounts of our financial resources on our commercialization efforts going forward. Our business currently generates revenue from product sales, and such current sources of revenue may not be sufficient to meet potential capital requirements to support such strategic priorities. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are unavailable, we may be required to delay, reduce the scope of, or eliminate one or more potential strategic opportunities.
Our long-term capital requirements are subject to numerous risks.
Our long-term capital requirements are expected to depend on many factors, including, among others:
•costs of developing sales, marketing and distribution channels and our ability to sell our products
•costs involved in preparing, filing, prosecuting, maintaining and enforcing (through litigation or other means) our patents, trademarks and other intellectual property;
•costs involved in expanding manufacturing capabilities for commercial quantities of our products;
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
In June 2017, the FDA requested that Endo Pharmaceuticals, Inc. remove Opana ER (oxymorphone), from the market based on concerns that the benefits of the drug may no longer outweigh its risks. This was the first time the agency took steps to remove a currently marketed opioid pain medication from sale due to the public health consequences of abuse. The FDA’s decision was based on a review of all available post-marketing data, which demonstrated a significant shift in the route of abuse of Opana ER from nasal to injection following the product’s reformulation.
In September 2017, the CDC removed the MME conversion factors for buprenorphine from its online oral MME data file. And, in 2018, it included a statement in the MME data file noting “Buprenorphine doses are not expected to be associated with overdose risk in the same dose-dependent manner as doses for full agonist opioids.”
In May 2019, the Health and Human Services Pain Management Best Practices Inter-Agency Task Force issued their Final Report on Pain Management Best Practices: Updates, Gaps, Inconsistencies, and Recommendations. The report identified that one of the barriers in pain management best practices “includes lack of coverage and reimbursement for buprenorphine as well as the lack of education and training on the proper usage of buprenorphine. There has been a lack of access to buprenorphine treatment for chronic pain.” The report then makes recommendations that third-party payers should provide coverage and reimbursement for buprenorphine treatment approaches. The report also encouraged the primary use of buprenorphine when opioids are appropriate for chronic pain. In October 2019, the HHS issued a guide for clinicians on how to appropriately reduce the dose for patients on long-term opioids. Within this guidance, it was noted that if patients on high opioid dosages are unable to taper despite worsening pain and/or function with opioids, clinicians should consider transitioning the patient to buprenorphine. The guide also noted that in addition to treating pain, buprenorphine has other properties that may be helpful, including less opioid-induced hyperalgesia and easier withdrawal than full mu-agonist opioids, and less respiratory depression than other long-acting opioids.
In addition, at least 49 U.S. states and many cities and counties have filed civil suits or instituted other proceedings against opioid manufacturers and wholesalers of opioid drugs seeking damages under various claims for contributing to the opioid crisis. Such litigations could further damage the market for opioid products like BELBUCA. To the extent our company is named in such lawsuits, we could be required to participate in the settlement of such litigations or the payment of damages, which could divert our management’s attention from our business, deplete our financial resources, and damage our reputation.
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
As such, in 2019, the Centers for Medicare and Medicaid Services adopted a soft edit of 90 MME per day for patients, aligning with the 2016 CDC Guideline recommendation. A medication soft edit can be used to alert the pharmacist to a potential safety risk for the patient, but can often be overridden after consulting with the prescriber.
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
We have been and expect to be significantly dependent on our collaboration agreements for the manufacturing of our products, which expose us to the risk of reliance on the performance of third parties.
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
Our business strategy involves growth and expansion as we continue our evolution as a fully integrated specialty pharmaceutical company. As we in-license or acquire additional product candidates, we will likely have to expand existing operations to increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our products and assist patients in obtaining reimbursement for the use of our products. We may also need to grow to support our commercial activities for BELBUCA and Symproic. This growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.
We are exposed to product liability and, non-clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.
Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. It is possible that such claims could be asserted against us at some point. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.
We currently have a general liability/product liability policy which includes coverage for our commercially marketed products. Annual aggregate limits include $2 million for general liability, with $1 million for each occurrence, with umbrella liability in the amount of an additional $5 million aggregate and $5 million per occurrence; product liability is $10 million for aggregate and $10 million per occurrence. It is possible that this coverage will be insufficient to protect us from future claims. Under our agreements, our partners are required to carry comprehensive general product liability and tort liability insurance, each in amounts not less than $2 million per incident and $2 million annual aggregate and to name us as an additional insured thereon. However, we or our commercial partners may be unable to obtain or maintain adequate product liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements, or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient assets to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us or our partners could have a material adverse effect on our business, financial condition and results of operations.
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
•cease selling, making, importing, incorporating or using one or more or all of our technologies and/or formulations or products that incorporate the challenged intellectual property, which would adversely affect our revenue;
•obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or
•redesign our formulations or products, which would be costly and time-consuming.
With respect to our BEMA delivery technology, the thin film drug delivery technology space is highly competitive. There is a risk that a court of law in the U.S. or elsewhere could determine that one or more of our BEMA based products conflicts with or covered by external patents. This risk presently exists in our litigation with Aquestive Therapeutics, Inc. (formerly known as MonoSol Rx LLC, or Aquestive) relating to our BELBUCA product which was filed in January 2017. If the courts in these cases were to rule against us and our partner in these cases, we could be forced to license technology from Aquestive or be prevented from marketing BELBUCA, or otherwise incur liability for damages, which could have a material adverse effect on our ability for us or our partners to market and sell BELBUCA.
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
We rely on certain materials used in our development and third-party manufacturing processes, most of which are procured from five contract manufacturers and three active pharmaceutical ingredient (“API”) suppliers for BELBUCA and Symproic. We purchase our pharmaceutical ingredients pursuant to long-term supply agreements with a limited number of suppliers. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development or commercialization process and thereby adversely affect our operating results. In addition, a disruption in the commercial supply of or a significant increase in the cost of the API from any of these sources could have a material adverse effect on our BELBUCA and Symproic business, which would affect our financial position and results of operations.
In 2020, we utilized only one contract manufacturer to create the BELBUCA and BUNAVAIL laminates and an additional two contract manufacturer to package the laminates into final product. We utilize only one contract manufacturer to create the Symproic tablets and only one contract manufacturer to package the tablets into final product. We have made significant progress during 2020 in developing additional secondary suppliers for all products. Although we have long term supply agreements with these vendors, any problems or regulatory issues at any of these vendors could create significant BELBUCA and Symproic supply delays. The reliance on a sole or limited number of suppliers could result in:
•delays associated with development and non-clinical and clinical trials due to an inability to timely obtain a     single or limited source component;
•inability to timely obtain sufficient quantities of API and an adequate supply of required components; and
•reduced control over pricing, quality and timely delivery.
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

We have entered into agreements with commercial partners to engage in marketing and distribution efforts around our products. We may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.
We may be unable to continue to engage qualified distributors. Even if engaged, these distributors may:
•fail to satisfy financial or contractual obligations to us;
•fail to adequately market our formulations or products;
•cease operations with little or no notice to us; or
•offer, design, manufacture or promote competing formulations or products.
If we fail to develop sales, managed care, marketing and distribution channels, we would experience delays in generating sales and incur increased costs, which would harm our expected financial results.
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
The COVID-19 pandemic has adversely impacted our operations, including our efforts to market BELBUCA and Symproic. Any decrease in sales or interruption in supply of any of our products could increase our operating expenses and have a material adverse effect on our business and financial results.
In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all home-office employees to work remotely. We have suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business, although to date that has not been the case. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.
The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, including vaccination programs, particularly in the geographies where we or our third party suppliers and contract manufacturers or contract research organizations operate. If we or any of the third parties with whom we engage experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.
Risks Related to Regulation
Our failure to obtain government approvals or to comply with ongoing governmental regulations relating to our technologies could delay or limit introduction of any proposed formulations and products and result in failure to achieve revenues or maintain our ongoing business.
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
The ability of our company to commercialize BELBUCA and Symproic, or any partners with which we have a licensing arrangement to sell ONSOLIS, will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Consumers and third-party payers are increasingly challenging the prices charged for drugs and medical services. Also, the trend toward managed healthcare in the U.S., which could control or significantly influence the purchase of healthcare services and drugs, as well as legislative proposals to reform healthcare or reduce government insurance programs, may all result in lower prices for or rejection of our drugs.
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
Furthermore, we cannot predict what actions the Biden administration will implement in connection with the Affordable Care Act. However, it is possible that such initiatives could have an adverse effect on our ability to successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.
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
It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.
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
Risks Related to Our Common Stock and Non-Voting Convertible Preferred Stock
Our stock price is subject to market factors and market volatility, both generally and with respect to our industry and our company specifically. As such, there is a risk that your investment in our common stock could fluctuate in value
The overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. In particular, the market prices of securities of biotechnology and pharmaceutical companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations (as well as market reactions to particular developments with our company) have and could continue to result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock. These fluctuations, as well as general economic and market conditions, may have a material and/or adverse effect on the market price of our common stock.
Our Series B Non-Voting Convertible Preferred Stock ranks senior to our common stock in the event of a bankruptcy, liquidation or winding up of our assets.
As of the date of this Report, we have 5,000 issued and 443 outstanding shares of Series B Non-Voting Convertible Preferred Stock, or “Series B”, which is convertible into 2,461,113 shares of our common stock. We issued the Series B in connection with our $50 million registered direct offering which closed on May 22, 2018. In the event of our bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our Series B, in preference to the holders of our common stock. We also have 2,285,700 shares of preferred stock remaining as undesignated shares of preferred stock.
Additional authorized shares of our common stock and preferred stock available for issuance may adversely affect the market for our common stock.
As of March 9, 2021, there are 101,582,398 shares of common stock issued and 100,861,848 shares of common stock outstanding.
On July 23, 2020, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock, par value $0.001, of our common stock from 175,000,000 to 225,000,000 shares. This increase in our authorized shares of common stock provides us with the flexibility to issue more shares in the future, which might cause dilution to our stockholders. In addition, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of outstanding options or warrants. To the extent such options (including options under our stock incentive plan) or warrants are exercised, the holders of our common stock may experience further dilution.
Additionally, we have an effective shelf registration which registered up to $125 million of our securities for potential future issuance. To the extent we issue such shares of stock under this registration statement, the current holders of our common stock may experience further dilution.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Description of Property.
Our corporate headquarters is located in Raleigh, North Carolina. We moved into our current headquarters in February 2015. The lease for this office, which commenced November 14, 2014 for 89 months, is approximately 12,000 square feet of space and has remaining base rent of $0.6 million payable through July 2022. Rent is payable in monthly installments and is subject to yearly price increases and increases for our share of common area maintenance costs. The landlord for this space is HRLP Raleigh, L.P. We believe this space is adequate as our principal executive office location.
Item 3.    Legal Proceedings.
Refer to Note 14, "Commitments and Contingencies" to our consolidated financial statements included in Part IV of this Report on Form 10-K, which is incorporated into this item by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Beginning November 1, 2019, our common stock is listed for quotation on the NASDAQ Global Select Market under the symbol “BDSI”. Prior to November, our common stock was listed on the NASDAQ Capital Market.
As of March 9, 2021, we had approximately 110 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.
Performance Graph
The following graph shows a comparison of the five-year total cumulative returns of an investment of $100 in cash on December 31, 2015 in (i) our common stock (ii) the Nasdaq Composite Index (iii) the Nasdaq Global Select Index (iv) the Nasdaq Biotechnology Index and (v) the NYSE Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).
This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”). Comparison of cumulative total return on investment since December 31, 2015:

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dec-2015
Dec-2016
Dec-2017
Dec-2018
Dec-2019
Dec-2020
BioDelivery Sciences Int'l, Inc. (BDSI)
Nasdaq Composite (IXIC)
Nasdaq Global Select (NQGS)
Nasdaq Biotechnology (NBI)
NYSE Pharmaceutical (DRG)

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
BioDelivery Sciences Int’l, Inc.	$100.00	$36.53	$61.59	$77.24	$131.94	$87.68
Nasdaq Composite (U.S. Companies)	100.00	107.50	137.86	132.51	179.19	257.38
Nasdaq Global Select	100.00	107.59	138.18	133.10	180.49	258.17
Nasdaq Biotechnology	100.00	78.32	94.81	85.97	106.95	134.42
NYSE Pharmaceutical	100.00	88.94	100.65	105.05	120.72	127.34

Unregistered Sales of Equity Securities and Use of Proceeds
None

Issuer Purchases of Equity Securities
On November 4, 2020, our Board of Directors authorized the repurchase of up to $25 million of our Company's shares of Common Stock. The timing and amount of any shares purchased on the open market is determined based on our evaluation of market conditions, share price and other factors. We have utilized and plan to utilize existing cash on hand to fund the share repurchase program.
During the quarter ended December 31, 2020, a cumulative total of 47,503 shares, priced at $4.28 for a value of $0.2 million were repurchased and recorded as Treasury Stock in the 2020 consolidated balance sheet.
Item 6.    Selected Financial Data.
The statements of operations data and statements of cash flows data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The statements of operations data and statements of cash flows data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes beginning on page F-1 and other financial information included in this Report.

	2020	2019	2018	2017	2016
Statements of Operations Data:
Total revenue (1)	$156,471	$111,389	$55,640	$61,985	$15,546
Operating income (loss)	32,979	3,736	(23,648)	(29,420)	(63,935)
Net income (loss) (2) (3)	25,711	(15,305)	(46,367)	5,285	(67,138)
Diluted net income (loss) per share	0.24	(0.18)	(0.73)	0.09	(1.25)
Balance Sheet Data:
Cash, short-term and long-term investments	$111,584	$63,888	$43,822	$21,195	$32,019
Total assets (4)	239,894	182,905	108,533	88,101	51,720
Long-term liabilities	78,665	59,148	57,252	53,075	50,097
Accumulated deficit	(340,882)	(366,593)	(351,288)	(305,056)	(310,341)
Total stockholders’ equity (deficit)	108,234	69,764	29,742	8,877	(17,665)
Statements of Cash Flows Data:
Net cash flows from operating activities	$24,981	$11,072	$(24,113)	$(32,451)	$(53,982)
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
(4)Total assets for the year ended December 31, 2020 includes the value of the BELBUCA license and distribution rights intangible asset, net, totaling $27.0 million and the value of the Symproic license and distribution rights intangible asset, net, totaling $26.4 million.
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
Our Strategy
Our strategy is evolving with the establishment of our commercial footprint. We seek to continue to build a well-balanced, diversified, high-growth specialty pharmaceutical company focused on delivering innovative therapies for individuals living with serious and debilitating chronic conditions. Through our industry-leading commercialization infrastructure, we are executing the commercialization of our existing products. As part of our corporate growth strategy, we have licensed, and will continue to explore opportunities to acquire or license, additional products that meet the needs of patients living with debilitating chronic conditions. As we gain access to these drugs and technologies, we will employ our commercialization experience to bring them to the marketplace. With a strong commitment to patient access and a focused business-development approach for transformative acquisitions or licensing opportunities, we will leverage our experience and apply it to developing new partnerships that enable us to commercialize novel products that can change the lives of people suffering from debilitating chronic conditions.
Our commercial strategy for BELBUCA is to further drive continued adoption in the large long-acting opioid market based on its unique profile coupled with growing physician interest, policy tailwinds, and expanding payer access. We aim to leverage the specialized commercial infrastructure we established for BELBUCA as a vehicle to enable commercial growth in Symproic, which we view as a complementary asset.
Recent Highlights
•On September 11, 2020, we announced the presentation of five scientific posters highlighting data regarding BELBUCA at the 14th Annual PAINWeek 2020 National Conference on Pain Management which took place virtually September 11-13, 2020.
•On November 4, 2020, we announced that our Board of Directors had appointed Jeff Bailey as permanent Chief Executive Officer, or CEO, effective November 4, 2020. Mr. Bailey had previously been appointed as interim CEO in May 2020 while continuing to serve on the Board of Directors.
•On November 4, 2020, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our Company’s shares of common stock.
•In January 2021, we announced that we presented three scientific posters regarding BELBUCA at the 2021 North American Neuromodulation Society Meeting (NANS), which took place virtually.
•On February 11, 2021, we announced that we had promoted our Chief Financial Officer, Terry Coelho, to Executive Vice President and Chief Financial Officer.
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
Impairment Testing
In accordance with Generally Accepted Accounting Principles, or GAAP, goodwill impairment testing is performed at the reporting unit level annually, or more frequently if indicated by events or conditions. We performed an evaluation and determined that there is only one reporting unit. In performing a goodwill impairment test, GAAP allows for either a qualitative or a quantitative assessment to be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed. The quantitative impairment test first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. The determination of goodwill impairment is highly subjective. It considers many factors both internal and external and is subject to significant changes from period to period. No goodwill impairment charges have resulted from this analysis for 2020, 2019 or 2018.
An impairment of a long-lived asset other than goodwill is recognized under GAAP if the carrying value of the asset (or the group of assets of which it is a part) exceeds (i) the future estimated undiscounted cash flow from the use of the asset (or group of assets) and (ii) the fair value of the asset (or asset group). In making this impairment assessment, we predominately use an undiscounted cash flow model derived from internal forecasts. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. If our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the impairment. No impairment charges have been recorded for other amortizing intangibles in 2020, 2019 or 2018.
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
Fair Value of Financial Instruments
We measure the fair value of instruments in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
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
Cost of Sales
Cost of sales in 2020 includes direct costs attributable to the production of BELBUCA, Symproic, formerly BUNAVAIL, BREAKYL and PAINKYL. Cost of sales also includes royalty expenses owed to third parties.
For BELBUCA, Symproic and formerly BUNAVAIL, cost of sales includes raw materials, production costs at our contract manufacturing sites, quality testing directly related to the product, lower of cost of market, and depreciation on equipment that we have purchased to produce BELBUCA, Symproic and BUNAVAIL. It also includes any batches not meeting specifications and raw material yield loss. Cost of sales for BELBUCA, Symproic and BUNAVAIL are recognized when sold to the wholesaler from our distribution center. There was no deferred cost of sales for the years ended December 31, 2020 nor 2019. Yield losses and batches not meeting specifications are expensed as incurred. For the year ended December 31,2019, depreciation expense included accelerated depreciation for BUNAVAIL specific equipment due to the discontinuation of marketing BUNAVAIL in June 2020.
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
Income taxes
Refer to Note 10, “Income taxes” for more information related to (i) the impact of the Tax Act to our Company, (ii) reconciliation of the Federal statutory income tax rate to the effective rate, (iii) the tax effects of temporary differences and net operating losses that give rise to significant components of deferred tax assets and liabilities and (iv) our federal and state net operating loss carry forward (“NOLs”).
Results of Operations
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Product Sales. We recognized $154.6 million and $107.9 million in product sales during the years ended 2020 and 2019, respectively, from our products BELBUCA, Symproic and BUNAVAIL. The increase in 2020 is principally due to growth of BELBUCA sales and the full period impact of the Symproic acquisition.
Product Royalty Revenues. We recognized $1.9 million and $3.3 million in product royalty revenue during the years ended 2020 and 2019, respectively, which are composed of BREAKYL sales from Mylan and PAINKYL sales from TTY.
Contract Revenues. We recognized $0.2 million in contract revenue during the year ended 2019 related to milestone revenues associated with PAINKYL from TTY. There was no such contract revenue recognized during the same period in 2020.
Cost of Sales. We incurred $24.7 million and $21.6 million in cost of sales during the years ended 2020 and 2019, respectively. Cost of sales includes product cost, royalties paid, and yield adjustments. The increase in cost of sales in 2020 is driven by the overall increase in gross sales, as well as an increase in inventory obsolescence reserves for certain product batches. Cost of sales in 2019 included a one time acceleration of depreciation expense for certain BUNAVAIL specific equipment.
Selling, General and Administrative Expenses. During the years ended 2020 and 2019, selling, general and administrative expenses totaled $98.8 million and $86.1 million, respectively. Selling, general and administrative costs include BELBUCA, and Symproic sales, marketing, commercial and amortization expenses. These costs also include legal expenses, professional fees, wages and stock-based compensation expense. The year over year increase in SG&A costs were driven primarily by increased sales and marketing efforts, higher legal expenditures, and the non-recurring costs associated with the CEO transition in the second quarter of 2020.
Interest Expense, Net. During the year ended December 31, 2020, we had net interest expense of $7.0 million, consisting of $7.0 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs for the new debt arrangement. This has been partially offset by interest income of $0.3 million.
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
Information pertaining to fiscal year 2018 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 on page 32 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on March 12, 2020.
Refer to Note 9, “Net sales by product” for more information related to (i) net product sales for BELBUCA, Symproic and BUNAVAIL, and (ii) the percentages related to each product.
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

Non-GAAP net income/(loss) is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of non-GAAP net income/(loss) rather than net income/(loss), which is the nearest GAAP equivalent. Some of these limitations are:
•Non-GAAP income/(loss) excludes certain one-time items because of the nature of the items and the impact that those have on the analysis of underlying business performance and trends. Specifically, in the presentation of non-GAAP income/(loss) for the year ended December 31, 2019, we have excluded the financial impact of our debt refinancing which closed in May 2019, as it is non-recurring. This excluded item is a significant component in understanding and assessing ongoing financial performance. The one-time expenses related to the payoff of the CRG loan consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs. Also, we have excluded the non-recurring financial impact of the BUNAVAIL discontinuation, for a cumulative total of $0.3 million in 2020 and $3.8 million in 2019, and we have excluded the cash portion of the non-recurring financial impact of the CEO transition, for a cumulative total of $1.7 million in 2020;
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
Reconciliations of non-GAAP metrics to most directly comparable U.S. GAAP financial measures:
The following tables reconcile net income/(loss) earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Year Ended December 31,
Reconciliation of GAAP net income/(loss) to EBITDA (non-GAAP)	2020	2019	2018
GAAP net income/(loss)	$25,711	$(15,305)	$(33,867)
Add back:
Provision for income taxes	252	5	14
Net interest expense	7,013	19,036	10,206
Depreciation and amortization	7,521	8,748	6,188
EBITDA	$40,497	$12,484	$(17,459)
Reconciliation of GAAP net income/(loss) to Non-GAAP net income/(loss)
GAAP net income/(loss)	25,711	(15,305)	(33,867)
Non-GAAP adjustments:
Stock-based compensation expense	6,107	5,416	5,941
Amortization of intangible assets	6,982	6,981	5,157
Amortization of warrant discount	—	448	1,076
Non-recurring financial impact of debt refinance	—	11,866	—
Non-recurring financial impact of BUNAVAIL discontinuation	295	3,750	—
Non-recurring financial impact of CEO transition	5,145	—	—
Non-GAAP net income/(loss)	$44,240	$13,156	$(21,693)

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
At December 31, 2020, we had cash of approximately $111.6 million. We generated $25.0 million of cash in operations during the year ended December 31, 2020 and had stockholders’ equity of $108.2 million, versus stockholders’ equity of $69.8 million at December 31, 2019. We believe that we have sufficient current cash, along with expected proceeds from sales, to manage the business as currently planned.
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
Readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on us, our financial condition and our results of operations in 2021 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in ownership dilution to existing stockholders.
Term Loan Agreement
Refer to Note 8, “Notes payable” for more information related to (i) the 2017 CRG Servicing, LLC ("CRG") term loan agreement and payoff (ii) the 2019 Biopharma Credit plc ("Pharmakon") loan agreement, and (iii) the future maturities of notes payable obligations.
Contractual Obligations and Commercial Commitments
Our non-cancellable contractual obligations as of December 31, 2020 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$589	$370	$219	$—	$—
Secured loan facility	80,000	—	43,077	36,923	—
Interest on secured loan facility	23,107	7,706	12,290	3,111	—
Minimum royalty expenses*	9,750	1,500	3,000	3,000	2,250
Purchase obligations**	154	154	—	—	—
Total contractual cash obligations	$113,600	$9,730	$58,586	$43,034	$2,250
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
Our cash includes all highly liquid investments with an original maturity of three months or less. Because of the short-term maturities of our cash, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash on deposit with financial institutions in the U.S. The Federal Deposit Insurance Corporation covers $0.25 million for substantially all depository accounts. As of December 31, 2020, we had approximately $111.6 million, which exceeded these insured limits.
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
Item 8.    Financial Statements and Supplementary Data.
Our Consolidated Financial Statements and Notes thereto and the report of Ernst & Young, our independent registered public accounting firm, are set forth on pages F-1 through F-43 of this Report.
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2020.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Our directors and executive officers and their ages as of March 9, 2021 are as follows:

Name	Age	Position(s) Held
Peter S. Greenleaf	51	Chairman of the Board and Director
Jeffrey Bailey	58	Chief Executive Officer and Director
Scott M. Plesha	56	President and Chief Commercial Officer
Mary Theresa Coelho	59	Executive Vice President, Chief Financial Officer and Treasurer
Thomas B. Smith, M.D.	60	Chief Medical Officer
James Vollins	52	General Counsel, Chief Compliance Officer and Corporate Secretary
W. Mark Watson	70	Director
Todd C. Davis	60	Director
Kevin Kotler	49	Director
Mark A. Sirgo, Pharm. D.	67	Director
Vanila Singh, M.D., MAMC	50	Director
There are no family relationships between any of our directors or executive officers.
Peter S. Greenleaf, age 51, has been our Chairman of the Board and Director since May 2018. He has served as the Chief Executive Officer of Aurinia Pharmaceuticals, Inc., since April 2019. Previously, he served as the Chief Executive Officer of Cerecor, Inc., since March 2018 and as Chief Executive Officer of Sucampo Pharmaceuticals, Inc., from March 2014 to February 2018, when Sucampo was sold to Mallinckrodt PLC. Prior to that, Mr. Greenleaf served as Chief Executive Officer of Histogenics Corporation from June 2013 to March 2014, as President of MedImmune, Inc., and MedImmune Ventures from 2010 to June 2013, and Senior Vice President, Commercial Operations of MedImmune from 2006 to 2010. Mr. Greenleaf also held senior commercial roles at Centocor Biotech, Inc. (now Janssen Biotechnology, Johnson & Johnson), from 1998 to 2006, and at Boehringer Mannheim G.m.b.H. (now Roche Holdings) from 1996 to 1998. Mr. Greenleaf has been a member of the board of directors of Antares Pharma since December 2018. Mr. Greenleaf chairs the Maryland Venture Fund Authority and served as a member of the board of directors of the Biotechnology Industry Organization. He previously served on the boards of PhARMA, the Tech Council of Maryland and the University of Maryland Baltimore Foundation, Inc. Mr. Greenleaf earned an MBA degree from St. Joseph’s University and a BS degree from Western Connecticut State University.
Jeffrey Bailey, age 58, has been our Chief Executive Officer since November 2020, after serving as interim CEO from May to November 2020. Mr. Bailey joined the Board of Directors in March 2020. Mr. Bailey has an accomplished record in leading both public and private healthcare companies where he has leveraged his diverse leadership experiences in various functional areas including commercial, supply chain and business development, as well as in-licensing and transactions. His experiences include a 20+ year career at Johnson & Johnson/Janssen Pharmaceuticals as well as a tenure as Operating Unit President at Novartis Pharmaceuticals, Chief Commercial Officer at King Pharmaceuticals, Chief Operating Officer at Fougera Pharmaceuticals, and Chairman and CEO of Neurovance. Mr. Bailey also served as President and CEO of Lantheus Medical Imaging, Inc, taking the company public in 2015. Most recently, he was the CEO of IlluminOss Medical, Inc, which was acquired. Mr. Bailey has served as Chairman of Aileron Therapeutics since March 2018 and also serves as a board member for Tekla Capital Management. Mr. Bailey received a Bachelor of Science Degree from Rutgers University.
Scott M. Plesha, age 56, joined the company in August 2015 as our Senior Vice President, Sales, with more than 26 years of sales experience and over 18 years of sales management experience within the pharmaceutical and medical industries. Mr. Plesha assumed the additional responsibility of leading our Marketing department in December 2015. In January 2018, Mr. Plesha was appointed to the role of President of the Company. Mr. Plesha leads our Specialty Sales Force, Marketing, and Training departments. Prior to joining the company, Mr. Plesha was Senior Vice President, GI Sales Force & Training at Salix Pharmaceuticals, where since 2002 he led Salix’s top rated gastrointestinal (GI) sales forces, the sales training department as well as many other sales operations functions. During Mr. Plesha’s tenure at Salix he was responsible for launching or growing product sales as well as optimizing and expanding the sales force to accommodate the multiple companies and products that Salix acquired. Prior to joining Salix, Mr. Plesha was a Regional Sales Manager for the O’Classen Dermatologics division of Watson Pharmaceuticals, Inc. Mr. Plesha began his pharmaceutical sales career with Solvay Pharmaceuticals where he was a field as well institutional sales representative. Mr. Plesha received a Bachelor of Arts in Pre-Medical Studies from DePauw University.
Terry Coelho, age 59, has been our Executive Vice President, Chief Financial Officer and Treasurer since January 2021 and has more than 30 years of financial and operational experience. Ms. Coelho previously served as Chief Financial Officer and Treasurer since January 2019. Ms. Coelho’s extensive experience includes serving in diverse leadership capacities across various industries for both private and public global companies. Prior to joining the company, Ms. Coelho served as Chief Financial Officer and Treasurer at Balchem Corporation from October 2017 to October 2018. From September 2017 to October 2017, she served as Chief Operating Officer for Diversey, Inc., a multi-billion dollar global private equity carve-out from Sealed Air Corporation and held senior finance positions at Diversey Care from October 2014 through August 2017, including as Chief Financial Officer for Diversey Care. Ms. Coelho has also served in senior finance leadership roles at Novartis from 2007 to 2014. She spent the previous twenty years at Mars, Incorporated where she held roles of increasing responsibility and encompassing leadership across all areas of finance and general management. Ms. Coelho earned an MBA in Finance from IBMEC in Brazil and a Bachelor of Arts degree in both Economics and International Relations, summa cum laude, from The American University School of International Service.
Thomas B. Smith, M.D., age 60, has been our Chief Medical Officer since July 2018 and brings nearly thirty years of medical experience and expertise in the field of pain management. His extensive and wide-ranging roles include having served as Chief Medical Officer at various leading pain companies, head of medical affairs at top tier pharma and CRO companies, as well as running his own private practice. Dr. Smith served as Chief Medical Officer at Charleston Labs, Inc., from January 2017 to July 2018 and from October 2014 to January 2017, he served as the Chief Medical Officer of Ameritox, Ltd. Dr. Smith previously served as Chief Medical Officer for Mallinckrodt Pharmaceuticals from 2012 to 2014 and held clinical leadership roles at Abbott Laboratories, Teva Pharmaceuticals, Kendle International, Akros Pharma and Genzyme during 2001 to 2014. Dr. Smith earned a Doctor of Medicine degree from the Indiana University School of Medicine and a Bachelor of Science degree from Purdue University. He is a member of several medical societies and organizations including the American Medical Association and the American Academy of Family Physicians. Dr. Smith is a highly published scientific author and has delivered more than 150 presentations in his field of expertise.
James Vollins, age 52, has been our General Counsel, Chief Compliance Officer and Corporate Secretary, and member of the Executive Leadership Team since November 2018. Mr. Vollins has twenty-five years of legal experience with over ten years of in-house experience in the pharmaceutical industry, which includes work on several major strategic transactions and a successful initial public offering. From 2014 to 2018, Mr. Vollins was General Counsel, Chief Compliance Officer and Corporate Secretary for Bio Products Laboratory Limited, a UK based manufacturer of plasma-derived therapies, where he helped lead the transformation of the business from a government owned not-for-profit to a high-performing commercial enterprise that successfully launched three new drugs in the U.S., expanded its sales force, and achieved significant revenue growth. Mr. Vollins has also worked for other industry-leading pharmaceutical companies, including Grifols Inc., Talecris Biotherapeutics, Inc. and Pfizer Inc. Mr. Vollins received a Juris Doctor from Case Western Reserve University School of Law and a Bachelor of Arts from Wesleyan University.
W. Mark Watson, CPA, age 70, joined our Board of Directors as an independent member in December 2017 and is Chairman of the Audit Committee. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu, the multinational professional services network, and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the health and life sciences sector. He has served as lead audit partner and advisory partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is a member of the Board of Directors of Sykes Enterprises, Inc., and is Chairman of the Audit Committee. He is also Chairman of the Board of Directors and Chairman of the Audit Committee of Inhibitor Therapeutics, Inc. He received his undergraduate degree in Accounting from Marquette University.
Todd C. Davis, age 60, has served as a member of our Board of Directors since May 2018. Mr. Davis is the Founder and Managing Partner of RoyaltyRx Capital, a special opportunities investment firm. He is also Chairman and CEO of Benuvia Holdings, a pharmaceutical holding company. From 2006 until 2018, Mr. Davis was a Founder & Managing Partner of Cowen/HealthCare Royalty Partners, a global healthcare investment firm. He has almost 30 years of experience in both operations and investing in the biopharmaceutical and life science industries. Mr. Davis has been involved in over $3 billion in healthcare financings, including growth equity, public equity turnarounds, structured debt, and royalty acquisitions. He has also led, structured, and closed more than 40 additional intellectual property licenses, as well as hybrid royalty-debt deals. Previously, Mr. Davis was a partner at Paul Capital Partners, where he co-managed that firm's royalty investments as a member of the Royalty Management Committee. He also served as a partner responsible for biopharmaceutical growth equity investments at Apax Partners. Mr. Davis began his business career in sales at Abbott Laboratories, where he held several commercial positions of increasing responsibility. He subsequently held general management, business development, and licensing positions at Elan Pharmaceuticals. Mr. Davis is a Navy veteran who holds a BS from the U.S. Naval Academy and an MBA from Harvard University. He currently serves on the boards of Palvella Therapeutics Inc., Vaxart, Inc., and Ligand Pharmaceuticals.
Kevin Kotler, age 49, has served as a member of our Board of Directors since May 2018. Mr. Kotler has over 27 years of experience as an investor and analyst following the healthcare industry. He is the Founder and Portfolio Manager of Broadfin
Capital, LLC, a healthcare focused investment fund which launched in 2005. Broadfin utilized passive and activist investment strategies in public and private medical technology, biotechnology and pharmaceutical companies. He formerly served on the boards of Avadel Pharmaceuticals plc, Novelion Therapeutics, Inc. and Memorial Sloan-Kettering Cancer Center Technology Development Fund. He is cofounder of Hamptons United a charity started as a result of the coronavirus pandemic to help support local charities. Kevin graduated from the Wharton School at the University of Pennsylvania in 1993 with a Bachelor of Science degree in Economics.
Mark A. Sirgo, Pharm.D., age 67, served as a member of our Board of Directors since August 2005. He has served as Chief Executive Officer of ArunA Bio an R&D company focused in using neural exosomes to treat neurodegenerative diseases since January 2019. Formerly, he served as our President since January 2005 and Chief Executive Officer since August 2005 until his retirement in January 2018. He joined our company in August 2004 as Senior Vice President of Commercialization and Corporate Development upon our acquisition of Arius Pharmaceuticals, of which he was a co-founder and Chief Executive Officer. He has also served as our Executive Vice President, Corporate and Commercial Development and our Chief Operating Officer. Dr. Sirgo has over 35 years of experience in the pharmaceutical industry, which includes clinical drug development, marketing, sales, and business development, and executive management positions. Prior to Arius Pharmaceuticals, from 2003 to 2004, he spent 16 years in a variety of positions of increasing responsibility in both clinical development and marketing at Glaxo, Glaxo Wellcome, and GlaxoSmithKline, including Vice President of International OTC Development and Vice President of New Product Marketing. From 1996 to 1999, Dr. Sirgo was Senior Vice President of Global Sales and Marketing at Pharmaceutical Product Development, Inc. (PPD). Dr. Sirgo served on the Board of Directors of Salix Pharmaceuticals, Inc., from 2008 until its sale in 2015. Dr. Sirgo has been a Director at Biomerica, Inc. (Nasdaq:BMRA), a diagnostics and therapeutic company, since July 2016 and as Chairman of the Board of 9 Meters Pharma (Nasdaq:NMTR) since April 2020. Dr. Sirgo received his BS in Pharmacy from The Ohio State University and his Doctorate from Philadelphia College of Pharmacy and Science
Vanila M. Singh, M.D., MAMC, age 50, joined our Board of Directors as an independent director in November 2019. Dr. Singh is currently a Clinical Associate Professor of Anesthesiology, Pain and Peri-operative Medicine at Stanford University School of Medicine and is a teaching mentor at Walter Reed National Military Medical Center. Dr. Singh is the immediate past Chief Medical Officer of the United States Department of Health and Human Services (HHS) and served as Chairperson of the Inter-Agency Pain Management Best Practices Task Force, chartered by Congress and involving multiple federal health agencies, professional medical organizations, and patient advocacy groups to guide the medical community and key stakeholders in optimal patient care in a growing and complex national health matter. Dr. Singh, board-certified in both anesthesiology and pain medicine, specializes in treating patients with complex chronic pain issues. She graduated from the University of California at Berkeley with a B.S. in both molecular and cell biology and economics. She received her M.D. from the George Washington University School of Medicine & Health Sciences. Dr. Singh completed her internal medicine internship at Yale University School of Medicine and her anesthesiology residency and pain medicine fellowship at Weill-Cornell New York Presbyterian Hospital, which included training at Memorial Sloan Kettering and the Hospital for Special Surgery.
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
Meetings of the Board of Directors and Stockholders
Our board of directors met in person and telephonically seven times during 2020 and also acted by unanimous written consent. All members of our board of directors were present for at least 86% of the board of directors’ meetings held. It is our policy that all directors must attend all stockholder meetings, barring extenuating circumstances. All directors were present at the 2020 Annual Meeting of Stockholders.
Board Committees
Our board of directors has established three standing committees: Audit, Compensation, and Nominating and Corporate Governance. All standing committees operate under a charter that has been approved by the board. Our board of directors has also, from time to time, appointed non-standing committees to assist the board in its duties to our company. The charters for each of our board committees are available at https://ir.bdsi.com/corporate-governance-compliance.
Audit Committee
Our board of directors has an Audit Committee, composed of W. Mark Watson, Peter S. Greenleaf and Todd C. Davis, all of whom are independent directors as defined in accordance with section 3(a)(58)(A) of the Exchange Act and the rules of NASDAQ. Mr. Watson serves as chairman of the committee. The board of directors has determined that Mr. Watson is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee met seven times during 2020. All members of the Audit Committee were present for at least 86% of the Audit Committee meetings held during such director’s tenure in 2020 as a member of the Audit Committee.
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
•approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit services and fees therefor to be provided by the independent registered public accounting firm;
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
Nominating and Corporate Governance Committee

Our board of directors has a Nominating and Corporate Governance Committee composed of Kevin Kotler, W. Mark Watson and Todd C. Davis. Kevin Kotler serves as the chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee met four times in 2020 and has a charter which is reviewed annually. All members of the Nominating and Corporate Governance Committee are independent directors as defined by the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o James Vollins, BioDelivery Sciences International, Inc, 4131 ParkLake Avenue. Suite #225, Raleigh, NC 27612. The Nominating and Corporate Governance Committee has established nomination criteria by which board candidates are to be evaluated. The Nominating and Corporate Governance Committee will assess all director nominees using the same criteria. During 2020, we did not pay any fees to any third parties to assist in the identification of nominees.
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
Compensation Committee
Our board of directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and also assists the board of directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of four members: Todd C. Davis, Peter S. Greenleaf, Kevin Kotler and Dr. Vanila Singh. Todd C. Davis serves as chairman of this committee. The Compensation Committee met six times during 2020.
The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation. In 2020, the Compensation Committee engaged Willis Towers Watson ("WTW") to obtain market data against which it has measured the competitiveness of our compensation programs. In determining the amount and form of employee, executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies. We paid consultant fees to WTW of $0.1 million in 2020.
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
Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2020, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting person, with the exception of Dr. Vanila Singh, who filed a Form 4, which was due November 25, 2020 on November 27, 2020, and Todd Davis, who filed a form 5, which was due on February 15, 2019, on February 16, 2021.
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

Involvement in Certain Legal Proceedings
None.
Item 11.    Executive Compensation.
The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2020, 2019 and 2018. Individuals we refer to as our “named executive officers” include our Chief Executive Officer, our former Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2020.
Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(15)		Option Awards ($)(15)		Non-Equity Incentive Plan Compensation ($)(7)		All Other Compensation ($)		Total ($)
Jeffrey Bailey, Chief Executive Officer and Director (1)	2020	383,497	(2)	200,000	(3)	993,208	(4)	2,360,041	(5)	—		16,464	(6)	3,953,210

Terry Coelho, Executive Vice President, Chief Financial officer and Treasurer	2020	396,512		—		168,752		428,155		207,508	(7)	53,155	(8)	1,254,082
	2019	362,022		—		235,400		282,768		190,575		34,198		1,104,963

Scott M. Plesha, President and Chief Commercial Officer	2020	390,313		—		180,002		456,699		186,193	(7)	52,956	(9)	1,266,163
	2019	375,669		—		184,800		703,150		205,200		35,040		1,503,859
	2018	371,080		—		332,813		—		180,675		34,423		918,991
Thomas Smith, M.D., Chief Medical Officer	2020	371,823		—		125,000		317,151		158,046	(7)	40,195	(10)	1,012,215
	2019	352,564		—		106,260		373,100		156,200		25,326		1,013,450
	2018	139,327		25,000	(3)	—		165,944		50,094		3,441		383,806
James Vollins, General Counsel, Chief Compliance Officer and Corporate Secretary	2020	336,953		—		137,498		348,869		194,906	(7)	54,817	(11)	1,073,043
	2019	310,714		—		53,130		186,550		148,800		29,563		728,757
	2018	41,731		35,000	(3)	—		210,269		—		351		287,351
Herm Cukier, former Chief Executive Officer and Director (12)	2020	228,302		—		500,002		4,755,611	(13)	—		1,627,558	(14)	7,111,473
	2019	582,496		—		433,125		1,549,800		355,135		16,966		2,937,522
	2018	359,539		50,000	(3)	526,000		1,288,000		231,050		14,459		2,469,048
____________
(1)Mr. Bailey was hired as interim CEO in May 2020 and then as permanent CEO in November 2020.
(2)Includes $7,788 in compensation paid in 2020 while serving on the Board of Directors.
(3)The bonus represents paid sign-on amounts.
(4)Includes $139,753 in incremental expense associated with the acceleration of RSU vesting upon acceptance of role as permanent CEO in November 2020.
(5)Includes $175,247 in incremental expense associated with the acceleration of option vesting upon acceptance of role as permanent CEO in November 2020.
(6)Includes: $1,863 of health insurance premiums paid, $351 telephone reimbursement and 401(k) matching of $14,250 paid in 2020.
(7)The amounts reported in this column represent bonuses paid with respect to performance for the applicable year.
(8)Includes: $21,270 of health insurance premiums paid, $2,280 telephone reimbursement, 401(k) matching of $14,250 and $15,156 of vacation paid in 2020.
(9)Includes: $21,269 of health insurance premiums paid, $2,280 telephone reimbursement, 401(k) matching of $14,250 and $15,356 vacation paid in 2020.
(10)Includes: $9,192 of health insurance premiums paid, $2,280 telephone reimbursement, 401(k) matching of $14,250 and $14,473 vacation paid in 2020.
(11)Includes: $23,864 of health insurance premiums paid, $2,280 telephone reimbursement, 401(k) matching of $14,250 and $14,423 vacation paid in 2020.
(12)Mr. Cukier served as CEO until May 2020.
(13)Includes $3,487,000 in incremental expense associated with the acceleration of option vesting upon termination.
(14)Includes $1,556,139 severance paid, $45,914 vacation paid, $10,375 of health insurance premiums paid. $877 telephone reimbursement and 401(k) matching of $14,250 paid in 2020.

(15)The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to our Consolidated Financial Statements for the year ended December 31, 2020 included in our Annual Report.
Grants of Plan-Based Awards in 2020

Name	Grant Date (1)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing stock price on Award date ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)
			Target ($) (16)	Target (#)
Jeff Bailey	3/9/2020	(3)				96,000	$5.18	$4.19	$195,840
	5/11/2020	(4)		160,000			$4.23	$4.75	$296,000
	7/30/2020	(5)				66,805	$4.36	$4.17	$138,954
	11/4/2020	(6)				840,000	$3.60	$3.46	$1,554,000
	3/9/2020	(7)			16,000				$71,360
	5/11/2020	(8)			40,000				$203,200
	7/30/2020	(9)			11,134				$46,095
	11/4/2020	(10)			160,000				$532,800
	11/4/2020	(11)			40,000	160,000			$315,000
Terry Coelho	1/29/2020	(12)				148,665	$6.17	$5.50	$428,155
	1/29/2020	(13)			30,571				$168,752
			179,660
Scott Plesha	1/29/2020	(12)				158,576	$6.17	$5.50	$456,699
	1/29/2020	(13)			32,609				$180,002
			177,327
Thomas Smith, M.D.	1/29/2020	(12)				110,122	$6.17	$5.50	$317,151
	1/29/2020	(13)			22,645				$125,000
			150,520
James Vollins	1/29/2020	(12)				121,135	$6.17	$5.50	$348,869
	1/29/2020	(13)			24,909				$137,498
			168,750
Herm Cukier	1/29/2020	(14)				440,490	$6.17	$5.50	$1,268,611
	1/29/2020	(13)			90,580				$500,002
	5/9/2020	(15)				1,333,824			$3,487,000
___________
(1)The “Grant Date” represents the date on which the Compensation Committee of the Board took action to grant the applicable award.
(2)Stock options were historically granted with an exercise price based upon the 30-day weighted average price ending on the date proceeding the grant.
(3)The equity awards disclosed in this item consist of options, as issued under our 2019 Stock Option Incentive Plan (2019 Plan), which vest ratably in thirds beginning March 2021.
(4)The equity awards disclosed in this item consist of performance options, as issued under our 2019 Plan, which fully vested in November 2020 when Mr. Bailey accepted the permanent role of CEO.
(5)The equity awards disclosed in this item consist of time-based options, as issued under our 2019 Plan, which half vested in the first open window following the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and the remaining half vest in the first open window following the Company's 2021 Annual Meeting of Stockholders.
(6)The equity awards disclosed in this item consist of options, as issued under our 2019 Plan, which vest ratably in thirds beginning November 2021.
(7)The equity awards disclosed in this item consist of time-based RSUs, as issued under our 2019 Plan, which vest ratably in thirds beginning March 2021.
(8)The equity awards disclosed in this item consist of performance-based RSUs, as issued under our 2019 Plan, which fully vested in November 2020 when Mr. Bailey accepted the permanent role of CEO.
(9)The equity awards disclosed in this item consist of time-based RSUs, as issued under our 2019 Plan, which half vested in the first open window following the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and the remaining half vest in the first open window following the Company's 2021 Annual Meeting of Stockholders.
(10)The equity awards disclosed in this item consist of time-based RSUs, as issued under our 2019 Plan, which vest ratably in thirds beginning November 2021.

(11)The equity awards disclosed in this item consist of the 160,000 options and 40,000 RSUs that were granted on May 11, 2020 and which vested immediately upon Mr. Bailey's acceptance of the permanent role of CEO, and includes $315,000 in incremental expense associated with the accelerated vesting of these options and RSUs.
(12)The equity awards disclosed in this item consist of options, as issued under our 2019 Plan, which vest ratably in thirds beginning January 2021.
(13)The equity awards disclosed in this item consist of time-based RSUs, as issued under our 2019 Plan, which vest ratably in thirds beginning January 2021.
(14)The equity awards disclosed in this item consist of options, as issued under our 2019 Plan, which immediately vested upon Mr. Cukier's termination May 2020.
(15)The equity awards disclosed in this item consist of 1,333,824 options from prior grants which vested immediately upon Mr. Cukier's termination in May 2020 and includes $3,487,000 in incremental expense associated with the acceleration of option vesting.
(16)This column sets forth the target bonus amount for each NEO for the year ended December 31, 2020 under the performance bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Target bonuses were set as a percentage of each NEO’s base salary earned for the fiscal year ended December 31, 2020. The dollar value of the actual bonus award earned for the year ended December 31, 2020 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2020.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
Below is a description of our current executive employment agreements with our named executive officers. All directors and officers have executed confidentiality and noncompetition agreements with us.
Jeffrey Bailey, Chief Executive Officer – Mr. Bailey assumed the role of Chief Executive Officer in November 2020, after serving as interim CEO from May-November 2020. He joined the Board of Directors in March 2020.
Pursuant to the Bailey Agreement, Mr. Bailey will serve as Chief Executive Officer of the Company, effective as of November 4, 2020 (the “Effective Date”). As Chief Executive Officer, Mr. Bailey will be paid an annual base salary of $650,000, will be eligible to receive a target annual incentive bonus equal to 70% of his base salary, commencing in 2021. For recognition of Mr. Bailey’s service as interim Chief Executive Officer, Mr. Bailey will be paid a one-time bonus of $200,000 to be paid by December 31, 2020, subject to his continued employment (the “Interim CEO Bonus”). The Interim CEO Bonus will be paid in lieu of a similar one-time bonus from his prior offer letter. In connection with the execution of the Bailey Agreement, the Company (i) accelerated the vesting of all of Mr. Bailey’s unvested restricted stock units and stock options that were previously granted to Mr. Bailey in May 2020 in connection with his hiring as interim Chief Executive Officer and (ii) granted Mr. Bailey stock options to purchase 840,000 shares of the Company’s common stock and granted restricted stock units for 160,000 shares of common stock, each of which will vest in equal installments over a three year period beginning on the Effective Date.
Pursuant to the Bailey Agreement, in the event Mr. Bailey’s employment is terminated by the Company without Cause, by Mr. Bailey for Good Reason or as a result of Mr. Bailey’s death or permanent disability, subject to his signing and complying with a release agreement and the release agreement becoming effective, Mr. Bailey will be entitled to receive a lump sum cash payment equal to 100% of Mr. Bailey’s annual base salary then in effect plus his pro-rated target annual performance bonus for the then-current year and any bonus for the prior year which was earned but not yet paid.
In the event Mr. Bailey’s employment is terminated by the Company without Cause or by Mr. Bailey for Good Reason within 12 months after a Change in Control, subject to his signing and complying with a release agreement and the release agreement becoming effective, Mr. Bailey will be entitled to (i) receive a lump sum cash payment equal to 100% of Mr. Bailey’s annual base salary then in effect, (ii) receive 100% of his target annual performance bonus for the then-current year, (iii) maintain any rights granted pursuant to any retirement, profit sharing and savings, healthcare, 401(k) and any other benefit plans sponsored by the Company and (iv) full acceleration of vesting of any of his unvested equity awards.
Terry Coelho, Executive Vice President and Chief Financial Officer – Ms. Coelho’s employment agreement, dated January 10, 2019, as amended on December 4, 2020, includes a base salary of $385,000, target bonus of up to 45% of her base salary (which is subject to modification by our Compensation Committee), and other employee benefits. During 2021, the Compensation Committee approved to adjust Ms. Coelho's base salary to $445,158 and her annual bonus target increased to 50% of her annual base salary, which increases are consistent with our compensation philosophy.
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
In the event Ms. Coelho’s employment is terminated by the Company without Cause, by Ms. Coelho for Good Reason or as a result of Ms. Coelho’s death or permanent disability, subject in each case to her signing and complying with a release agreement and the release agreement becoming effective, Ms. Coelho will be entitled to receive a lump sum cash payment equal to 100% of Ms. Coelho’s annual base salary then in effect plus her pro-rated target annual performance bonus for the then-current year.
In the event Ms. Coelho’s employment is terminated by the Company without Cause or by Ms. Coelho for Good Reason within 12 months after a Change of Control, subject to her signing and complying with a release agreement and the release agreement becoming effective, Ms. Coelho will be entitled to (i) receive a lump sum cash payment equal to either (a) 150% of Ms. Coelho’s annual base salary then in effect if the termination is without Cause or (b) 100% of Ms. Coelho’s annual base salary then in effect if the termination is by Ms. Coelho for Good Reason, plus 100% of her target annual performance bonus for the then-current year and any bonus for the prior year which was earned but not yet paid, (ii) maintain any rights granted pursuant to any retirement, profit sharing and savings, healthcare, 401(k) and any other benefit plans sponsored by the Company and (iii) full acceleration of vesting of any of her unvested equity awards.
Ms. Coelho’s employment agreement also includes 2-year non-competition and non-solicitation and confidentiality covenants. Under the terms of this agreement, she was also entitled to the following benefits: medical, dental, life, disability and 401(k).
Scott M. Plesha, President – Mr. Plesha was promoted to the role as our President and his current employment agreement, dated December 20, 2017 included a base salary of $365,000, target bonus of up to 45% of his base salary (which is subject to modification by our Compensation Committee), and other employee benefits. During 2021, the Compensation Committee approved to adjust Mr. Plesha's base salary to $413,000, which increase is consistent with our compensation philosophy.
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
In the event Mr. Plesha’s employment is terminated by the Company without Cause, by Mr. Plesha for Good Reason or as a result of Mr. Plesha’s death or permanent disability, subject in each case to his signing and complying with a release agreement and the release agreement becoming effective, Mr. Plesha will be entitled to receive a lump sum cash payment equal to 100% of Mr. Plesha’s annual base salary then in effect plus his pro-rated target annual performance bonus for the then-current year.
In the event Mr. Plesha’s employment is terminated by the Company without Cause or by Mr. Plesha for Good Reason within 12 months after a Change of Control, subject to his signing and complying with a release agreement and the release agreement becoming effective, Mr. Plesha will be entitled to (i) receive a lump sum cash payment equal to 100% of Mr. Plesha’s annual base salary then in effect, (ii) receive 100% of his target annual performance bonus for the then-current year and any bonus for the prior year which was earned but not yet paid, (iii) maintain any rights granted pursuant to any retirement, profit sharing and savings, healthcare, 401(k) and any other benefit plans sponsored by the Company and (iv) full acceleration of vesting of any of his unvested equity awards.
Mr. Plesha’s employment agreement also includes 2-year non-competition and non-solicitation and confidentiality covenants. Under the terms of this agreement, he is also entitled to the following benefits: medical, dental, life, disability and 401(k).
Thomas Smith, M.D., Chief Medical Officer- Dr. Smith’s employment agreement, dated July 23, 2018 included a base salary of $345,000, target bonus of up to 40% of his base salary (which is subject to modification by our Compensation

Committee), and other employee benefits. During 2021, the Compensation Committee approved to adjust Dr. Smith's base salary to $391,000, which increase is consistent with our compensation philosophy.
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
James Vollins, General Counsel, Chief Compliance Officer and Corporate Secretary- Mr. Vollins’ employment agreement, dated October 25, 2018 includes a base salary of $310,000, target bonus of up to 40% of his base salary (which is subject to modification by our Compensation Committee), and other employee benefits. During 2021, the Compensation Committee approved to adjust Mr. Vollins' base salary to $400,000 per year and his annual bonus target increased to 45% of his annual base salary, which increases are consistent with our compensation philosophy.
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
In the event Mr. Vollins’ employment is terminated by the Company without Cause, by Mr. Vollins for Good Reason or as a result of Mr. Vollins’ death or permanent disability, subject in each case to his signing and complying with a release agreement and the release agreement becoming effective, Mr. Vollins will be entitled to receive a lump sum cash payment equal to 100% of Mr. Vollins’ annual base salary then in effect plus his pro-rated target annual performance bonus for the then-current year.
In the event Mr. Vollins’ employment is terminated by the Company without Cause or by Mr. Vollins for Good Reason within 12 months after a Change of Control, subject to his signing and complying with a release agreement and the release agreement becoming effective, Mr. Vollins will be entitled to (i) receive a lump sum cash payment equal to 100% of Mr. Vollins’ annual base salary then in effect, (ii) receive 100% of his target annual performance bonus for the then-current year, (iii) maintain any rights granted pursuant to any retirement, profit sharing and savings, healthcare, 401(k) and any other benefit plans sponsored by the Company and (iv) full acceleration of vesting of any of his unvested equity awards.
In addition, pursuant to the Vollins Amendment, upon the achievement of success in a specific matter, Mr. Vollins will be eligible to receive a one-time cash bonus of up to 45% of his annual base salary and/or (ii) a one-time option grant valued at up to $250,000 that would vest 50% immediately upon grant and 50% on the first anniversary of the grant date, subject to his continued employment at such time.
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

Pursuant to the General Release Agreement, Mr. Cukier (i) received (a) a one-time payment of $1,217,438, which was equal to two times his annual base salary; (b) a one-time payment of $236,003, which was equal to his prorated 2020 bonus; (c) a one-time payment of $45,917 for unused paid time off; (d) a one-time payment of $2,360 for benefits and (e) a one-time payment of $100,338 in exchange for waiving the 60-day advance notice provision included in Mr. Cukier's original employment.
Pursuant to the termination, (a) all unvested awards to acquire shares of Company common stock granted to Mr. Cukier under the Plan or any successor plan through an option (including, without limitation, the Initial Option) became immediately fully vested and exercisable and is exercisable over a period of three (3) years from the date of termination and (b) any restricted stock units (including, without limitation, the Initial RSUs) or other performance equity or equity-based awards (other than options) shall continue to vest and settle upon the achievement of the annual financial or performance objectives that have been set, and as are determined, by the Board of Directors;
Outstanding equity awards
The following table summarizes outstanding unexercised options and unvested restricted stock units held by each of our named executive officers, as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS (1)							STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested ($)
Jeffrey Bailey	3/9/2020	—		96,000	—	5.18	3/8/2030	—		—	—		—
	5/11/2020	160,000	(2)	—	—	4.23	5/10/2030	—		—	—		—
	7/30/2020	33,403	(3)	33,402	—	4.36	7/29/2030	—		—	—		—
	11/4/2020	—		840,000	—	3.60	11/3/2030	—		—	—		—
		—		—	—	—	—	16,000	(4)	—	—		67,200
		—		—	—	—	—	5,567	(5)	—	—		23,381
		—		—	—	—	—	160,000	(6)	—	—		672,000
Terry Coelho	1/15/2019	81,666		163,334	—	3.73	1/17/2029	—		—	—		—
	1/29/2020	—		158,576	—	6.17	1/28/2030	—		—	—		—
		—		—	—	—	—	36,667	(7)	—	—		154,001
		—		—	—	—	—	30,571	(8)	—	—		128,398
Scott Plesha	1/31/2019	81,666		163,334	—	3.90	1/30/2029	—		—	—		—
	1/29/2020	—		158,576	—	6.17	1/28/2030	—		—	—		—
		—		—	—	—	—	20,834	(9)	—	20,834	(9)	175,006
		—		—	—	—	—	26,667	(7)	—	—		112,001
		—		—	—	—	—	32,609	(8)	—	—		136,958
Thomas Smith, M.D.	8/1/2018	48,460		39,231	—	2.93	7/31/2028	—		—	—		—
	1/31/2019	43,333		86,667	—	3.90	1/30/2029	—		—	—		—
	1/29/2020	—		110,122	—	6.17	1/28/2030	—		—	—		—
		—		—	—	—	—	15,334	(7)	—	—		64,403
		—		—	—	—	—	22,645	(8)	—	—		95,109
James Vollins	11/5/2018	—		29,826	—	3.46	11/4/2028	—		—	—		—
	1/31/2019	—		43,334	—	3.90	1/30/2029	—		—	—		—
	1/29/2020	—		121,135	—	6.17	1/28/2030	—		—	—		—
		—		—	—	—	—	7,667	(7)		—		32,201
		—		—	—	—	—	24,909	(8)	—	—		104,618
Herm Cukier	1/31/2019	540,000		—	—	3.90	1/31/2029	—		—	—		—
	1/29/2020	440,490		—	—	6.17	1/28/2030	—		—	—		—
		—		—	—	—	—	—		—	66,668	(10)	280,006
		—		—	—	—	—	62,500	(7)	—	—		262,500
		—		—	—	—	—	90,580	(8)	—	—		380,436
______________
(1)Unless otherwise set forth below, all stock options are time-based and vest ratably over three years following the grant date.

(2)Performance-based stock options granted to Mr. Bailey, which fully vested in November 2020 when Mr. Bailey accepted the permanent role of CEO.
(3)Time-based stock options granted to Mr. Bailey as a director, half of which vested in the first open window following the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and the remaining half of which vests in the first open window following the Company's 2021 Annual Meeting of Stockholders.
(4)RSUs vest in three equal annual installments beginning March 9, 2021.
(5)RSUs vest in the first open window following the Company's 2021 Annual Meeting of Stockholders.
(6)RSUs vest in three equal annual installments beginning November 4, 2021.
(7)RSUs vest in three equal annual installments beginning January 31, 2020.
(8)RSUs vest in three equal annual installments beginning January 29, 2021.
(9)Unvested stock awards consist of RSUs (as defined under the 2011 EIP) which are rights to acquire shares of our common stock. One-half of which are time-based and one-half of which are performance-based, all of which vest over a three-year period which began March 2018. The performance-based RSUs provide for vesting if specified net revenue and operating income goals are achieved with respect to the annual fiscal years 2018 through 2020.
(10)Performance-based RSUs provide for vesting if specified net revenue and operating income goals are achieved with respect to the annual fiscal years 2020 through 2021.
Option Exercises and Stock Vested
The following information sets forth stock options exercised by the executive officers during the year ended December 31, 2020:

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey Bailey	—	—	45,567	163,507
Terry Coelho	35,703	74,976	18,333	106,881
Scott Plesha	—	—	71,667	271,251
Thomas Smith, M.D.	—	—	7,666	40,247
James Vollins	51,491	45,086	3,833	20,123
Herm Cukier	761,539	2,276,463	97,916	461,393
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
Potential Payments Under Severance/Change in Control Arrangements
The table below sets forth potential payments payable to our current executive officers in the event of a termination of employment under various circumstances. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2020 and (ii) the stock price was $4.20, which was the closing market price of our common stock on December 31, 2020, the last business day of the 2020 fiscal year.

Name	If Company Terminates Executive Without Cause or If Executive Resigns with Good Reason ($)	Termination Without Cause Following a Change in Control ($)	If Executive Resigns With Good Reason Following a Change in Control ($)	Termination Following Death or Disability ($)
Jeffrey Bailey
Cash severance payment	$650,000	$650,000	$650,000	$650,000
Bonus (3)	—	—	—	—
Accrued and unused vacation time	7,688	7,688	7,688	7,688
Acceleration of options (1)	—	504,000	504,000	—
Acceleration of restricted stock units (2)	—	762,581	762,581	—
Total Bailey cash and benefits	$657,688	$1,924,269	$1,924,269	$657,688
Terry Coelho
Cash severance payment	399,245	598,868	399,245	399,245
Bonus	179,660	179,660	179,660	179,660
Accrued and unused vacation time	23,033	23,033	23,033	23,033
Acceleration of options (1)	—	33,561	33,561	—
Acceleration of restricted stock units (2)	—	282,400	282,400	—
Total Coelho cash and benefits	$601,938	$1,117,522	$917,899	$601,938
Scott Plesha
Cash severance payment	$394,060	$394,060	$394,060	$394,060
Bonus	177,327	177,327	177,327	177,327
Accrued and unused vacation time	22,734	22,734	22,734	22,734
Acceleration of options (1)	—	73,500	73,500	—
Acceleration of restricted stock units (2)	—	423,965	423,965	—
Total Plesha cash and benefits	$594,121	$1,091,586	$1,091,586	$594,121
Thomas Smith, MD.
Cash severance payment	$376,300	$376,300	$376,300	$376,300
Pro-rata bonus	150,520	150,520	150,520	150,520
Accrued and unused vacation time	21,710	21,710	21,710	21,710
Acceleration of options (1)	—	188,468	188,468	—
Acceleration of restricted stock units (2)	—	159,512	159,512	—
Total Smith cash and benefits	$548,530	$896,510	$896,510	$548,530
James Vollins
Cash severance payment	$375,000	$375,000	$375,000	$375,000
Bonus	168,750	168,750	168,750	168,750
Accrued and unused vacation time	21,635	21,635	21,635	21,635
Acceleration of options (1)	—	35,071	35,071	35,071
Acceleration of restricted stock units (2)	—	136,819	136,819	0
Total Vollins cash and benefits	$565,385	$737,275	$737,275	$600,456
Herm Cukier (4)
Cash severance payment	$1,556,139	$—	$—	$—
Accrued and unused vacation time	45,917	—	—	—
Acceleration of options (1)	162,000	—	—	—
Total Mr. Cukier cash and benefits	$1,764,056	$—	$—	$—
___________
(1)Determined by taking the excess of the fair market value of our common stock on December 31, 2020, less the exercise price of each accelerated option, multiplied by the number of unvested shares subject to outstanding options.
(2)Determined by taking the fair market value of our common stock on December 31, 2020, multiplied by the number of shares subject to invested RSUs.

(3)Target bonus eligibility for Mr. Bailey begins in 2021.
(4)Amounts reported reflected amounts actually paid or payable to Mr. Cukier in connection with his departure on May 9, 2020.
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
CEO Pay Ratio – 33:1
We believe our executive compensation program must be consistent and internally equitable to motivate our employees to perform in ways that enhance shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay of our executive officers and the pay of our non-executive employees. The Compensation Committee reviewed a comparison of Jeff Bailey’s, our Chief Executive Officer (which we refer to for these purposes as the CEO), total compensation in fiscal year 2020 to that of the median annual compensation of all other company employees for the same period. The calculation of annual total compensation of all employees was determined in the same manner as the “Total Compensation” shown for our CEO in the “Summary Compensation Table” on page 44 of this Report. Pay elements that were included in the annual total compensation for each employee are:
•annualized salary in fiscal year 2020;
•annual bonus payment received for performance in fiscal year 2020;
•grant date fair value of stock option grants and RSU grants in fiscal year 2020;
•incremental expense associated with the acceleration of option and RSU vesting in 2020;
•annualized health benefits in fiscal year 2020;
•company-paid 401(k) Plan match made during fiscal year 2020; and
•phone allowance paid in fiscal year 2020.
Our calculation includes all employees as of December 31, 2020.
We determined our median employee by: (i) calculating the annual total compensation described above for each of our employees, (ii) ranking the annual total compensation of all employees except for the CEO from lowest to highest (a list of 164 employees), and we used ranked employee number 82 on the list as our (“Median Employee”). In 2020, we experienced a minimal decrease in our headcount. The annualized total compensation for fiscal year 2020 for our CEO was $4,249,077 and for the Median Employee was $127,927. We estimate that the resulting ratio of our CEO’s pay to the pay of our Median Employee for fiscal year 2020 is 33 to 1.
Compensation of Directors Summary Table
DIRECTOR COMPENSATION
2020 Director Compensation Table

The following table presents and summarizes the compensation of our non-employee directors for service during 2020.

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (12)		Option Awards ($) (12)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter S. Greenleaf (1)	98,750	—		—		—	—	—	98,750
Mark A. Sirgo, PharmD. (2)	45,000	33,120	(3)	99,840	(4)	—	—	—	177,960
Frank E. O’Donnell, Jr. (5)	27,692	—		—		—	—	—	27,692
W. Mark Watson (6)	66,557	—		—		—	—	—	66,557
Todd C. Davis (7)	75,000	—		—		—	—	—	75,000
Kevin Kotler (8)	62,500	—		—		—	—	—	62,500
Vanila Singh, M.D. MAMC (9)	58,253	55,894	(10)	168,497	(11)	—	—	—	282,644
_________
(1)Mr. Greenleaf holds 64,164 unexercised options and 52,500 unvested RSUs.
(2)Dr. Sirgo holds 70,500 unexercised options and 4,000 unvested RSUs.
(3)The stock awards disclosed in this item consists of 8,000 RSUs issued in 2020 with a FMV of $4.14 for serving on the board which half vested in 2020 and the remaining half vest in 2021.
(4)The stock options disclosed in this item consists of 48,000 options granted in 2020 with a FMV of $2.08 which half vested in 2020 and the remaining half vest in 2021.
(5)Dr. O'Donnell, who retired from our Board of Directors in May 2020, holds a remaining 30,000 unvested RSUs.
(6)Mr. Watson holds 54,740 unexercised options and 45,000 unvested RSUs.
(7)Mr. Davis holds 48,123 unexercised options and 45,000 unvested RSUs.
(8)Mr. Kotler holds 22,500 unexercised options and 45,000 unvested RSUs.
(9)Dr. Vanila Singh holds 177,008 unexercisable options and 17,417 unvested RSUs.
(10)The stock awards disclosed in this item consists of 13,501 RSUs issued in 2020 with a FMV of $4.14 for serving on the board which half vested in 2020 and the remaining half vest in 2021.
(11)The stock options disclosed in this item consists of 81,008 options issued in 2020 with a FMV of $2.08 for serving on the board which half vested in 2020 and the remaining half vest in 2021.
(12)The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board Account Standards Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to our Consolidated Financial Statements for the year ended December 31, 2020 included in our Annual Report.
Narrative to Director Compensation
The Compensation Committee of our board of directors reviews the Director Remuneration Policy, which establishes the compensation our directors earn for serving on our board of directors and individual committees. The policy during 2020 follows (all annual cash retainers are paid quarterly in arrears):
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
•8,000 restricted stock units of our common stock per year, to each director, which half vest in the first open window following the filing of the Company's Quarterly Report on Form 10-Q after the grant, and the remaining half vest in the first open window following the Company's Annual Meeting of Stockholders in the subsequent year.
•5,000 additional restricted stock units of our common stock per year to the Lead Director, which half vest in the first open window following the filing of the Company's Quarterly Report on Form 10-Q after the grant, and the remaining half vest in the first open window following the Company's Annual Meeting of Stockholders in the subsequent year.
•48,000 stock options of our common stock per year, to each director, which half vest in the first open window following the filing of the Company's Quarterly Report on Form 10-Q after the grant, and the remaining half vest in the first open window following the Company's Annual Meeting of Stockholders in the subsequent year.
•5,000 additional stock options of our common stock per year to the Lead Director, which half vest in the first open window following the filing of the Company's Quarterly Report on Form 10-Q after the grant, and the remaining half vest in the first open window following the Company's Annual Meeting of Stockholders in the subsequent year.
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
Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
We employed six executive officers, each of whom served as a “Named Executive Officer” (or NEO) for purposes of SEC reporting during 2020: (1) Jeffrey Bailey, our Chief Executive Officer; (2) Terry Coelho, our Executive Vice President and Chief Financial Officer; (3) Scott Plesha, our President and Chief Commercial Officer; (4) Dr. Thomas Smith, our Chief Medical Officer; (5) James Vollins, our General Counsel, Chief Compliance Officer and Corporate Secretary; and (6) Herm Cukier, our former Chief Executive Officer who served until May 2020.
This Compensation Discussion and Analysis sets forth a discussion of the compensation for our NEOs as of December 31, 2020 as well as a discussion of our philosophies underlying the compensation for our NEOs and our employees generally.

Objectives of Our Compensation Program
The Compensation Committee’s philosophy seeks to align the interests of our stockholders, officers and employees by tying compensation to individual performance and the Company’s performance, both short-term in the form of salary and annual cash bonus payments, and long-term in the form of incentive equity awards. Our compensation programs enhance our ability to achieve the following objectives, in each case in a manner consistent with companies comparable to ours:
•attract and retain qualified and talented individuals;
•share the risks and rewards of our business with our NEOs and employees; and
•provide reasonable and appropriate incentives to our team for building long-term value within our company.
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
The companies that comprise our peer group are selected and reviewed no less frequently than biennially. The current peer group used to evaluate compensation for the fiscal year ended December 31, 2020 was approved by the Compensation Committee in September 2019 and includes the following companies:

Company
Adamis Pharmaceuticals Corporation	Flexion Therapeutics, Inc,
ANI Pharmaceuticals, Inc.	Neos Therapeutics, Inc.
Antares Pharma, Inc.	OptiNose, Inc.
Aquestive Therapeutics, Inc.	Rigel Pharmaceuticals, Inc.
Assertio Holdings, Inc.	Supernus Pharmaceuticals, Inc.
Collegium Pharmaceutical	Vanda Pharmaceuticals, Inc.
Eagle Pharmaceuticals, Inc.
With respect to our employees and non-senior management, we will also take into consideration regional market data in determining appropriate compensation packages, and we have relied on WTW to provide us with such data.
Elements of Our Compensation Program and Why We Chose Each
Main Compensation Components
Our company-wide compensation program, in which our NEOs also participate, is broken down into four main components: base salary, performance cash bonuses, long-term compensation in the form of stock options and/or restricted stock units (or RSUs) and benefit programs. We believe these components constitute the minimum essential elements of a competitive compensation package in our industry. We also provide each of our executive officers with severance and change in control arrangements because we believe that, in a competitive market for talent, severance arrangements are necessary to attract and retain high quality executives. In addition, the change in control benefit allows and incentivizes executives to maintain their focus on our business during a period when they otherwise might be distracted.
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
Performance Cash Bonus Plan
We have a performance cash bonus plan under which bonuses are paid to our NEOs based on achievement of our performance goals and objectives established by the Compensation Committee and/or our board of directors as well as on individual performance. The bonus program is intended to: (i) strengthen the connection between individual compensation and company-wide achievements; (ii) encourage teamwork among all disciplines within our company; (iii) reinforce our pay-for-performance philosophy by awarding higher bonuses to higher performing employees; and (iv) help ensure that our cash compensation is competitive.
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
Depending on our company’s cash position, the Compensation Committee and our board of directors have the discretion after consulting with our NEOs to not pay (or pay more limited) cash bonuses in order that we may conserve cash and support commercialization efforts. Regardless of our cash position, we consistently grant annual merit-based stock options (and, more recently in the case of senior executives, RSUs) to continue incentivizing both our senior management and our employees as described below.
Equity Incentive Compensation
We view long-term compensation as a tool to align the interests of our NEOs and employees generally with the creation of stockholder value, to motivate our employees to achieve and exceed corporate and individual objectives and to encourage them to remain employed by us. Our current equity program consists of stock options and RSUs, which generally vest in annual increments over three years and performance-based awards as described below. While cash compensation is a significant component of employees’ overall compensation, the Compensation Committee and our board of directors (as well as our NEOs) believe that the driving force of any employee working in a growing pharmaceutical company should be strong equity participation. We believe that this not only creates the potential for substantial longer term corporate value but also serves to motivate employees and retain their loyalty and commitment with appropriate personal compensation over a longer period of time.
Time-based vesting. The Compensation Committee believes that because time-vested stock options and RSUs have a three-year vesting schedule that begins one year after the date of the award, the equity grants constitute a significant retention incentive and a tool to foster continuity of management, an important factor for a company with a relatively low number of employees.
Performance-based vesting. Based on the Compensation Committee’s review in 2017 of market practices, pronouncements by corporate governance advisory services and discussions with our institutional investors, one-half of the annual equity awards granted to senior executives (including our NEOs) in February 2018, were performance-based RSUs that vest over a three-year period based on the level of achievement of specified predetermined net revenue and operating income targets, with the remaining one-half being time-vested as described above.
In January 2021, the Compensation Committee determined that the remaining 1/3rd of the 2018 performance-based RSUs would vest at a rate of 100% according to the achievement of the aforementioned targets. Such RSUs will be settled in the first open window after the filing of our Annual Report on Form 10-K.
During 2019 and 2020, we granted solely time-based equity incentive awards.
Post-Termination Payments
In addition to the main components of compensation outlined above, we also provide contractual severance and/or change in control benefits to the NEOs. The change in control benefits for all applicable persons has a “double trigger.” A double-

trigger means that the executive officers will receive the change in control benefits described in the agreements only if there is both (1) a Change in Control of our company (as defined in the agreements) and (2) a termination by us of the applicable person’s employment “without cause” or a resignation by the applicable persons for “good reason” (as defined in the agreements) within a specified time period prior to or following the Change in Control. We believe this double trigger requirement creates the potential to maximize stockholder value because it prevents an unintended windfall to management as no benefits are triggered solely in the event of a Change in Control while providing appropriate incentives to act in furtherance of a change in control that may be in the best interests of the stockholders. We believe these severance or change in control benefits are important elements of our compensation program that assist us in retaining talented individuals at the executive and senior management levels and that these arrangements help to promote stability and continuity of our executives and senior management team. We also believe that the interests of our stockholders will be best served if the interests of these members of our management are aligned with theirs. Furthermore, we believe that providing change in control benefits lessens or eliminates any potential reluctance of members of our management to pursue potential change in control transactions that may be in the best interests of the stockholders. Finally, we believe that it is important to provide severance benefits to members of our management to promote stability and to focus on the job at hand.
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
The performance cash bonus framework sets forth target bonus opportunities, as a percentage of salary, based on the level of responsibility of the position, ranging up to 70% of salary for Jeffrey Bailey, our CEO, up to 50% of salary for our NEOs and up to 30% of salary for certain other officers. In setting these percentages, the Compensation Committee determined that the above percentages were reasonable and in line with our peer group. Each employee has the opportunity to achieve a targeted amount, depending on how corporate goals and objectives are achieved, with variances on an “employee by employee” basis to be determined by our Compensation Committee in consultation with senior executives and employees’ direct reports.
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
For a discussion of equity awards made in early 2021, see “Equity Awards in January 2021” under “Compensation Decisions For Performance in 2020” below.
Equity Grant Practices
All stock options and/or RSUs granted to the NEOs and other executives are approved by the Compensation Committee. Exercise prices for options are set as the closing price of our common stock on the Nasdaq Capital Market on the date of grant. RSUs granted as a specific dollar value are valued using the closing stock price on the date of grant. Grants are generally made: (i) with respect to new hire grants, on the employee’s start date and (ii) with respect to annual grants, at board of director meetings held each January or February and following annual performance reviews. However, grants have been made at other times during the year. The size of year-end grants for each NEO is assessed against our internal equity guidelines. Current market conditions for grants for comparable positions and internal equity may also be assessed. Also, grants may be made relating to promotions or job-related changes in responsibilities. In addition, on occasion, the Compensation Committee may make special awards for extraordinary individual or our company performance. Annual merit-based typically vest over three years.
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
We paid consultant fees to WTW of $0.1 million in 2020. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.
Compensation Decisions for Performance in 2020
General Assessment of Management Performance in 2020
The Compensation Committee and our board of directors conducted the performance and compensation review for 2020 in January 2021. The Compensation Committee compared performance as elaborated below.
These non-weighted key corporate objectives for 2020 included the following:
(1) Key financial objectives including targeted revenue of $155 million, (2) commercial objectives including BELBUCA sales of $138 million, (3) EBITDA of 21% of Net Sales, and (4) organizational objectives across supply chain, finance, business development and IT.
The Compensation Committee determined that the Company had achieved 100% of all 2020 key objectives as established and exceeded expectations of targeted performance measures.
2020 Cash Bonus Calculations
After reviewing the achievement of the corporate goals and objectives for 2020 as noted above, and after taking into account the individual performance ratings of each NEO, the Compensation Committee determined that all NEOs should be awarded a cash bonus between 100-110% of their target. A cash bonus pool, equal to 105% of the aggregate of individual bonus opportunities of all other employees, was established with our executives having the authority to award individual bonuses from that pool with respect to these employees who reported to them. The cost of all such cash bonuses for 2020 performance (and paid in March 2021) was approximately $1.0 million for NEOs and approximately $1.2 million for employees.
Equity Awards in January 2021
On January 27, 2021, the total amount of stock options awarded to our NEOs and senior executives was 1,446,737 which options vest annually in one-third equal increments beginning one year after the date of grant and had an approximate Black Scholes value of $3.0 million.
The total amount of the RSUs awarded to our NEOs and senior executives was 262,369 having an approximate value on the date preceding the grant of $1.0 million based on a share price of $3.84.
All RSUs and stock options awarded in January 2021 were granted pursuant to the Plan.
Individual Compensation related to 2020 performance objectives are as follows:

Name	Title	2020 Base Salary	2020 Target Bonus (%)	2020 Actual Bonus (%) of Target	2020 Actual Bonus ($)	# of Stock Options	# of RSUs
Jeffrey Bailey (1)	Chief Executive Officer and Director	$650,000	—%	—%	$—	—	—
Terry Coelho	Executive Vice President and Chief Financial Officer and Treasurer	$399,245	45%	110%	$207,508	344,632	62,500
Scott Plesha	President and Chief Commercial Officer	$394,060	45%	100%	$186,193	348,222	63,151
Tom Smith	Chief Medical Officer	$376,300	40%	100%	$158,046	287,194	52,083
Jim Vollins	General Counsel, Chief Compliance Officer and Corporate Secretary	$375,000	45%	110%	$194,906	269,244	48,828
(1) Mr. Bailey is eligible for a target bonus beginning in 2021.

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
Pursuant to the General Release Agreement, Mr. Cukier (i) received (a) a one-time payment of $1,217,438, which was equal to two times his annual base salary; (b) a one-time payment of $236,003, which was equal to his prorated 2020 bonus; (c) a one-time payment of $45,917 for unused paid time off; (d) a one-time payment of $2,360 for benefits and (e) a one-time payment of $100,338 in exchange for waiving the 60-day advance notice provision included in Mr. Cukier's original employment.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of March 9, 2021, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of BioDelivery Sciences International, Inc., 4131 ParkLake Avenue, Suite #225, Raleigh, NC 27612.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class as of March 9, 2021, (1)
Deerfield Management Company, L.P. (2)	9,530,000	9.44%
Blackrock Inc. (3)	8,214,641	8.13%
Broadfin Capital, LLC (4)	6,777,912	6.55%
Nantahala Capital Management (5)	5,123,671	5.07%
Jeffrey Bailey (6)	234,303	*
Mary Theresa Coelho (7)	115,877	*
Scott M. Plesha (8)	516,065	*
Thomas Smith, M.D. (9)	221,787	*
James Vollins (10)	62,045	*
Peter S. Greenleaf (11)	93,952	*
Mark A. Sirgo, Pharm.D. (12)	1,137,595	1.13%
W. Mark Watson (13)	85,219	*
Todd C. Davis (14)	240,146	*
Kevin Kotler (15)	6,777,912	6.55%
Vanila Singh, M.D. MAMC (16)	84,588	*
All Directors and Officers as a group (11 persons)	9,569,489	9.16%
_____________
*    Less than 1%
(1)Based on 100,861,848 shares of Common Stock outstanding as of March 9, 2021 and shares beneficially owned by the referenced parties as described below.
(2)Based on 13G/A filed by Deerfield Management Company, L.P. with the SEC on February 12, 2021. The address for Deerfiled Management Company, L.P. is 345 Park Avenue South, 12th Floor, New York, NY 10010.
(3)Based on 13G/A filed by Blackrock Inc. with the SEC on January 29, 2021. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(4)Based on Form 4 filed jointly by Broadfin Capital, LLC and Kevin Kotler with the SEC on August 11, 2020. Includes 2,422,223 shares of Common Stock issuable upon conversion of 436 shares of Series B Preferred Stock beneficially owned by Broadfin Capital LLC. The address for Broadfin Capital, LLC and Kevin Kotler is 200 Broadhollow Road, Suite 207, Melville, NY 11747.
(5)Based on 13G/A filed by Nantahala Capital Management with the SEC on February 16, 2021. The address for Natahala Capital Management is 130 Main St, 2nd Floor, New Canaan, CT 06840.
(6)Mr. Bailey is our Chief Executive Officer and a director.
(7)Ms. Coelho is our Executive Vice President and Chief Financial Officer.
(8)Mr. Plesha is our President and Chief Commercial Officer
(9)Dr. Smith is our Chief Medical Officer

(10)Mr. Vollins is our General Counsel, Chief Compliance Officer and Corporate Secretary.
(11)Mr. Greenleaf is our Chairman of the Board and a director.
(12)Dr. Sirgo is a director.
(13)Mr. Watson is a director.
(14)Mr. Davis is a director.
(15)Mr. Kotler is a director.
(16)Dr. Vanila Singh is a director.
The following table sets forth, as of March 9, 2021, each of our directors and executive officers, (i) shares owned, (ii) options exercisable within 60 days, and (iii) RSUs vesting within 60 days, as included in the beneficial ownership table. Additionally, (i) options unexercisable and (ii) RSUs unvested are disclosed.

	Included in beneficial ownership table					Not included in beneficial ownership table
Name of Director or Officer	Shares owned		Options exercisable within 60 days	RSUs vesting within 60 days	Total	Options unexercisable	RSUs unvested
Jeffrey Bailey	35,567		193,403	5,333	234,303	969,402	176,234
Mary Theresa Coelho	30,619		85,258	—	115,877	479,445	101,215
Scott M Plesha	258,206		216,191	41,668	516,065	535,607	98,224
Thomas Smith , M.D.	19,954		201,833	—	221,787	443,174	74,847
James Vollins	—		62,045	—	62,045	401,494	69,268
Peter S Greenleaf	59,788		34,164	—	93,952	30,000	52,500
Mark A Sirgo, Pharm.D.	1,091,095		46,500	—	1,137,595	24,000	4,000
W. Mark Watson	52,979		32,240	—	85,219	22,500	45,000
Todd C Davis	214,523		25,623	—	240,146	22,500	45,000
Kevin Kotler	6,777,912	(1)	—	—	6,777,912	22,500	45,000
Vanila Singh, M.D. MAMC	12,084		72,504	—	84,588	104,504	17,417

(1)Includes 2,422,223 shares of Series B Non-Voting Convertible Stock which are held in the account of Broadfin Healthcare Master              Fund, Ltd., a private investment fund managed by Broadfin Capital, LLC, and may be deemed to be beneficially owned by Mr. Kotler, managing member of Broadfin Capital, LLC. Includes 4,355,689 shares owned by Broadfin, Capital LLC.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table indicates shares of common stock authorized for issuance under our 2019 Stock Option Incentive Plan as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	8,001,725	4.55	10,588,973
Equity compensation plans not approved by security holders	—	—	—
Total	8,001,725	4.55	10,588,973
(1)Includes 2,919,424 shares of common stock underlying options previously granted under our 2011 Equity Incentive Plan, as amended, which are still exercisable despite the fact that such plan expired July 2019.
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
Item 14.    Principal Accountant Fees and Services.
Audit Fees. The aggregate fees billed by Ernst & Young for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 totaled $345,000.
The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 totaled $234,000.
The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for audit-related fees for the years ended December 31, 2020 and 2019 were $30,600 and $105,775, respectively. The fees were provided in consideration of services consisting of review and update procedures associated with registration statements and other SEC filings.
Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance for the years ended December 31, 2020 and 2019 were $88,150 and $39,550, respectively. The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance for the year ended December 31, 2019 was $42,829. The fees were provided in consideration of services consisting of preparation of tax returns and related tax advice.
All Other Fees. None
The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and non-audit services provided by Ernst & Young in 2020. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any audit-related services arising during the year that were not pre-approved by the Audit Committee. Any non-audit service must be approved by the full Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing services provided by Ernst & Young.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

Number	Description

3.1	Second Amended and Restated By-laws of the Company, adopted on November 17, 2017, filed with Form 8-K, dated November 17, 2017.
3.2	Certificates of Amendments, as amended, dated July 25, 2019, filed with 10-Q, dated August 8, 2019.
3.3	Form of certificate of Validation of the Company, filed with 8K, dated July 24, 2020.
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, as amended, filed with 8K, July 24, 2020.
4.1*	Description of the registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1+	Sublicensing Consent, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc., filed with Form 8-K, dated August 9, 2006.
10.2+	Sublicensing Consent dated September 5, 2007, between Arius Pharmaceuticals, Inc. and Arius Two, Inc., filed with Form 8-K, dated September 10, 2007.
10.3+	License Agreement dated, September 5, 2007, by and between Arius Two, Inc., and Arius Pharmaceuticals, Inc., filed with Form 8-K, dated September 10, 2007.
10.4	Assignment of Patent and Trademarks, dated September 5, 2007, filed with Form 8-K, dated September 10, 2007.
10.5	Amendment Consent (EU), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc., filed with Form 8-K, January 6, 2009.
10.6	2011 Equity Incentive Plan, filed with PRE14A, dated June 1, 2011.
10.7	Amendment No. 1 to 2011 Equity Incentive Plan, filed with PRE14A, dated June 12, 2013.
10.8	Amendment No. 2 to 2011 Equity Incentive Plan, filed with PRE14A, dated June 10, 2014.
10.9	Amendment No. 3 to 2011 Equity Incentive Plan, filed with DEF14A, dated June 5, 2015.
10.10	Amendment No. 4 to 2011 Equity Incentive Plan, filed with DEF14A, dated November 1, 2017.
10.11	Form of Incentive Stock Option Agreement under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.12	Form of Nonqualified Stock Option Agreement for Company Employees under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.13	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.14	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.15	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.16	Form of Performance Restricted Stock Unit Award Agreement for Company Employees under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.17	Form of Director Indemnification Agreement, by and between the Company and each of the Directors of the Company, filed with Form 8-K, dated February 6, 2018.
10.18	Employment Agreement, dated May 2, 2018, between the Company and Herm Cukier, filed with Form 8-K, dated May 8, 2018.
10.19	Director Indemnification Agreement, dated May 2, 2018, by and between the Company and Herm Cukier, filed with Form 8-K, dated May 8, 2018.

10.20	Confidentiality, Intellectual Property and Non-Competition Agreement, dated May 2, 2018, between the Company and Herm Cukier, filed with Form 8-K, dated May 8, 2018.
10.21	Conditional Offer of Employment, dated July 20, 2018, between the Company and Thomas Smith, filed with Form 10-Q, dated November 8, 2018.
10.27+	Exclusive License Agreement dated, April 4, 2019, between the Company and Shionogi, Inc.,filed with Form 8-K, dated April 10, 2019.
10.23	Loan Agreement dated May 23, 2019 between the Company and Biopharma Credit PLC, filed with Form 10-Q, dated August 8, 2019.
10.24	2019 Stock Option and Incentive Plan, filed with DEF14A, dated June 17, 2019.
10.25	Form of Incentive Stock Option Agreement under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.26	Form of Nonqualified Stock Option Agreement for Company Employees under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.27	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.28	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.29	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.30	First Amendment to Offer Letter, dated October 21, 2020, between the Company and James Vollins*.
10.31	First Amendment to Offer Letter, dated November 3, 2020, between the Company and Terry Coelho*.
10.32	First Amendment to Promotion Letter, dated November 4, 2020, between the Company and Scott Plesha*.
10.33	Amended and Restated Employment Agreement, dated November 4, 2020, between the Company and Jeffrey Bailey*.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young
23.2*	Consent of Cherry Bekaert LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
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
Item 16. Form 10-K Summary

None.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BioDelivery Sciences International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioDelivery Sciences International, Inc. and Subsidiaries (the Company) as of December 31, 2020, the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Reserves for Medicaid rebates and product returns related to product sales
Description of the Matter
The Company sells pharmaceutical drugs primarily to national wholesalers, which in turn may resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, government agencies and other third parties. As described in Note 1 to the consolidated financial statements, the Company recognizes product sales net of estimated allowances for Medicaid accrued rebates (including Medicaid rebates) and product returns among other rebates and discounts. At December 31, 2020, the Company had $34.2 million in accrued rebates and $5.1 million in accrued returns, which are a component of accounts payable and accrued liabilities. The Company establishes allowances for estimated Medicaid rebates and returns based on numerous qualitative and quantitative factors, including the number of and specific contractual terms of agreements with customers, the estimated levels of inventory in the distribution channel, the historical rebates and returns of products, direct communication with customers, anticipated introduction of competitive products or generics, anticipated pricing strategy changes by the Company and/or its competitors, analysis of prescription data gathered by a third-party prescription data providers, the impact of changes in state and federal regulations and the estimated remaining shelf life of products.

Auditing the Medicaid rebate program accrual was complex and judgmental due to the subjectivity and level of uncertainty in the estimates and assumptions. In particular, management was required to estimate the portion of product that is expected to be subject to the rebate and the applicable unit rebate amount. The portion of product that is expected to be subject to the rebate is based on internal and external information to determine product distribution channels, payer mix and prescription volumes. The pricing of covered products under Medicaid is subject to complex calculations and involves interpretation of government rules, regulations and policies as well as adjustments based on current trends in utilization

Auditing the Company’s measurement of the returns accrual also required significant auditor judgement because the calculation involved subjective management assumptions about the number of units that could be returned in future periods under the Company’s return policy. The estimate was based on historical return trends by product or return trends of similar products as well as adjustments based on qualitative factors.
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s revenue process, including controls over the development of standalone selling prices.
How We Addressed the
Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company's process for calculating the Medicaid rebate and product return accruals including controls over management’s review of the significant assumptions and other inputs used in the estimates.

To test the Medicaid rebate accrual, we performed substantive audit procedures that included, among others, evaluating the methodologies used, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to third-party reports used by the Company to estimate product remaining in the distribution channel and historical payer mix data for its products. We involved our Government Contract Services specialist to assess the consistency of the Company’s calculation with applicable government regulations and policy. We also assessed management’s estimates by evaluating the historical activity of Medicaid rebates and subsequent payments.

To test the returns accrual, our audit procedures included, among other procedures, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the significant assumptions used by management to estimate its reserves. We assessed management’s estimates by evaluating current and future market events, based on our knowledge of the industry and other macro-economic considerations. We also performed sensitivity analyses to determine the effect of changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.
Raleigh, NC
March 11, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BioDelivery Sciences International, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited BioDelivery Sciences International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BioDelivery Sciences International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of BioDelivery Sciences International, Inc. and Subsidiaries as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended, and the related notes and financial statement schedule and our report dated March 11, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Raleigh, NC
March 11, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BioDelivery Sciences International, Inc.

Opinions on the Financial Statements
We have audited the accompanying consolidated balance sheets of BioDelivery Sciences International, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2019, the related notes, and Schedule II – Valuation and Qualifying Accounts and Reserves (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s independent registered public accounting firm from 2003 to 2019.

Raleigh, North Carolina
March 12, 2020

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$111,584	$63,888
Accounts receivable, net	48,150	38,790
Inventory, net	17,443	11,312
Prepaid expenses and other current assets	5,208	3,769
Total current assets	182,385	117,759
Property and equipment, net	1,418	2,075
Goodwill	2,715	2,715
License and distribution rights, net	53,376	60,309
Other intangible assets, net	—	47
Total assets	$239,894	$182,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,995	$53,993
Total current liabilities	52,995	53,993
Notes payable, net	78,452	58,568
Other long-term liabilities	213	580
Total liabilities	131,660	113,141
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; 2,714,300 shares issued; Series A Non-Voting Convertible Preferred Stock. $0.001 par value, 0 and 2,093,155 shares outstanding at December 31, 2020 and December 31, 2019, respectively; Series B Non-Voting Convertible Preferred Stock, $0.001 par value, 443 and 618 shares outstanding at December 31, 2020 and December 31, 2019 respectively.	—	2
Common Stock, $.001 par value; 235,000,000 and 175,000,000 shares authorized at December 31, 2020 and December 31, 2019 respectively; 101,417,441 and 96,189,074 shares issued;101,354,447 and 96,173,583 shares outstanding at December 31, 2020 and December 31, 2019, respectively.	104	96
Additional paid-in capital	449,264	436,306
Treasury stock, at cost, 62,994 and 15,491 shares as of December 31, 2020 and December 31, 2019, respectively	(252)	(47)
Accumulated deficit	(340,882)	(366,593)
Total stockholders’ equity	108,234	69,764
Total liabilities and stockholders’ equity	$239,894	$182,905
See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product sales, net	$154,574	$107,888	$51,410
Product royalty revenues	1,897	3,341	3,389
Contract revenue	—	160	841
Total revenues	156,471	111,389	55,640
Cost of sales	24,665	21,590	15,783

Expenses:
Research and development	—	—	4,903
Selling, general and administrative	98,827	86,063	58,602
Total expenses	98,827	86,063	63,505
Income (loss) from operations	32,979	3,736	(23,648)
Interest expense, net of interest income	(7,013)	(19,040)	(10,192)
Other (expense) income, net	(3)	4	(14)
Income (loss) before taxes	25,963	(15,300)	(33,854)
Income tax expense	(252)	(5)	(13)
Net income (loss)	25,711	(15,305)	(33,867)
Beneficial conversion feature of convertible preferred stock	—	—	(12,500)
Net income (loss) attributable to common stockholders	$25,711	$(15,305)	$(46,367)
Basic:
Weighted average common stock shares outstanding	99,830,520	83,213,704	63,165,063
Basic income (loss) per share	$0.26	$(0.18)	$(0.73)
Diluted:
Diluted weighted average common stock shares outstanding	105,062,522	83,213,704	63,165,063
Diluted income (loss) per share	$0.24	$(0.18)	$(0.73)
See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2018	2,093,155	$2	—	$—	55,904,072	$56	$313,922	$(47)	$(305,056)	$8,877
Stock-based compensation	—	—	—	—	—	—	5,941	—	—	5,941
Stock option exercises	—	—	—	—	350,441	—	670	—	—	670
Restricted stock awards	—	—	—	—	1,733,731	2	(2)	—	—	—
Common stock issuance upon retirement	—	—	—	—	2,249,925	2	(2)	—	—	—
Series B issuance, net of issuance costs	—	—	5,000	—	—	—	47,986	—	—	47,986
Series B conversion to Common Stock	—	—	(1,900)	—	10,555,556	11	(11)	—	—	—
Series B beneficial conversion feature	—	—	—	—	—	—	12,500	—	(12,500)	—
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	135	135
Net loss	—	—	—	—	—	—	—	—	(33,867)	(33,867)
Balances, December 31, 2018	2,093,155	$2	3,100	$—	70,793,725	$71	$381,004	$(47)	$(351,288)	$29,742
Stock-based compensation	—	—	—	—	—	—	5,418	—	—	5,418
Stock option exercises	—	—	—	—	799,800	—	2,319	—	—	2,319
Restricted stock awards	—	—	—	—	806,661	1	(1)	—	—	—
Series B conversion to Common Stock	—	—	(2,482)	—	13,788,888	14	(14)	—	—	—
Equity offering, net of finance costs	—	—	—	—	10,000,000	10	47,580	—	—	47,590
Net loss	—	—	—	—	—	—	—	—	(15,305)	(15,305)
Balances, December 31, 2019	2,093,155	$2	618	$—	96,189,074	$96	$436,306	$(47)	$(366,593)	$69,764

Balances, December 31, 2019	2,093,155	$2	618	$—	96,189,074	$96	$436,306	$(47)	$(366,593)	$69,764
Stock-based compensation	—	—	—	—	—	—	9,595	—	—	9,595
Stock option exercises	—	—	—	—	1,400,003	1	3,369	—	—	3,370
Restricted stock awards	—	—	—	—	762,987	4	(4)	—	—	—
Series A conversion to Common Stock	(2,093,155)	(2)	—	—	—	—	—	—	—	(2)
Series B conversion to Common Stock	—	—	(175)	—	3,065,377	3	(2)	—	—	1
Share repurchase	—	—	—	—	—	—	—	(205)	—	(205)
Net income	—	—	—	—	—	—	—	—	25,711	25,711
Balances, December 31, 2020	—	$—	443	$—	101,417,441	$104	$449,264	$(252)	$(340,882)	$108,234
See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS, IN THOUSANDS)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$25,711	$(15,305)	$(33,867)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation	538	1,846	740
Accretion of debt discount and loan costs	320	11,508	4,138
Amortization of intangible assets	6,981	6,981	5,157
(Recovery from) provision for inventory obsolescence	1,870	197	(56)
Impairment loss on equipment	—	—	78
Stock-based compensation expense	9,595	5,416	5,941
Deferred income taxes	—	—	40
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(9,360)	(25,163)	(4,640)
Inventories	(8,001)	(6,102)	741
Prepaid expenses and other assets	(1,439)	(581)	422
Accounts payable and accrued expenses	(1,234)	32,275	(2,807)
Net cash flows provided by (used in) operating activities	24,981	11,072	(24,113)
Investing activities:
Product acquisitions	—	(30,685)	(1,951)
Acquisitions of equipment	(13)	(79)	(112)
Net cash flows used in investing activities	(13)	(30,764)	(2,063)
Financing activities:
Proceeds from exercise of stock options	3,369	2,321	670
Proceeds from issuance of common stock, less underwriters discount	—	48,000	—
Proceeds from issuance of Series B preferred stock	—	—	50,000
Payment on note payable	—	(67,346)	—
Proceeds from notes payable	20,000	59,987	—
Equity finance costs	—	(410)	(1,417)
Payment of deferred financing fees	(436)	—	(450)
Loss on refinancing of former debt	—	(2,794)	—
Payment on share repurchase	(205)	—	—
Net cash flows provided by financing activities	22,728	39,758	48,803
Net change in cash and cash equivalents	47,696	20,066	22,627
Cash and cash equivalents at beginning of year	63,888	43,822	21,195
Cash and cash equivalents at end of year	$111,584	$63,888	$43,822
Cash paid for interest	$6,979	$6,809	$6,053
Cash paid for income taxes	$250	$—	$—
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
The Company is a rapidly growing specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions. The Company has built a portfolio of products that includes utilizing its novel and proprietary BioErodible MucoAdhesive, or BEMA, drug-delivery technology to develop and commercialize new applications of proven therapies aimed at addressing important unmet medical needs. The Company commercializes its products in the U.S. using its own sales force while working in partnership with third parties to commercialize its products outside the U.S.
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
Concentration of risks
Concentration of customers
The following customers accounted for 10% or more of total net revenue for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Customers	2020	2019	2018
	%	%	%
A	33%	34%	31%
B	34%	33%	32%
C	27%	27%	28%

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
Concentration of suppliers
The following suppliers accounted for 10% of more of inventory purchases for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Suppliers	2020	2019	2018
	$	$	$
A	17,429	8,142	8,310
B	3,756	1,755	3,833
C	2,603	11,218	*
*Represents less than 10% of inventory purchases for the years ended December 31, 2020, 2019 and 2018.
Concentrations of credit risk
Cash and cash equivalents consist of operating and money market accounts. Cash equivalents are carried at cost which approximates fair value due to their short-term nature. The Company considers all highly-liquid investments with an original maturity of 90 days or less to be cash equivalents.
The Company places cash on deposit with financial institutions in the United States that management believes are of high credit quality. The Federal Deposit Insurance Corporation ("FDIC") covers $0.25 million for substantially all depository accounts.
The Company is exposed to credit risk in the event of default by the financial institution to the extent that cash and cash equivalent balances recorded in the balance sheets are in excess of the amounts that are insured by the FDIC. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions.
Liquidity
At December 31, 2020, the Company had cash of approximately $111.6 million. The Company generated $25.0 million of cash in operations during the year ended December 31, 2020 and had stockholders’ equity of $108.2 million, versus stockholders’ equity of $69.8 million at December 31, 2019. The Company believes that it has sufficient current cash to manage the business as currently planned.
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
Accounts receivable
The Company's accounts receivable balance consists of amount due from product sales. Receivables are recorded net of allowances for trade discounts, distribution fees, prompt pay discounts, and doubtful accounts.
The Company performs ongoing credit evaluations and does not require collateral. As appropriate, the Company establishes provisions for potential credit losses. The Company recorded $0.01 million in allowances for doubtful accounts as of December 31, 2020. There were no allowances for doubtful accounts in 2019. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.

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
On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis more than the expected net realizable value and inventory that is more than expected demand based upon projected product sales. The Company recorded $2.3 million and $0.4 million in reserves for inventory obsolescence as of December 31, 2020 and 2019, respectively. The 2019 reserve includes an additional $0.2 million associated with the discontinuation of marketing of BUNAVAIL.
Inventory is composed of the following at December 31:

	2020	2019
Raw Materials & Supplies	$3,389	$624
Work-in-process	9,949	6,198
Finished Goods	6,359	4,874
Inventory Reserve	(2,254)	(384)
Total Inventories	$17,443	$11,312
Property and equipment
The Company records property and equipment at cost less accumulated depreciation, which is computed on a straight-line basis over its estimated useful lives, generally 3 to 10 years.
The Company evaluates the carrying value of equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. In connection with the discontinuation of the marketing of BUNAVAIL, the company recorded an additional $1.5 million and $1.5 million of depreciation related to certain equipment used in the production of BUNAVAIL, during 2020 and 2019, respectively. The Company has certain manufacturing equipment that isn’t currently in production, which has been deemed idle. The Company impaired certain obsolete office equipment totaling $0.3 million during the year ended December 31, 2020. There was no impairment of equipment recorded during the year ended 2019.
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
There were no impairment charges recognized on finite lived intangibles in 2020, 2019 or 2018.
Intangible assets with finite useful lives are amortized over the estimated useful lives as follows:

Estimated Useful Lives
Licenses	15 years
BELBUCA license and distribution rights	10 years
Symproic license and distribution rights	12 years
Goodwill is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the evaluation of the potential impairment of goodwill, either a

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that it is more likely than not that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether it is more likely than not that impairment has occurred, a quantitative evaluation is performed. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. There were no goodwill impairment charges in 2020, 2019 or 2018.
Revenue recognition
The Company recognizes revenue in accordance with ASC, Topic 606, Revenue from Contracts with Customers ("ASC606"), which was adopted on January 1, 2018, using the modified retrospective transition method.
Product sales
Product sales amounts relate to sales of BELBUCA, Symproic and formerly BUNAVAIL. The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations. Generally, there is no post-shipment obligation on product sold. The Company discontinued marketing of BUNAVAIL in June 2020.
Product royalty revenues
Product royalty revenue amounts are based on sales revenue of the PAINKYL™ product under the Company’s license agreement with TTY and the BREAKYL™ product under the Company’s license agreement with Meda AB, which was acquired by Mylan N.V. (which we refer to herein as Mylan). Product royalty revenues are recognized when control of the product is transferred to the license partner in an amount that reflects the consideration expected to be received. Supplemental sales-based product royalty revenue may also be earned upon the subsequent sale of the product at agreed upon contractual rates.
Contract revenue
Contract revenue amounts are related to milestone payments under the Company’s license agreements with its partners including any associated financing component.
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales contracts have a single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company has determined that the delivery of its product to its customers constitutes a single performance obligation as there are no other promises to deliver goods or services. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. The Company has assessed the existence of a significant financing component in the agreements with its customers. The trade payment terms with its customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.
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
Revenue from product sales is recorded after considering the impact of the following variable consideration amounts at the time of revenue recognition:
Product returns-Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the products within an 18-month period that begins six months prior to and ends twelve months after expiration of the products. In connection with the 2020 discontinuation of marketing of BUNAVAIL, the 2019 results included a reserve of $2.2 million for additional BUNAVAIL product returns. Subsequently, the majority of these reserves were released during 2020, as the Company did not experience an increase in the rate of returns following the discontinuation announcement, nor upon the actual discontinuation.
Government rebates and chargebacks-Government rebates and chargebacks include mandated discounts under Medicaid, Medicare, U.S. Department of Veterans Affairs and other government agencies ("Government Payors"). The Company estimates the rebates and chargebacks to Government Payors based upon a combination of historical experience, product pricing, estimated payor mix, product growth, and the mix of contract and agreement terms. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. In addition, the pricing of covered products under Medicaid is subject to complex calculations and involves interpretation of government rules, regulations and policies as well as adjustments based on current trends in utilization. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company estimates the rebates and chargebacks that it will provide to Government Payors based upon (i) the government-mandated discounts applicable to government-funded programs, (ii) information obtained from its customers and (iii) information obtained from other third parties regarding the payor mix for its products. The Company’s liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for product shipments that have been recognized as revenue, but remain in the distribution channel inventories at the end of each reporting period.
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
Patient Assistance Voucher program-The Company, from time to time, offers certain promotional product-related incentives to eligible patients. The Company has voucher programs for BELBUCA and Symproic whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the current utilization and historical redemption rates as reported to the Company by a third-party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.
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
Cost of sales
Cost of sales includes the direct costs attributable to the production of BELBUCA, Symproic and formerly BUNAVAIL. It includes raw materials, production costs at the Company’s three contract manufacturing sites, quality testing directly related to the products, inventory reserves, and depreciation on equipment that the Company had purchased to produce BELBUCA, Symproic and formerly BUNAVAIL. It also includes any batches not meeting specifications and raw material yield losses. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized when sold to the wholesaler from our distribution center.
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
As of January 1, 2019, the Company has focused entirely on commercialized products rather than research and development. As such, there were no expenses incurred in research and development during the years ended December 31, 2020 or 2019. Research and development expense for the year ended December 31, 2018 totaled $4.9 million.
Advertising
Advertising costs, which include promotional expenses and the cost of placebo samples, are expensed as incurred. Advertising expenses were $11.0 million, $10.8 million and $4.5 million for the years ended December 31, 2020, 2019

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
and 2018, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Shipping and handling costs
Shipping and handling costs, which include expenses from our wholesalers, are expensed as incurred. Shipping and handling costs were $0.03 million, $0.03 million and $0.02 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Stock-based compensation
The Company has a stock-based compensation plan under which various types of equity-based awards are granted, including stock options, performance-based options, restricted stock units (RSUs) and performance-based RSUs. The fair value of stock option and RSUs, which are subject only to service conditions with graded vesting, are recognized as compensation expense, generally on a straight-line basis over the service period, net of estimated forfeitures. The fair values of performance-based options and RSUs are recognized as compensation expense beginning from when the performance is determined to be probable to the end of the performance period. The Company uses the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The grant date fair value of an RSU equals the closing price of our common stock on the trading day preceding the grant date. The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of the Company’s Common Stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.
In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2020	2019	2018
Expected price volatility	59%-61.76%	61.66%-64.10%	60.34%-68.77%
Risk-free interest rate	0.25%-1.68%	1.36%-2.66%	2.05%-3.00%
Weighted average expected life in years	6 years	6 years	6 years
Dividend yield	—	—	—
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
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
The following table summarizes the cash and cash equivalents measured at fair value on a recurring basis as of December 31, 2020:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

	Level 1	Level 2	Level 3	Balance at December 31, 2020
Cash and cash equivalents	$111,584	—	—	$111,584
The cash and cash equivalent balance as of December 31, 2020 includes investments in various money market accounts and cash held in interest bearing accounts.
Income Taxes
Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Our policy for recording interest and penalties associated with audits is that penalties and interest expense are recorded in provision for income taxes in our statements of operations.
The Company had no unrecognized tax benefits as of December 31, 2020 or December 31, 2019. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties as of December 31, 2020.
New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments; in November 2018 the FASB issued a subsequent amendment ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses; in April 2019 the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. In May 2019 the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief; and in November 2019 the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The new guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326). The Company adopted Topic 326 during the year ended December 31, 2020 and determined that the new guidance had no material impact on its consolidated financial statements.
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
As of December 31, 2020, the Company reported $54.7 million of trade receivables within accounts receivable. Based on an aging analysis at December 31, 2020, 98% of the Company's accounts receivable were outstanding less than 30 days.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. The adoption did not have a material impact on its consolidated financial statements.
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
New Accounting Pronouncements not adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company does not anticipate that the adoption will have a material impact on its consolidated financial statements.

The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2020 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
The impact of the adoption of Topic 842 on the accompanying consolidated balance sheet as of January 1, 2019 is as follows:

	December 31, 2018	Adjustments Due to the Adoption of Topic 842		January 1, 2019
		Right-of-use asset	Lease liability
Property and equipment, net	$3,072	$939	$—	$4,011
Current liabilities	$21,539	$—	$212	$21,751
Other long-term liabilities	$5,600	$—	$822	$6,422

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Lease Cost
Operating lease cost
Operating lease	$328	$328
Variable lease costs	$19	$13
Total lease cost	$347	$341

Supplemental cash flow information related to leases were as follows:

	Year Ended December 31,
	2020	2019
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$361	$351

	Year Ended December 31,
	2020	2019
Lease term and discount rate
Weighted-average remaining lease term operating leases	2.0 years	3.0 years
Weighted-average discount rate operating leases	11.8%	11.8%

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
Maturity of Lease Liabilities
Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

Maturity of lease liabilities
2021		$370
2022		$219
	Total lease payments	$589
	Less: Interest	$(49)
	Present value of lease liabilities	$540

Components of Lease Assets and Liabilities

December 31, 2020
Assets
Property and equipment, net operating lease-right of use asset	$471
Liabilities
Current liabilities operating lease-current liability	$327
Other long-term liabilities operating lease-noncurrent liability	$213
Total lease liabilities	$540

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
3.    Accounts payable and accrued liabilities:
The following table represents the components of accounts payable and accrued liabilities as of December 31:

	2020	2019
Accounts payable	$4,213	$11,704
Accrued rebates	34,247	28,528
Accrued compensation and benefits	5,488	5,545
Accrued returns	5,128	4,438
Accrued royalties	704	535
Taxes payable	1,026	—
Accrued regulatory fees	397	331
Accrued legal	515	1,484
Accrued other	1,277	1,428
Total accounts payable and accrued expenses	$52,995	$53,993
As of December 31, 2020, three vendors comprised 55% of the accounts payable balance. As of December 31, 2019, three vendors comprised 61% of the accounts payable balance.
4.    Property and equipment:
Property and equipment, summarized by major category, consist of the following as of December 31:

	2020	2019
Machinery & equipment	$4,683	$5,635
Right of use, building and lease	471	720
Computer equipment & software	272	437
Office furniture & equipment	174	174
Leasehold improvements	43	43
Idle equipment	679	679
Construction in progress	119	—
Total	6,441	7,688
Less accumulated depreciation	(5,023)	(5,613)
Total property, plant & equipment, net	$1,418	$2,075

Depreciation expense for years ended December 31, 2020, 2019 and 2018 was approximately $0.5 million, $1.8 million and $0.7 million, respectively. The Company evaluated and adjusted the estimated useful life of certain equipment related to the production of BUNAVAIL that resulted in the additional depreciation expense. As such, the 2019 depreciation expense includes an additional $1.5 million associated with accelerated depreciation for BUNAVAIL specific equipment.
5.    Other intangible assets:
Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

December 31, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Weighted average Useful Life
Product rights	$6,050	$(6,050)	$—
BELBUCA license and distribution rights	45,000	(18,000)	27,000	6
Symproic license and distribution rights	30,636	(4,260)	26,376	10.8
Total intangible assets	$81,686	$(28,310)	$53,376	7.94

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

December 31, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Weighted average Useful Life
Product rights	$6,050	$(6,003)	$47	0.08
BELBUCA license and distribution rights	45,000	(13,500)	31,500	7.00
Symproic license and distribution rights	30,636	(1,827)	28,809	11.83
Total intangible assets	$81,686	$(21,330)	$60,356	8.30

The Company incurred amortization expense on other intangible assets of approximately $7.0 million, $7.0 million and $5.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated aggregate future amortization expenses for other intangible assets for each of the next five years and thereafter are as follows:

Years ending December 31,
2021	$6,935
2022	6,935
2023	6,935
2024	6,935
2025	6,935
Thereafter	18,702
53,376

6.     License agreements and acquired product rights:
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
7.    License agreements:
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
The Company received cumulative payments totaling $0.8 million, $2.2 million and $1.8 million, all which related to royalties based on product purchased by Mylan of BREAKYL. Such amounts are recorded as product royalty revenues in the accompanying consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company received cumulative payments totaling $1.1 million, $1.2 million and $1.5 million, all which related to royalties based on product purchased in Taiwan by TTY of PAINKYL. Such amounts are recorded as product royalty revenues in the accompanying consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018, respectively.
8.    Notes payable:
On May 23, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Biopharma Credit plc (“Pharmakon”), for a senior secured credit facility consisting of a term loan of $60 million (the “Term Loan”), with the ability to draw an additional $20 million within twelve months of the closing date, which the Company drew down on May 22. 2020. The Loan Agreement replaced the Company’s prior Term Loan Agreement (the “Original Loan Agreement”) with CRG Servicing LLC, ("CRG").
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
The Term Loan carries a 72-month term with interest only payments on the term loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate on the first day for the quarter, with a floor of 2% plus the LIBOR rate (LIBOR effective rate as of October 1, 2020 was 0.23%). The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.
The obligations under the Loan Agreement are guaranteed by the Company’s subsidiaries and are secured by a first priority security interest in and a lien on substantially all of the assets of the Company and the subsidiary guarantors, subject to certain exceptions.
The debt balance has been categorized within Level 2 of the fair value hierarchy. The notes payable debt balance approximates its fair value based on prevailing interest rates as of the balance sheet date.
The following table represents future maturities of the notes payable obligation as of December 31, 2020:

2021	$—
2022	18,462
2023	24,615
2024	24,615
2025	12,308
Total maturities	$80,000
Unamortized discount and loan costs	(1,548)
Total notes payable obligation	$78,452

9.    Net sales by product:
The Company operates in a single industry engaging in the commercialization of pharmaceutical products for chronic conditions. Accordingly, the Company’s business is classified as a single reportable segment.
The following table presents net sales by product for each of the years ended December 31:

	Year ended December 31,
	2020	2019	2018
BELBUCA	$136,128	$97,538	$45,988
% of net product sales	88.1%	90.4%	89.5%
Symproic	14,709	8,061	$—
% of net product sales	9.5%	7.5%	—%
BUNAVAIL	3,737	2,289	5,422
% of net product sales	2.4%	2.1%	10.5%
Net product sales	$154,574	$107,888	$51,410
The Company discontinued marketing of BUNAVAIL in June 2020.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

10.    Income taxes:
The provision for income taxes consisted of the following components for the years ended December 31:

	2020	2019
Current:
Federal	$(326)	$—
State	578	5
Total current	252	5
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Total provision for income taxes	$252	$5
Reconciliation of the Federal statutory income tax rate of 21% to the effective rate is as follows:

	2020	2019	2018
Federal statutory income (benefit) tax rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	1.75	(0.18)	(0.11)
Stock compensation	4.47	(5.39)	(4.74)
Permanent differences-other	3.77	(7.67)	(1.33)
CARES Act 163(j) Modifications	2.95	—	—
Other	3.94	1.71	(2.07)
Decrease (increase) in valuation allowance	(36.91)	(9.44)	(12.65)
	0.97%	0.03%	0.10%
The tax effects of temporary differences and net operating losses that give rise to significant components of deferred tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets	2020	2019
Net operating loss carry-forward	$58,520	$62,535
R&D credit	10,930	10,980
Accrued liabilities and other	1,004	3,942
Stock options	850	4,416
Less: valuation allowance	(66,495)	(76,079)
Net deferred tax assets	4,809	5,794
Deferred tax liabilities
Basis difference in intangibles	(4,696)	(5,356)
Basis difference in equipment	(113)	(438)
Total net deferred tax asset	$—	$—

The Company is required to reduce any deferred tax asset by a valuation allowance if, based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. As a result, the Company recorded a valuation allowance with respect to all of the Company’s deferred tax assets for the years ended December 31, 2020 and 2019. The net decrease in the valuation allowance during 2020 was approximately $9.6 million.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

The Company has a federal net operating loss carry forward (“NOLs”) of approximately $254 million as of December 31, 2020. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions, which are available to the Company. The Company has determined that the portion of the NOLs incurred prior to May 16, 2006 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $1.5 million per year. The Company has state NOLs of approximately $228 million as of December 31, 2020. These state NOLs expire in various years through 2038 and certain state NOLs generated in 2018 have an indefinite carryforward period. The federal NOLs incurred through December 31, 2017 expire between 2024 and 2037. The federal NOL generated in 2018 has an indefinite carryforward life due to tax reform.
Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined that the Company has no uncertain income tax positions at December 31, 2020.
One or more of the Company’s legal entities file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The Company’s income tax returns are subject to audit by the tax authorities in those jurisdictions. Significant disputes may arise with authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and the interpretation of the relevant facts. The Company is no longer subject to U.S. federal or state tax examinations for years ended on or before December 31, 2016.
11.    Stockholders’ equity:
Common Stock
On November 9, 2018, the Company filed a shelf registration statement (as amended on January 18, 2019) which registered up to $125 million of the Company’s securities for potential future issuance and such registration statement was effective on February 7, 2019.
In connection with the Company’s Annual Meetings of Stockholders during 2018, 2019 and 2020, the Company’s stockholders approved, among other matters, amendments to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock in 2018 from 75,000,000 to 125,000,000, in 2019 from125,000,000 to 175,000,000, and in 2020 from 175,000,000 to 235,000,000.
On November 4, 2020, the Board of Directors authorized the repurchase of up to $25 million of the Company's shares of Common Stock. The timing and amount of any shares purchased on the open market will be determined based on the Company's evaluation of market conditions, share price and other factors. The Company plans to utilize existing cash on hand to fund the share repurchase program.
During the year ended December 31, 2020, a cumulative total of 47,503 shares, priced at $4.28 for a value of $0.2 million were repurchased and recorded as Treasury Stock in the consolidated balance sheet.
Preferred Stock and Series A Preferred
The Company had authorized 5,000,000 “blank check” shares of $.001 par value convertible preferred stock. In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A Preferred will receive a payment equal to $0.001 per share of Series A Preferred before any proceeds are distributed to the holders of common stock. After the payment of this preferential amount, and subject to the rights of holders of any class or series of capital stock hereafter created specifically ranking by its terms senior to the Series A Preferred, the holders of Series A Preferred will participate ratably in the distribution of any remaining assets with the common stock and any other class or series of our capital stock hereafter created that participates with the common stock in such distributions.
During the year ended December 31, 2020, 2,093,155 shares of Series A were converted on a one-for-one basis into shares of Common Stock. At December 31, 2020, no shares of Series A Preferred are outstanding and 2,285,700 shares of “blank check” preferred stock remain authorized but undesignated. There were no conversions of Series A Preferred during the years ended December 31, 2019 or 2018.

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
During the year ended December 31, 2020, a cumulative total of 175 shares of Series B Preferred Stock from various holders were converted into 972,222 shares of Common Stock. As of December 31, 2020, 443 shares of Series B Preferred Stock are outstanding.
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
Stock options
During the 2018 Annual Meeting of Stockholders, shareholders approved an amendment to the Company’s 2011 Equity Incentive Plan (the "2011 EIP"), to increase the number of shares of common stock authorized for issuance under the plan by 7,100,000 shares from 11,050,000 to 18,150,000.
Additionally, during the 2019 Annual Meeting of Stockholders, shareholders approved the Company’s 2019 Stock Option and Incentive Plan (the “2019 Plan”), which reserves 14,000,000 shares of stock for issuance under the 2019 Plan.
An additional 2,919,424 shares of Common Stock underlying options previously granted under the 2011 EIP, remain outstanding and exercisable as of December 31, 2020. The 2011 Plan expired in July 2019 and no new securities may be issued thereunder.
Options may be awarded during the ten-year term of the 2019 Plan to Company employees, directors, consultants and other affiliates.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

During the years ended December 31, 2020, 2019 and 2018, Company employees, directors and affiliates exercised approximately 1,400,000, 800,000 and 400,000 stock options, respectively, with net proceeds to the Company of approximately $3.4 million, $2.3 million and $0.7 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $3.5 million, $1.9 million and $0.3 million, respectively.
Stock option activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,712,954	$2.98	$1,190
Granted in 2018:
Officers and Directors	1,249,817	$2.49
Others	1,299,360	2.60
Exercised	(350,441)	2.00
Forfeitures	(505,686)	3.48
Outstanding at December 31, 2018	4,406,004	$3.19	$4,172
Granted in 2019:
Officers and Directors	1,228,109	$4.08
Others	1,160,643	4.51
Exercised	(799,800)	2.90
Forfeitures	(497,985)	2.03
Outstanding at December 31, 2019	5,496,971	$3.64	$15,455
Granted in 2020:
Officers and Directors	2,270,801	$4.88
Others	1,254,711	5.58
Exercised	(1,400,003)	2.40
Forfeitures	(561,514)	4.65
Outstanding at December 31, 2020	7,060,966	$4.55	$2,831
Options outstanding at December 31, 2020 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	4,553,296	8.13	$3.66
$5.01 – 10.00	2,449,845	8.60	$5.96
$10.01 – 15.00	30,325	4.14	$13.09
$15.01 – 20.00	27,500	3.74	$16.16
	7,060,966			$2,831

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

Options exercisable at December 31, 2020 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	2,233,552	7.47	$3.57
$5.01 – 10.00	724,389	7.4	$6.22
$10.01 – 15.00	30,325	4.14	$13.09
$15.01 – 20.00	27,500	3.74	$16.16
	3,015,766			$1,570
The weighted average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $5.13, $4.29 and $1.57, respectively. There were no options granted during the years ended December 31, 2020, 2019 or 2018 whose exercise price was lower than the estimated market price of the stock at the grant date.
Nonvested stock options as of December 31, 2020, and changes during the year then ended, are as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Nonvested at January 1, 2019	3,873,247
Granted	3,525,512
Vested	(2,892,808)
Forfeited	(460,751)
Nonvested at December 31, 2020	4,045,200	$4.45	$1,261
As of December 31, 2020, there was approximately $7.9 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed over the next three years.
Stock-based compensation
During the year ended December 31, 2020, a total of 3,525,512 options to purchase Common Stock, with an aggregate fair market value of approximately $18.1 million, were granted to Company employees and directors. The options granted have a term of 10 years from the grant date and vest ratably between a one and three-year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.
Restricted stock units
During the year ended December 31, 2020, 462,404 RSUs were issued under the 2019 Plan to members of the Company’s executive officers, board of directors and certain employees, with a fair market value of approximately $2.1 million, which vest in equal installments over three years. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest.
Restricted stock activity during the year ended December 31, 2020 was as follows:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2020	1,648,559	$3.86
Granted:
Officers and Directors	449,949	$4.56
Employees	12,455	$5.50
Vested	(762,987)	$4.02
Forfeitures	(407,217)	$4.31
Outstanding at December 31, 2020	940,759	$3.71
Performance Long Term Incentive Plan
In December 2012, the Company’s Board of Directors (the “Board”) approved the BDSI Performance Long Term Incentive Plan (“LTIP”). The LTIP was designed as an incentive for the Company’s senior management to generate revenue for the Company. The LTIP consisted of RSUs (which are referred to in this context as Performance RSUs) which are rights to acquire shares of Common Stock. All Performance RSUs granted under the LTIP were granted under the Company’s 2011 Equity Incentive Plan (as the same may be amended, supplemented or superseded from time to time) as “Performance Compensation Awards” under such plan. The participants in the LTIP are either named executive officers or senior officers of the Company.
The term of the LTIP began with the Company’s fiscal year ended December 31, 2012 and ended during the fiscal year ending December 31, 2019. The total number of Performance RSUs covered by the LTIP was 1,078,000, of which 1,013,000 were awarded between in 2012 and 2015. No additional Performance RSUs were awarded between 2016 to 2019. The Performance RSUs under the LTIP vested each year over the 8-year term of the LTIP depending on the achievement of pre-defined annual revenue amounts by the Company, as reported in its Annual Report on Form 10-K. As of December 31, 2019, a cumulative total of 194,637 RSUs vested and a cumulative total of 818,363 unvested LTIP shares were returned back to the 2019 Plan pool. As a result, there were no LTIP RSUs that vested during the year ended December 31, 2020.
Warrants:
The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.
As of December 31, 2020, a cumulative total of 2,136,019 warrants to affiliates, with exercise prices ranging from $2.38 to $3.53, remain exercisable and outstanding. The warrants were valued using the Black-Scholes Model, which a cumulative fair value of approximately $6.1 million. There were no warrants granted or exercised during the years ended 2020, 2019 or 2018.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
12.    Earnings per common share:
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2020, 2019 and 2018.

	December 31,
	2020	2019	2018
Basic:
Net income (loss)	$25,711	$(15,305)	$(33,867)
Less deemed dividend related to beneficial conversion feature on Series B Preferred Stock	—	—	(12,500)
Net income (loss) attributable to common stockholders, basic	$25,711	$(15,305)	$(46,367)
Weighted average common shares outstanding	99,830,520	83,213,704	63,165,063
Basic income (loss) per common share	$0.26	$(0.18)	$(0.73)

	December 31,
	2020	2019	2018
Diluted:
Effect of dilutive securities:
Net income (loss) attributable to common stockholders, diluted	$25,711	$(15,305)	$(46,367)
Weighted average common shares outstanding	99,830,520	83,213,704	63,165,063
Effect of dilutive options and warrants	5,232,002	—	—
Diluted weighted average common shares outstanding	105,062,522	83,213,704	63,165,063
Diluted income (loss) per common share	$0.24	$(0.18)	$(0.73)
Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. Common equivalent shares from stock options, RSUs, warrants and convertible preferred stock using the treasury stock method, are also included in the diluted per share calculations unless the effect of inclusion would be antidilutive.
During the year ended December 31, 2020, outstanding stock options, RSUs, warrants and convertible preferred stock of 5,232,002 were included in the computation of diluted earnings per common share. During the years ended 2019 and 2018, outstanding stock options, RSUs, warrants and convertible preferred stock of 11,116,195 and 28,424,998, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods. Included in the years ended December 31, 2020, 2019 and 2018 are the Series B shares as converted to common stock.
The following is the total outstanding options, RSUs and warrants for the years ended December 31, 2020, 2019 and 2018, respectively.

	2020	2019	2018
Options, RSUs, warrants and convertible preferred stock to purchase Common Stock	12,598,857	11,375,323	10,739,378

13.    Retirement plan:
The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 90% of their eligible earnings, as limited by law. The Company makes a matching contribution equal to 100% on the first 5% of participant contributions to the plan. The Company made contributions of approximately $1.1 million, $1.0 million and $0.8 million in years, 2020, 2019 and 2018.

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
Post marketing requirements
On October 5, 2017, the Company entered a subsequent party acknowledgement relating to its participation in the Opioid PMR Consortium (the “OPC”). The participants are member companies, collectively undertaking various observational and clinical studies to satisfy certain post-marketing requirements by the FDA as holders of a NDA for extended-release and long-acting opioid analgesics. As a requirement of joining the OPC, the Company was required to pay its share of the previous expenses incurred and funded by the existing member companies. The Company’s pro-rata share of such expenses totaled approximately $4.3 million, which was paid during the fourth quarter of 2019. Ongoing expenses are shared equally by the member companies and were paid monthly during 2020. Future ongoing expenses are anticipated to be paid monthly 2021 through 2023.
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
34

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
On June 6, 2016, in an unrelated case in which Indivior and Aquestive asserted the ‘832 Patent against other parties, the Delaware District Court entered an order invalidating other claims in the ‘832 Patent. Indivior and Aquestive did not appeal the Delaware Court’s holding that other claims of the ‘832 Patent are invalid. On February 10, 2021, the parties in our EDNC declaratory judgment action filed a covenant by Indivior and Aquestive not to sue us for infringement of the ‘832 Patent. Although our declaratory judgment action remains stayed, we intend to file a notice of dismissal.
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
The Company strongly refutes as without merit the Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit.

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
On August 6, 2019, the EDNC granted the Company’s motion to dismiss, and dismissed the complaint without prejudice. On or about November 11, 2019, Aquestive refiled a complaint in the EDNC against the Company alleging that BELBUCA infringes the ‘167 Patent. On January 13, 2020, in lieu of answering the complaint, we filed a motion to dismiss the complaint. After the two motions were denied, on April 16, 2020, we answered the Complaint. Aquestive moved to dismiss our counter-claim of unenforceability and that motion remains pending. The Company strongly refutes as without merit Aquestive’s assertion of patent infringement and will vigorously defend the lawsuit.

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

The Court scheduled a bench trial to commence on November 9, 2020 to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA. On October 6, 2020, the Court rescheduled the bench trial with Alvogen to commence on March 1, 2021. A three day bench trial against Alvogen was conducted commencing on March 1, 2021. The Court has requested the parties to submit post-trial briefs. A decision from the Court is expected after the filing of the post-trial briefing.
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
The Court scheduled a bench trial to commence on November 9, 2020 (jointly with Alvogen) to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA. On October 6, 2020, the Court rescheduled the bench trial with Chemo and Alvogen to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA to commence on March 1, 2021. Chemo did not participate in the March 1, 2021. Instead, on February 26, 2021, Chemo agreed to be bound by the decision of the Court with respect to the validity of the BEMA patents from the March 1, 2021 trial with Alvogen. The Court had scheduled a bench trial to commence on May 3, 2021 to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents. On December 1, 2020, the Court rescheduled the bench trial to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents to commence on November 15, 2021.
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
On September 11, 2019, two purported stockholders of the Company filed a putative class action against the Company and our directors in the Court of Chancery of the State of Delaware, captioned Drachman v. BioDelivery Sciences International, Inc., et al., C.A. No. 2019-0728-AGB (Del. Ch.) (the “Complaint”). The Complaint alleges that the Amendments did not receive the requisite vote of stockholders at the 2018 Annual Meeting and asserts claims for violation of the Delaware General Corporation Law, breach of fiduciary duties, and declaratory judgment. The Complaint seeks, inter alia, a declaration that the Amendments were not validly approved and invalidation of the Amendments, including altering the one-year terms of all directors duly elected at the 2018 and 2019 Annual Meetings to three-year terms. The Complaint also seeks costs and disbursements, including attorneys’ fees. On July 1, 2020, the defendants filed their response to the Complaint and denied the claims asserted therein.
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
On October 8, 2020, the Court entered an agreed-to order dismissing the plaintiffs’ claims for violation of the Delaware General Corporation Law. On October 13, 2020, plaintiffs filed an amended complaint, asserting individual, class and derivative claims for breach of fiduciary duties against our directors. On October 26, 2020, the defendants filed a motion to dismiss the amended complaint. On February 19, 2021, plaintiffs filed their opposition to the motion to dismiss. On March 8, 2021, the defendants filed a reply in further support of the motion to dismiss. The defendants intend to continue to defend against the litigation vigorously.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
SELECTED QUARTERLY RESULTS (UNAUDITED)
The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$38,278	$36,582	$39,443	$42,168
Gross profit	32,718	31,147	34,067	33,874
Income from operations	5,982	2,936	11,606	12,455
Net income	4,966	1,165	9,383	10,197
Basic earnings per share	0.05	0.01	0.09	0.10
Diluted earnings per share	0.05	0.01	0.09	0.10

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$19,769	$29,677	$30,306	$31,637
Gross profit	15,717	24,754	24,956	24,372
Income (loss) from operations	(1,272)	2,799	1,596	613
Net income (loss)	(3,833)	(11,130)	354	(696)
Basic loss per share	(0.05)	(0.13)	—	—
Diluted loss per share	(0.05)	(0.13)	—	—

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$11,281	$12,175	$14,156	$18,028
Gross profit	7,866	7,609	10,377	14,005
Loss from operations	(8,123)	(7,266)	(3,811)	(4,448)
Net loss	(10,709)	(9,770)	(18,880)	(7,008)
Basic loss per share	(0.18)	(0.16)	(0.29)	(0.13)
Diluted loss per share	(0.18)	(0.16)	(0.29)	(0.13)

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at the end of the period
	(In thousands)
Description
Valuation allowance for deferred tax assets
Year ended December 31, 2020:	$76,079	$(9,584)	$—	$—	$66,495
Year ended December 31, 2019:	$75,458	$621	$—	$—	$76,079
Year ended December 31, 2018:	$71,515	$3,943	$—	$—	$75,458
Allowance for rebates
Year ended December 31, 2020:	$29,429	$113,854		$(109,036)	$34,247
Year ended December 31, 2019:	$12,261	$80,404	$2,565	$(65,801)	$29,429
Year ended December 31, 2018:	$5,648	$37,070	$813	$(31,270)	$12,261
Allowance for distribution fees and chargebacks
Year ended December 31, 2020:	$6,005	$27,581		$(28,084)	$5,502
Year ended December 31, 2019:	$4,018	$29,552	$(901)	$(26,664)	$6,005
Year ended December 31, 2018:	$3,925	$13,033	$—	$(12,940)	$4,018
Allowance for inventory obsolescence
Year ended December 31, 2020:	$384	$1,870	$—	$—	$2,254
Year ended December 31, 2019:	$187	$289	$—	$(92)	$384
Year ended December 31, 2018:	$243	$(56)	$—	$—	$187

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: March 11, 2021	By:	/S/ JEFFREY BAILEY
	Name:	Jeffrey Bailey
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/S/ MARY THERESA COELHO
	Name:	Mary Theresa Coelho
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ PETER S. GREENLEAF	Chairman of the Board	March 11, 2021
Peter S. Greenleaf

/S/ JEFFREY BAILEY	Chief Executive Officer and Director	March 11, 2021
Jeffrey Bailey

/S/ W. MARK WATSON	Director	March 11, 2021
W. Mark Watson

/S/ TODD C. DAVIS	Director	March 11, 2021
Todd C. Davis

/S/ KEVIN KOTLER	Director	March 11, 2021
Kevin Kotler

/S/ MARK A. SIRGO	Director	March 11, 2021
Mark A. Sirgo

/S/ VANILA SINGH	Director	March 11, 2021
Vanila Singh

S-1