Form 10-Q
period 2021-03-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2021-05-06
CIK 1103021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2021, there were 101,772,402 shares of company Common Stock issued and 98,553,520 shares of company Common Stock outstanding.

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

From time to time, we may use our website, our Facebook page at Facebook.com/BioDeliverySI, our Twitter at @BioDeliverySI and on our LinkedIn account at linkedin.com/company/biodeliverysciencesinternational/ to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.bdsi.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$116,436	$111,584
Accounts receivable, net	48,294	48,150
Inventory, net	16,968	17,443
Prepaid expenses and other current assets	4,449	5,208
Total current assets	186,147	182,385
Property and equipment, net	1,626	1,418
Goodwill	2,715	2,715
License and distribution rights, net	51,642	53,376
Total assets	$242,130	$239,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$54,584	$52,995
Total current liabilities	54,584	52,995
Notes payable, net	78,538	78,452
Other long-term liabilities	154	213
Total liabilities	133,276	131,660
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; $0.001 par value, Series B Non-Voting Convertible Preferred Stock, 443 shares outstanding at March 31, 2021 and December 31, 2020, respectively.	—	—
Common Stock, $0.001 par value; 235,000,000 shares authorized; 101,702,234 and 101,417,441 shares issued; 100,061,096 and 101,354,447 shares outstanding at March 31, 2021 and December 31, 2020, respectively.	104	104
Additional paid-in capital	450,794	449,264
Treasury stock, at cost, 1,641,138 and 62,994 shares, as of March 31, 2021 and December 31, 2020, respectively.	(6,399)	(252)
Accumulated deficit	(335,645)	(340,882)
Total stockholders’ equity	108,854	108,234
Total liabilities and stockholders’ equity	$242,130	$239,894
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Product sales, net	$40,804	$37,715
Product royalty revenues	216	563
Total Revenues:	41,020	38,278
Cost of sales	5,821	5,560
Expenses:
Selling, general and administrative	27,761	26,736
Total Expenses:	27,761	26,736
Income from operations	7,438	5,982
Interest expense, net	(1,979)	(1,293)
Other expense, net	—	(1)
Income before income taxes	$5,459	$4,688
Income tax provision	(222)	278
Net income attributable to common stockholders	$5,237	$4,966
Basic
Weighted average common stock shares outstanding	100,988,245	97,118,267
Basic earnings per share	$0.05	$0.05
Diluted
Weighted average common stock shares outstanding	105,396,793	106,965,762
Diluted earnings per share	$0.05	$0.05
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2021	443	$—	101,417,441	$104	$449,264	$(252)	$(340,882)	$108,234
Stock-based compensation	—	—	—	—	1,490	—	—	1,490
Stock option exercises	—	—	16,619	—	40	—	—	40
Restricted stock awards	—	—	268,174	—	—	—	—	—
Share repurchase	—	—	—	—	—	(6,147)	—	(6,147)
Net loss	—	—	—	—	—	—	5,237	5,237
Balances, March 31, 2021	443	$—	101,702,234	$104	$450,794	$(6,399)	$(335,645)	$108,854

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2020	2,093,155	$2	618	$—	96,189,074	$96	$436,306	$(47)	$(366,593)	$69,764
Stock-based compensation	—	—	—	—	—	—	1,520	—	—	1,520
Stock option exercises	—	—	—	—	107,287	—	338	—	—	338
Restricted stock awards	—	—	—	—	459,670	—	—	—	—	—
Series A conversion to Common Stock	(2,093,155)	(2)	—	—	2,093,155	2	(1)	—	—	(1)
Series B conversion to Common Stock	—	—	(175)	—	972,222	1	—	—	—	1
Net income	—	—	—	—	—	—	—	—	4,966	4,966
Balances, March 31, 2020	—	$—	443	$—	99,821,408	$99	$438,163	$(47)	$(361,627)	$76,588
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS, IN THOUSANDS)
(Unaudited)

	Three months ended March 31,
	2021	2020
Operating activities:
Net income	$5,237	$4,966
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	19	21
Accretion of debt discount and loan costs	86	65
Amortization of intangible assets	1,735	1,781
Provision for inventory obsolescence	369	405
Stock-based compensation expense	1,490	1,520
Changes in assets and liabilities:
Accounts receivable	(144)	(6,324)
Inventories	106	(4,096)
Prepaid expenses and other assets	602	1,169
Accounts payable and accrued liabilities	1,597	6,920
Taxes payable	—	(40)
Net cash flows provided by operating activities	11,097	6,387
Investing activities:
Purchase of equipment	(296)	—
Net cash flows used in investing activities	(296)	—
Financing activities:
Proceeds from exercise of stock options	198	338
Payment on share repurchase	(6,147)	—
Net cash flows (used in) provided by financing activities	(5,949)	338
Net change in cash and cash equivalents	4,852	6,725
Cash and cash equivalents at beginning of period	111,584	63,888
Cash and cash equivalents at end of period	$116,436	$70,613
Cash paid for interest	$1,900	$1,442
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

1. Organization, basis of presentation and summary of significant policies:

Overview
BioDelivery Sciences International, Inc., is a rapidly growing specialty pharmaceutical company working to deliver innovative therapies for individuals living with serious and debilitating chronic conditions. The Company has built a portfolio of products that includes utilizing its novel and proprietary BioErodible MucoAdhesive ("BEMA") drug-delivery technology to develop and commercialize new applications of proven therapies aimed at addressing important unmet medical needs. The Company commercializes its products in the U.S. using its own sales force while working in partnership with third parties to commercialize its products outside the U.S.
The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2020. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.
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
On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. Inventory obsolescence reserves at March 31, 2021 and December 31, 2020 were $2.6 million and $2.3 million, respectively.
Revenue recognition

Product sales
Product sales amounts relate to sales of BELBUCA and Symproic. Product sales for the three months ended March 31, 2020 also included sales of BUNAVAIL . The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations. Generally, there is no post-shipment obligation on product sold.
Product royalty revenues
Product royalty revenue amounts are based on sales revenue of the PAINKYL™ product under the Company’s license agreement with TTY and the BREAKYL™ product under the Company’s license agreement with Meda AB, which was acquired by Mylan N.V. and later acquired by Viatris, Inc. (which we refer to herein as Viatris). Product royalty revenues are recognized when control of the product is transferred to the license partner in an amount that reflects the consideration expected to be received. Supplemental sales-based product royalty revenue may also be earned upon the subsequent sale of the product at agreed upon contractual rates.

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
In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel sell-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, management develops an estimate of the quantity of product in the channel which may be subject to various rebate and chargeback exposures. To estimate months of ending inventory in the Company’s distribution channel, the Company divides estimated ending inventory in the distribution channel by the Company’s recent prescription data, not considering any future anticipated demand growth beyond the succeeding quarter. Monthly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. This is done for each product line by applying a rate of historical activity for rebates and chargebacks, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated, net of reserved return units, to be in the distribution channel. In addition, the Company receives daily information from the wholesalers regarding their sales and actual on hand inventory levels of the Company’s products. This enables the Company to execute accurate provisioning procedures.
Revenue from product sales is recorded after considering the impact of the following variable consideration amounts at the time of revenue recognition:
Product returns-Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the products within an 18-month period that begins six months prior to and ends twelve months after expiration of the products. The Company estimates product returns reserves based upon historical return rates adjusted for qualitative factors and are applied to open product batches that are currently eligible for returns, or will be eligible in the future, within company policy. Other factors considered include expected marketplace changes and the remaining shelf life of product batches. Product returns reserves for newly launched products are based on historical rates of similar products or pre-determined percentage.
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
Commercial Contracts-The Company estimates the rebates to commercial contracts based upon a combination of historical experience, product pricing, estimated payor mix, product growth, and the mix of contract and agreement terms. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
There can be a significant lag between the Company's establishment of an estimate and the timing of the invoicing or claim. The Company believes it has made reasonable estimates for future rebates and claims, however, these estimates involve assumptions pertaining to contractual utilization and performance, and payor mix. If the performance or mix across third-party payers is different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or chargebacks than it had estimated.
Cost of sales
Cost of sales includes the direct costs attributable to the production of BELBUCA and Symproic Product sales for the three months ended March 31, 2020 also included sales of BUNAVAIL. It includes raw materials, production costs at the Company’s three contract manufacturing sites, quality testing directly related to the products, inventory reserves, and depreciation on equipment that the Company had purchased to produce BELBUCA, Symproic and formerly BUNAVAIL. It also includes any batches not meeting specifications and raw material yield losses. Yield losses and batches not meeting specifications are expensed as incurred. Cost of sales is recognized when sold to the wholesaler from our distribution center.
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

Measurement of credit losses of financial instruments
The Company is exposed to credit losses primarily through its product sales. The Company assesses each counterparty’s ability to pay for the products it sells by conducting a credit review. The credit review considers the Company's expected billing exposure and timing for payment and the counterparty’s established credit rating or the Company's assessment of the counterparty’s creditworthiness based on the Company's analysis of their financial statements when a credit rating is not available. The Company also considers contract terms and conditions, and business strategy in its evaluation. A credit limit is established for each counterparty based on the outcome of this review.
The Company monitors its ongoing credit exposure through active review of counterparty balances against contract terms and due dates. The Company's activities include timely account reconciliations, dispute resolution and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.
As of March 31, 2021, the Company reported $48.3 million of trade receivables within accounts receivable. Based on an aging analysis at March 31, 2021, 96% of the Company's accounts receivable were outstanding less than 30 days. There was no change to the allowance for doubtful accounts and credit losses between March 31, 2021 or December 31, 2020. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.

New Accounting Pronouncements, adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company adopted Topic 740 during the three months ended March 31, 2021 and determined that the new guidance did not have a material impact on its consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

The Company has reviewed other new accounting pronouncements that were issued as of March 31, 2021 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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
The following table summarizes the financial instruments measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Balance at March 31, 2021
Cash and cash equivalents	$116,436	$—	—	$116,436
The cash and cash equivalent balance as of March 31, 2021 includes investments in various money market accounts and cash held in interest bearing accounts.
2. Inventory:
The following table represents the components of inventory as of:

	March 31, 2021	December 31, 2020
Raw materials	$3,367	$3,389
Work-in-process	6,042	9,949
Finished goods	10,182	6,359
Obsolescence reserve	(2,623)	(2,254)
Total inventories	$16,968	$17,443

3. Accounts payable and accrued liabilities:
The following table represents the components of accounts payable and accrued liabilities as of:

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	March 31, 2021	December 31, 2020
Accounts payable	$5,308	$4,213
Accrued rebates	33,703	34,247
Accrued compensation and benefits	4,796	5,488
Accrued returns	5,553	5,128
Accrued royalties	783	704
Taxes payable	1,026	1,026
Accrued legal	1,805	515
Accrued regulatory expenses	558	397
Accrued other	1,052	1,277
Total accounts payable and accrued liabilities	$54,584	$52,995

4. Property and equipment:
Property and equipment, summarized by major category, consist of the following as of:

	March 31, 2021	December 31, 2020
Machinery & equipment	$4,848	$4,683
Right of use, building lease	403	471
Computer equipment & software	272	272
Office furniture & equipment	174	174
Leasehold improvements	43	43
Idle equipment	679	679
Construction in progress	250	119
Total	6,669	6,441
Less accumulated depreciation and amortization	(5,043)	(5,023)
Total property and equipment, net	$1,626	$1,418
Depreciation expense for the each of three-month periods ended March 31, 2021 and March 31, 2020, was approximately $0.02 million, respectively.
5. Intangible assets:
Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

March 31, 2021	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Weighted Average Useful Life
BELBUCA license and distribution rights	45,000	(19,125)	25,875	5.8
Symproic license and distribution rights	30,636	(4,869)	25,767	10.6
Total intangible assets	$75,636	$(23,994)	$51,642	7.7

December 31, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Weighted Average Useful Life
Product rights	$6,050	$(6,050)	$—
BELBUCA license and distribution rights	45,000	(18,000)	27,000	6.0
Symproic license and distribution rights	30,636	(4,260)	26,376	10.8
Total intangible assets	$81,686	$(28,310)	$53,376	7.9

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
The loan facility carries a 72-month term with interest only payments on the term loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate on the first day for the quarter, with a floor of 2% for the LIBOR rate. (LIBOR effective rate as of January 1, 2021 was 0.34%.) The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.
The debt balance has been categorized within Level 2 of the fair value hierarchy. The notes payable debt balance as of March 31, 2021 approximates its fair value based on prevailing interest rates as of the balance sheet date.

The following table represents future maturities of the notes payable obligation as of March 31, 2021:

2021	—
2022	18,462
2023	24,615
2024	24,615
2025	12,308
Total maturities	$80,000
Unamortized discount and loan costs	(1,462)
Total notes payable obligation	$78,538

7. Net sales by product:
The Company’s business is classified as a single reportable segment.
However, the following table presents net sales by product:

	Three months ended March 31,
	2021	2020
BELBUCA	$36,402	$33,469
% of net product sales	89%	89%
Symproic	4,402	4,179
% of net product sales	11%	11%
BUNAVAIL	—	67
% of net product sales	—%	—%
Net product sales	$40,804	$37,715

8. Stockholders’ equity:
Common Stock
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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

During the three months ended March 31, 2021, a cumulative total of 1,578,144 shares, with a weighted average price of $3.87 for a value of $6.1 million were repurchased and recorded as Treasury Stock in the condensed consolidated balance sheet.
Stock-based compensation
During the three months ended March 31, 2021, a total of 2,786,291 options to purchase Common Stock, with an aggregate fair market value of approximately $6.2 million, were granted to employees and officers of the Company. Options have a term of 10 years from the grant date. Options granted to employees and officers will vest ratably over a three-year period.
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
The key assumptions used in determining the fair value of options granted during the three months ended March 31, 2021 follows:

Expected price volatility	59.65%-59.87%
Risk-free interest rate	0.50%-1.13%
Weighted average expected life in years	6 years
Dividend yield	—
Option activity during the three months ended March 31, 2021 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2021	7,060,966	$4.55	$2,831
Granted in 2021:
Officers and Directors	1,249,292	$3.84
Employees	1,536,999	$4.30
Exercised	(16,619)	$2.45
Forfeitures	(102,899)	$4.79
Outstanding at March 31, 2021	9,727,739	$4.42	$1,913
During the three months ended March 31, 2021 and 2020, Company employees and directors exercised approximately 16,619 and 107,287 stock options, respectively, with net proceeds to the Company of approximately $0.04 million and $0.3 million, respectively. The intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was approximately $0.03 million and $0.2 million, respectively.
As of March 31, 2021, options exercisable totaled 3,999,864. There are approximately $12.2 million of unrecognized compensation costs related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2024.
Restricted stock units
During the three months ended March 31, 2021, a cumulative total of 262,369 RSUs were granted to the Company’s executive officers and members of senior management, with a fair market value of approximately $1.0 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. RSU grants are time-based, all of which generally vest from a one to three-year period.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Restricted stock activity during the three months ended March 31, 2021 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2021	940,759	$3.71
Granted in 2021:
Officers and Directors	226,562	$3.84
Employees	35,807	$3.84
Vested	(268,174)	$3.97
Outstanding at March 31, 2021	934,954	$3.75

Warrants
The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to in connection with certain agreements.
As of March 31, 2021, a cumulative total of 2,136,019 warrants, with exercise prices ranging from $2.38 to $3.53, remain exercisable and outstanding. The warrants were valued using the Black-Scholes Model, which a cumulative fair value of approximately $6.1 million. There were no warrants granted or exercised during the three months ended March 31, 2021.

Preferred Stock
As of March 31, 2021, 443 shares of Series B Preferred Stock (“Series B”) are outstanding. There were no conversions of Series B during the three months ended March 31, 2021.
Earnings Per Share

	Three months ended March 31,
	2021	2020
Basic:
Net income attributable to common stockholders, basic	$5,237	$4,966
Weighted average common shares outstanding	100,988,245	97,118,267
Basic earnings per common share	$0.05	$0.05
Diluted:
Effect of dilutive securities:
Net income attributable to common stockholders, diluted	$5,237	$4,966
Weighted average common shares outstanding	100,988,245	97,118,267
Effect of dilutive options, RSUs, preferred stock and warrants	4,408,548	9,847,495
Dilutive weighted average common shares outstanding	105,396,793	106,965,762
Diluted earnings per common share	$0.05	$0.05

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
The Court scheduled a bench trial to commence on November 9, 2020 to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA. On October 6, 2020, the Court rescheduled the bench trial with Alvogen to commence on March 1, 2021. The three day bench trial against Alvogen was conducted from March 1, 2021 to March 3, 2021. Following the bench trial, the Court requested that the parties submit post-trial briefs. A decision from the Court is expected after the filing of the post-trial briefs.

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
The Court scheduled a bench trial to commence on November 9, 2020 (jointly with Alvogen) to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA. On October 6, 2020, the Court rescheduled the bench trial with Chemo and Alvogen to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA to commence on March 1, 2021. Chemo did not participate in the bench trial that commenced on March 1, 2021. Instead, on February 26, 2021, Chemo agreed to be bound by the decision of the Court with respect to the validity of the BEMA patents from the March 1, 2021 trial with Alvogen. The Court had scheduled a bench trial to commence on May 3, 2021 to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents. On December 1, 2020, the Court rescheduled the bench trial to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents to commence on November 15, 2021.
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
On September 11, 2019, two purported stockholders of the Company filed a putative class action against the Company and our directors in the Court of Chancery of the State of Delaware, captioned Drachman v. BioDelivery Sciences International, Inc., et al., C.A. No. 2019-0728-AGB (Del. Ch.) (the “Complaint”). The Complaint alleged that the Amendments did not receive the requisite vote of stockholders at the 2018 Annual Meeting and asserted claims for violation of the Delaware General Corporation Law, breach of fiduciary duties, and declaratory judgment. The Complaint sought, inter alia, a declaration that the Amendments were not validly approved and invalidation of the Amendments, including altering the one-year terms of all

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

directors duly elected at the 2018 and 2019 Annual Meetings to three-year terms. The Complaint also sought costs and disbursements, including attorneys’ fees. On July 1, 2020, the Company filed their response to the Complaint and denied the claims asserted therein.
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
On October 8, 2020, the Court entered an agreed-to order dismissing the plaintiffs’ claims for violation of the Delaware General Corporation Law. On October 13, 2020, plaintiffs filed an amended complaint, asserting individual, class and derivative claims for breach of fiduciary duties against our directors. On October 26, 2020, the defendants filed a motion to dismiss the amended complaint. On February 19, 2021, plaintiffs filed their opposition to the motion to dismiss. On March 8, 2021, the defendants filed a reply in further support of the motion to dismiss. The oral argument on defendants’ motion to dismiss is scheduled for June 10, 2021. The defendants intend to continue to defend against the litigation vigorously.

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
Our commercial strategy for BELBUCA (buprenorphine buccal film) is to further drive continued adoption in the large long-acting opioid market based on its unique profile coupled with growing physician interest, policy tailwinds, and expanding payer access. We aim to leverage the specialized commercial infrastructure we established for BELBUCA as a vehicle to enable commercial growth in Symproic, a peripherally acting mu-opioid receptor antagonist , which we view as a complementary asset.
Results of Operations
Comparison of the three months ended March 31, 2021 and 2020
Product Sales. We recognized $40.8 million and $37.7 million in product sales during the three months ended March 31, 2021 and 2020, respectively. The increase in 2021 is principally due to BELBUCA and Symproic product sales which have been driven by increased paid prescriptions across all channels of business.
Product Royalty Revenues. We recognized $0.2 million and $0.6 million in product royalty revenue during the three months ended March 31, 2021 and 2020, respectively, related to PAINKYL royalty revenue under our license agreement with TTY.
Cost of Sales. We incurred $5.8 million and $5.6 million in cost of sales during the three months ended March 31, 2021 and 2020, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC IV, LLC (“CDC”).
Selling, General and Administrative Expenses. During the three months ended March 31, 2021 and 2020, selling, general and administrative expenses totaled $27.8 million and $26.7 million, respectively. Selling, general and administrative costs include all costs not related to the manufacturing of product. The increase in selling, general and administrative expenses during the three months ended March 31, 2021 as compared to the same period in the prior year is primarily due to increased sales and marketing expenditures to support our growth plans, as well as increased legal spend.
Interest expense, net . During the three months ended March 31, 2021, we had net interest expense of $2.0 million, which consisted of $1.9 million of scheduled interest payments, and $0.1 million of amortization of discount and loan costs.
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
EBITDA and Non-GAAP Income:
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
•EBITDA does not reflect provision for income taxes or the cash requirements to pay taxes; and
•EBITDA excludes the impact of currency translation and net interest, including both interest expense and interest income.
Non-GAAP net income is an alternative view of our performance that we are providing because management believes this information enhances investors’ understanding of our results as it permits investors to better understand the ongoing operations of the business, the impact of any non-recurring one-time events, the cash results of the organization and is an additional measure used by management to assess performance.
Non-GAAP net income is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of non-GAAP net income rather than net income, which is the nearest GAAP equivalent. Some of these limitations are:
•The expenses and other items that we exclude in our calculation of non-GAAP net income may differ from the expenses and other items, if any, that other companies may exclude from non-GAAP net income when they report their operating results since non-GAAP income is not a measure determined in accordance with GAAP, and it has no standardized meaning prescribed by GAAP;
•We exclude stock-based compensation expense from non-GAAP net income although (a) it has been, and will likely continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would likely be higher, which would affect our cash position; and
•We exclude amortization of intangible assets from non-GAAP net income due to the non-cash nature of this expense and although it has been and will continue to be for the foreseeable future a recurring expense for our business, these expenses do not affect our cash position.
Reconciliations of non-GAAP metrics to most directly comparable U.S. GAAP financial measures:
The following tables reconcile net income earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Three Months Ended March 31,
Reconciliation of GAAP net income to EBITDA (non-GAAP)	2021	2020
GAAP net income	$5,237	$4,966
Add back/(subtract):
Income tax provision	222	(278)
Net interest expense	1,979	1,294
Depreciation and amortization	1,753	1,802
EBITDA	$9,191	$7,784
Reconciliation of GAAP net income to Non-GAAP net income
GAAP net income	$5,237	$4,966
Non-GAAP adjustments:
Stock-based compensation expense	1,490	1,520
Amortization of intangible assets	1,735	1,781
Non-GAAP net income	$8,462	$8,267

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
At March 31, 2021, we had cash and cash equivalents of approximately $116.4 million. We generated $11.1 million of cash in operations during the three months ended March 31, 2021. We believe that we have sufficient cash, along with expected proceeds from sales of BELBUCA and Symproic, to manage the business as currently planned.
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
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements.
Effects of Inflation
We do not believe that inflation has had a material effect on our financial position or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.
Critical Accounting Policies
For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2020.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer (our principal executive officer) and Executive Vice President, Treasurer and Chief Financial Officer (our principal financial officer) (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.
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
Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “will,” “potential,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the U.S. Securities and Exchange Commission. Actual results, including, without limitation: (i) actual sales results (including the results of our continuing commercial efforts with BELBUCA and Symproic), (ii) the application and availability of corporate funds and our need for future funds, (iii) the FDA’s review of our products and any regulatory filings related thereto, or (iv) the results of our ongoing intellectual property litigations and patent office proceedings, may differ materially from those set forth or implied in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, the impact of the COVID-19 pandemic on our business and results of operations, those listed under Item 1A of our most recent Annual Report on Form 10-K filed with the SEC on March 11, 2021 and under Item 1A of this Quarterly Report on Form 10-Q and other factors detailed from time to time in our other filings with the U.S. Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A.    Risk Factors.
To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 11, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (a)	Maximum approximate dollar value of shares that may yet be purchased under the plan (b)
January 1-31, 2021	372,130	$4.02	372,130	$23,294
February 1 -28, 2021	137,428	$3.94	137,428	$22,754
March 1-31, 2021	1,068,586	$3.80	1,068,586	$18,697
Total	1,578,144		1,578,144
(a) The repurchase plan was authorized on November 4, 2020
(b) The repurchase plan approved repurchase of up to $25 million of our Company's shares
On November 4, 2020, our Board of Directors authorized the repurchase of up to $25 million of our Company's shares of Common Stock. The timing and amount of any shares purchased on the open market is determined based on our evaluation of market conditions, share price and other factors. We have utilized and plan to utilize existing cash on hand to fund the share repurchase program.
During the three months ended March 31, 2021, a cumulative total of 1,578,144 shares, with a weighted average price of $3.87 for a value of $6.1 million were repurchased and recorded as Treasury Stock in the 2021 condensed consolidated balance sheet.
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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: May 6, 2021	By:	/s/ Jeffrey Bailey
Jeffrey Bailey
Director and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1