Form 10-Q
period 2021-06-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2021-08-04
CIK 1103021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2021, there were 101,863,230 shares of company Common Stock issued and 98,597,546 shares of company Common Stock outstanding.

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

From time to time, we may use our website, our Facebook page at Facebook.com/BioDeliverySI, our Twitter at @BioDeliverySI and our LinkedIn at linkedin.com/company/biodeliverysciencesinternational to distribute material information. Our financial and other material information is routinely posted to and accessible on the "Investors" section of our website, available at www.bdsi.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page, our LinkedIn page and our Twitter posts are not incorporated into, and does not form a part of, this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$119,853	$111,584
Accounts receivable, net	52,872	48,150
Inventory, net	18,659	17,443
Prepaid expenses and other current assets	4,680	5,208
Total current assets	196,064	182,385
Property and equipment, net	1,640	1,418
Goodwill	2,715	2,715
License and distribution rights, net	49,908	53,376
Total assets	$250,327	$239,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,752	$52,995
Notes payable, current	6,154	—
Total current liabilities	63,906	52,995
Notes payable, less current maturities	72,472	78,452
Other long-term liabilities	31	213
Total liabilities	136,409	131,660
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series B Non-Voting Convertible Preferred Stock, $0.001 par value, 443 shares outstanding at June 30, 2021 and December 31, 2020, respectively.	—	—
Common Stock, $0.001 par value; 235,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 101,794,730 and 101,417,441 shares issued; 98,529,046 and 101,354,447 shares outstanding at June 30, 2021 and December 31, 2020, respectively.	104	104
Additional paid-in capital	452,550	449,264
Treasury stock, at cost, 3,265,684 and 62,994 shares, as of June 30, 2021 and December 31, 2020, respectively.	(12,155)	(252)
Accumulated deficit	(326,581)	(340,882)
Total stockholders’ equity	113,918	108,234
Total liabilities and stockholders’ equity	$250,327	$239,894
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$40,523	$36,445	$81,326	$74,161
Product royalty revenues	916	137	1,132	700
Total revenues:	41,439	36,582	82,458	74,861
Cost of sales	4,284	5,435	10,105	10,995
Expenses:
Selling, general and administrative	25,779	28,211	53,540	54,948
Total expenses:	25,779	28,211	53,540	54,948
Income from operations	11,376	2,936	18,813	8,918
Interest expense, net	(1,999)	(1,693)	(3,977)	(2,987)
Other (expense)/income, net	(1)	8	(1)	8
Income before income taxes	$9,376	$1,251	$14,835	$5,939
Income tax (provision)/recovery	(312)	(86)	(534)	192
Net income attributable to common stockholders	$9,064	$1,165	$14,301	$6,131
Basic
Weighted average common stock shares outstanding	98,793,242	100,136,893	99,884,680	98,541,877
Basic earnings per share	$0.09	$0.01	$0.14	$0.06
Diluted
Weighted average common stock shares outstanding	102,508,512	108,111,201	104,009,410	107,062,161
Diluted earnings per share	$0.09	$0.01	$0.14	$0.06
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2020	2,093,155	$2	618	$—	96,189,074	$96	$436,306	$(47)	$(366,593)	$69,764
Stock-based compensation	—	—	—	—	—	—	1,520	—	—	1,520
Stock option exercises	—	—	—	—	107,287	—	338	—	—	338
Restricted stock awards	—	—	—	—	459,670	—	—	—	—	—
Series A conversion to common stock	(2,093,155)	(2)	—	—	2,093,155	2	(1)	—	—	(1)
Series B conversion to common stock	—	—	(175)	—	972,222	1	—	—	—	1
Net income	—	—	—	—	—	—	—	—	4,966	4,966
Balances, March 31, 2020	—	—	443	$—	99,821,408	99	438,163	(47)	(361,627)	76,588
Stock-based compensation	—	—	—	—	—	—	4,786	—	—	4,786
Stock option exercises	—	—	—	—	983,437	—	2,231	—	—	2,231
Restricted stock awards	—	—	—	—	111,666	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	1,165	1,165
Balances, June 30, 2020	—	—	443	—	100,916,511	99	445,180	(47)	(360,462)	84,770
Stock-based compensation	—	—	—	—	—	—	1,539	—	—	1,539
Stock option exercises	—	—	—	—	68,623	1	191	—	—	192
Restricted stock awards	—	—	—	—	141,318	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	9,384	9,384
Balances, September 30, 2020	—	—	443	—	101,126,452	100	446,910	(47)	(351,078)	95,885
Stock-based compensation	—	—	—	—	—	—	1,750	—	—	1,750
Stock option exercises	—	—	—	—	240,656	1	608	—	—	609
Restricted stock awards	—	—	—	—	50,333	3	(4)	—	—	(1)
Share repurchase	—	—	—	—	—	—	—	(205)	—	(205)
Net income	—	—	—	—	—	—	—	—	10,196	10,196
Balances, December 31, 2020	—	—	443	—	101,417,441	104	449,264	(252)	(340,882)	108,234
Stock-based compensation	—	—	—	—	—	—	1,490	—	—	1,490
Stock option exercises	—	—	—	—	16,619	—	40	—	—	40
Restricted stock awards	—	—	—	—	268,174	—	—	—	—	—
Share repurchase	—	—	—	—	—	—	—	(6,147)	—	(6,147)
Net income	—	—	—	—	—	—	—	—	5,237	5,237
Balances, March 31, 2021	—	—	443	—	101,702,234	104	450,794	(6,399)	(335,645)	108,854
Stock-based compensation	—	—	—	—	—	—	1,697	—	—	1,697
Stock option exercises	—	—	—	—	25,828	—	59	—	—	59
Restricted stock awards	—	—	—	—	66,668	—	—	—	—	—
Share repurchase	—	—	—	—	—	—	—	(5,756)	—	(5,756)
Net income	—	—	—	—	—	—	—	—	9,064	9,064
Balances, June 30, 2021	—	—	443	—	101,794,730	$104	$452,550	$(12,155)	$(326,581)	$113,918

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS, IN THOUSANDS)
(Unaudited)

	Six months ended June 30,
	2021	2020
Operating activities:
Net income	$14,301	$6,131
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	54	446
Accretion of debt discount and loan costs	174	142
Amortization of intangible assets	3,469	3,515
Provision for inventory obsolescence	699	72
Stock-based compensation expense	3,187	6,306
Net change in operating lease assets and liabilities	(19)	—
Changes in assets and liabilities:
Accounts receivable	(4,722)	(9,336)
Inventories	(1,915)	(6,534)
Prepaid expenses and other assets	368	1,670
Accounts payable and accrued liabilities	4,731	2,617
Taxes payable	—	(40)
Net cash flows provided by operating activities	20,327	4,989
Investing activities:
Acquisitions of equipment	(415)	—
Net cash flows used in investing activities	(415)	—
Financing activities:
Proceeds from notes payable	—	20,000
Proceeds from exercise of stock options	260	2,569
Payment on share repurchase	(11,903)	—
Payment on deferred financing fees	—	(437)
Net cash flows provided by financing activities	(11,643)	22,132
Net change in cash and cash equivalents	8,269	27,121
Cash and cash equivalents at beginning of period	111,584	63,888
Cash and cash equivalents at end of period	$119,853	$91,009
Cash paid for interest	$3,821	$3,095
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
On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. Inventory obsolescence reserves at June 30, 2021 and December 31, 2020 were $3.0 million and $2.3 million, respectively.
Revenue recognition
Product sales
Product sales amounts relate to sales of BELBUCA and Symproic. Product sales for the three and six months ended June 30, 2020 also included sales of BUNAVAIL. The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations. Generally, there is no post-shipment obligation on product sold.

Product royalty revenues
Product royalty revenue amounts are based on sales revenue of the PAINKYL™ product under the Company’s license agreement with TTY Biopharm Co., Ltd., ("TTY") and the BREAKYL™ product under the Company’s license agreement with Meda AB, which was acquired by Mylan N.V. and later acquired by Viatris, Inc. (which we refer to herein as Viatris). Product royalty revenues are recognized when control of the product is transferred to the license partner in an amount that reflects the consideration expected to be received. Supplemental sales-based product royalty revenue may also be earned upon the subsequent sale of the product at agreed upon contractual rates.

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
In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel sell-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, management develops an estimate of the quantity of product in the channel which may be subject to various rebate and chargeback exposures. To estimate months of ending inventory in the Company’s distribution channel, the Company divides estimated ending inventory in the distribution channel by the Company’s recent prescription data, not considering any future anticipated demand growth beyond the succeeding quarter. Monthly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period. This is done for each product line by applying a rate of historical activity for rebates and chargebacks, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated, net of reserved return units, to be in the distribution channel. In addition, the Company receives daily information from the major wholesalers regarding their sales and actual on hand inventory levels of the Company’s products. This enables the Company to execute accurate provisioning procedures.
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
There can be a significant lag between the Company's establishment of an estimate and the timing of the invoicing or claim. The Company believes it has made reasonable estimates for future rebates and claims, however, these estimates involve assumptions pertaining to contractual utilization and performance, and payor mix. If the performance or mix across third-party payors is different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or chargebacks than it had estimated.
Cost of sales
Cost of sales includes the direct costs attributable to the production of BELBUCA and Symproic. It includes raw materials, production costs at the Company’s contract manufacturing sites, quality testing directly related to the products, inventory reserves, and depreciation on equipment that the Company has purchased to produce BELBUCA, Symproic and formerly BUNAVAIL. It also includes any batches not meeting specifications and raw material yield losses. Yield losses and the costs related to batches not meeting specifications are expensed as incurred. Cost of sales is recognized when sold to the wholesaler from our distribution center.
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
As of June 30, 2021, the Company reported $52.9 million of trade receivables within accounts receivable. Based on an aging analysis at June 30, 2021, 93% of the Company's accounts receivable were outstanding less than 30 days. There was no change to the allowance for doubtful accounts and credit losses between June 30, 2021 and December 31, 2020. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.
New Accounting Pronouncements, adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company adopted Topic 740 during the six months ended June 30, 2021 and determined that the new guidance did not have a material impact on its consolidated financial statements.

The Company has reviewed other new accounting pronouncements that were issued as of June 30, 2021 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
The following table summarizes the financial instruments measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Balance at June 30, 2021
Cash and cash equivalents	$119,853	$—	—	$119,853
The cash and cash equivalent balance as of June 30, 2021 includes investments in various money market accounts and cash held in interest bearing accounts.
2. Inventory:
The following table represents the components of inventory as of:

	June 30, 2021	December 31, 2020
Raw materials	$3,127	$3,389
Work-in-process	6,828	9,949
Finished goods	11,657	6,359
Obsolescence reserve	(2,953)	(2,254)
Total inventories	$18,659	$17,443

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

3. Accounts payable and accrued liabilities:
The following table represents the components of accounts payable and accrued liabilities as of:

	June 30, 2021	December 31, 2020
Accounts payable	$4,073	$4,213
Accrued rebates	35,644	34,247
Accrued compensation and benefits	6,115	5,488
Accrued returns	6,535	5,128
Accrued royalties	1,123	704
Taxes payable	(22)	1,026
Accrued legal	2,113	515
Accrued regulatory expenses	511	397
Accrued other	1,660	1,277
Total accounts payable and accrued liabilities	$57,752	$52,995

4. Property and equipment:
Property and equipment, summarized by major category, consist of the following as of:

	June 30, 2021	December 31, 2020
Machinery & equipment	$4,848	$4,683
Right of use, building lease	333	471
Computer equipment & software	640	272
Office furniture & equipment	174	174
Leasehold improvements	43	43
Idle equipment	679	679
Construction in progress	—	119
Total	6,717	6,441
Less accumulated depreciation and amortization	(5,077)	(5,023)
Total property and equipment, net	$1,640	$1,418
Depreciation expense for the three-month periods ended June 30, 2021 and June 30, 2020, was approximately $0.03 million and $0.4 million, respectively. Depreciation expense for the six-month periods ended June 30, 2021 and June 30, 2020, was approximately $0.1 million and $0.4 million, respectively. Depreciation expense for the three- and six-month periods ended June 30, 2020 includes a $0.3 million one-time charge due to BUNAVAIL equipment write-off.
5. Intangible assets:
Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

June 30, 2021	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Weighted Average Useful Life
BELBUCA license and distribution rights	45,000	(20,250)	24,750	5.5
Symproic license and distribution rights	30,636	(5,478)	25,158	10.5
Total intangible assets	$75,636	$(25,728)	$49,908	7.5

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
The loan facility carries a 72-month term with interest only payments on the term loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate on the first day for the quarter, with a floor of 2% for the LIBOR rate (LIBOR effective rate as of April 1, 2021 was 0.20%.) The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.
The debt balance has been categorized within Level 2 of the fair value hierarchy. The notes payable debt balance as of June 30, 2021 approximates its fair value based on prevailing interest rates as of the balance sheet date.
The following table represents future maturities of the notes payable obligation as of June 30, 2021:

2021	—
2022	18,462
2023	24,615
2024	24,615
2025	12,308
Total maturities	$80,000
Unamortized discount and loan costs	(1,374)
Total notes payable obligation	$78,626

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

7. Net sales by product:
The Company’s business is classified as a single reportable segment.
However, the following table presents net sales by product:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
BELBUCA	$36,504	$32,344	$72,906	$65,813
% of net product sales	90%	89%	90%	89%
Symproic	4,019	3,413	8,420	7,593
% of net product sales	10%	9%	10%	10%
BUNAVAIL	—	688	—	755
% of net product sales	—%	2%	—%	1%
Net product sales	$40,523	$36,445	$81,326	$74,161
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

During the six months ended June 30, 2021, a cumulative total of 3,202,690 shares, with a weighted average price of $3.72 for a value of $11.9 million were repurchased and recorded as Treasury Stock in the condensed consolidated balance sheet.
Stock-based compensation
During the six months ended June 30, 2021, a total of 2,893,682 options to purchase Common Stock, with an aggregate fair market value of approximately $11.8 million, were granted to employees and the Company's executive officers of the Company. Options have a term of 10 years from the grant date. Options granted to employees and officers will vest ratably over a three-year period.
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
The key assumptions used in determining the fair value of options granted during the six months ended June 30, 2021 follows:

Expected price volatility	58.57%-59.87%
Risk-free interest rate	0.50%-1.13%
Weighted average expected life in years	6 years
Dividend yield	—

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Option activity during the six months ended June 30, 2021 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2021	7,060,966	$4.55	$2,831
Granted in 2021:
Officers and Directors	1,249,292	3.84
Employees	1,644,390	4.25
Exercised	(42,447)	2.35
Forfeitures	(295,071)	4.79
Outstanding at June 30, 2021	9,617,130	$4.41	$1,061
During the six months ended June 30, 2021 and 2020, Company employees and directors exercised approximately 42,447 and 1,090,724 stock options, respectively, with net proceeds to the Company of approximately $0.1 million and $2.6 million, respectively. The intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was approximately $0.1 million and $3.0 million, respectively.
As of June 30, 2021, options exercisable totaled 4,007,289. There are approximately $10.7 million of unrecognized compensation costs related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2024.
Restricted stock units
During the six months ended June 30, 2021, a cumulative total of 262,369 RSUs were granted to the Company’s executive officers and members of senior management, with a fair market value of approximately $1.0 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. RSU grants are time-based, all of which generally vest from a one to three-year period.
Restricted stock activity during the six months ended June 30, 2021 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2021	940,759	$3.71
Granted:
Officers and Directors	226,562	3.84
Employees	35,807	3.84
Vested	(334,842)	3.88
Forfeitures	—	—
Outstanding at June 30, 2021	868,286	$3.87
Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

As of June 30, 2021, a cumulative total of 2,051,033 warrants, with exercise prices ranging from $2.38 to $3.42, remain exercisable and outstanding. The warrants were valued using the Black-Scholes Model, which a cumulative fair value of approximately $4.5 million. There were no warrants granted or exercised during the six months ended June 30, 2021.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

Preferred Stock
As of June 30, 2021, 443 shares of Series B Preferred Stock (“Series B”) are outstanding. There were no conversions of Series B during the six months ended June 30, 2021.
Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic:
Net income attributable to common stockholders, basic	$9,064	$1,165	$14,301	$6,131
Weighted average common shares outstanding	98,793,242	100,136,893	99,884,680	98,541,877
Basic earnings per common share	$0.09	$0.01	$0.14	$0.06
Diluted:
Effect of dilutive securities:
Net income attributable to common stockholders, diluted	$9,064	$1,165	$14,301	$6,131
Weighted average common shares outstanding	98,793,242	100,136,893	99,884,680	98,541,877
Effect of dilutive options and warrants	3,715,270	7,974,308	4,124,730	8,520,284
Dilutive weighted average common shares outstanding	102,508,512	108,111,201	104,009,410	107,062,161
Diluted earnings per common share	$0.09	$0.01	$0.14	$0.06
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
On June 6, 2016, in an unrelated case in which Indivior and Aquestive asserted the ‘832 Patent against other parties, the Delaware District Court entered an order invalidating other claims in the ‘832 Patent. Indivior and Aquestive did not appeal the Delaware Court’s holding that other claims of the ‘832 Patent are invalid. On February 10, 2021, the parties in our EDNC declaratory judgment action filed a covenant by Indivior and Aquestive not to sue us for infringement of the ‘832 Patent. In view of that covenant and the prior invalidation of the ‘080 patent, we filed a notice of voluntary dismissal of the Company’s EDNC declaratory judgement action.
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
On August 6, 2019, the EDNC granted the Company’s motion to dismiss, and dismissed the complaint without prejudice. On or about November 11, 2019, Aquestive refiled a complaint in the EDNC against the Company alleging that BELBUCA infringes the ‘167 Patent. On January 13, 2020, in lieu of answering the complaint, we filed a motion to dismiss the complaint. After the two motions were denied, on April 16, 2020, we answered the complaint. Aquestive moved to dismiss our counter-claim of

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

unenforceability, but the court denied that motion. The Company strongly refutes as without merit Aquestive’s assertion of patent infringement and will vigorously defend the lawsuit.

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
The Court scheduled a bench trial to commence on November 9, 2020 to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA. On October 6, 2020, the Court rescheduled the bench trial with Alvogen to commence on March 1, 2021. A three day bench trial against Alvogen was conducted commencing on March 1, 2021. At the conclusion of trial, the Court ordered the parties to submit post-trial briefs. Post-trial briefing was completed on May 26, 2021. The Company subsequently moved the Court to strike (i.e., remove from the Court’s consideration) three patent invalidity defenses raised for the first time in Alvogen’s post-trial briefs and two documents improperly cited in Alvogen’s post-trial briefs. On June 28, 2021, the Court granted the Company’s motion to strike in its entirety. In addition, on June 28, 2021, the Court enjoined Alvogen from launching its generic product until the Court issues its final decision on the merits. The Company remains confident in the validity of its Orange Book patents listed for BELBUCA.

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

The Court scheduled a bench trial to commence on November 9, 2020 (jointly with Alvogen) to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA. On October 6, 2020, the Court rescheduled the bench trial with Chemo and Alvogen to adjudicate issues concerning the validity of the Orange Book patents listed for BELBUCA to commence on March 1, 2021. Chemo did not participate in the bench trial that commenced on March 1, 2021. Instead, on February 26, 2021, Chemo agreed to be bound by the decision of the Court with respect to the validity of the BEMA patents from the March 1, 2021 trial with Alvogen. The Court had scheduled a bench trial to commence on May 3, 2021 to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents. On December 1, 2020, the Court rescheduled the bench trial to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents to commence on November 15, 2021. On July 15, 2021, the Court rescheduled the bench trial to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents to commence on April 25, 2022.
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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

On October 8, 2020, the Court entered an agreed-to order dismissing the plaintiffs’ claims for violation of the Delaware General Corporation Law. On October 13, 2020, plaintiffs filed an amended complaint, asserting individual, class and derivative claims for breach of fiduciary duties against our directors. On October 26, 2020, the defendants filed a motion to dismiss the amended complaint. On February 19, 2021, plaintiffs filed their opposition to the motion to dismiss. On March 8, 2021, the defendants filed a reply in further support of the motion to dismiss. The oral argument on defendants’ motion to dismiss took place on June 10, 2021 and, pursuant to a request from the Court, the parties are in the process of filing supplemental briefing. The defendants intend to continue to defend against the litigation vigorously.

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

Our commercial strategy for BELBUCA (buprenorphine buccal film) is to further drive continued adoption in the large long-acting opioid market based on its unique profile coupled with growing physician interest, policy tailwinds, and expanding payor access. We aim to leverage the specialized commercial infrastructure we established for BELBUCA as a vehicle to enable commercial growth in Symproic, a peripherally acting mu-opioid receptor antagonist, which we view as a complementary asset.
Results of Operations
Comparison of the three months ended June 30, 2021 and 2020
Product Sales. We recognized $40.5 million and $36.4 million in product sales during the three months ended June 30, 2021 and 2020, respectively. The increase in 2021 is principally due to BELBUCA and Symproic product sales which have been driven by increased paid prescriptions across all channels of business.
Product Royalty Revenues. During the three months ended June 30, 2021 and 2020, we recognized $0.9 million and $0.1 million in PAINKYL and BREAKYL product royalty revenue under our license agreements with TTY and Mylan, respectively.
Cost of Sales. We incurred $4.3 million and $5.4 million in cost of sales during the three months ended June 30, 2021 and 2020, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC IV, LLC (“CDC”). Cost of sales for the three months ended June 30, 2021 includes $1.4 million for the recovery of certain costs associated with previously reserved inventory. Cost of sales for the three months ended June 30, 2020 includes a $0.3 million one-time depreciation charge due to BUNAVAIL equipment write-off.
Selling, General and Administrative Expenses. During the three months ended June 30, 2021 and 2020, selling, general and administrative expenses totaled $25.8 million and $28.2 million, respectively. Selling, general and administrative costs include all costs not related to the manufacturing of product. The decrease in selling, general and administrative expenses during the three months ended June 30, 2021 as compared to the same period in the prior year is primarily due to accelerated stock compensation and severance expense related to the departure of the Company's previous Chief Executive Officer in the second quarter of 2020.
Interest expense, net . During the three months ended June 30, 2021, we had net interest expense of $2.0 million, which consisted of $1.9 million of scheduled interest payments, and $0.1 million of amortization of discount and loan costs.
During the three months ended June 30, 2020, we had net interest expense of $1.7 million, which includes interest expense of $1.6 million and $0.1 million of amortization of discount and loan costs.
Comparison of the six months ended June 30, 2021 and 2020

Product Sales. We recognized $81.3 million and $74.2 million in product sales during the six months ended June 30, 2021 and 2020, respectively. The increase in 2021 is principally due to increased BELBUCA and Symproic product sales from higher patient utilization, the impact of managed care wins, and the impact of price increases.

Product Royalty Revenues. During the six months ended June 30, 2021 and 2020, we recognized $1.1 million and $0.7 million in PAINKYL and BREAKYL product royalty revenue under our license agreements with TTY and Mylan, respectively. Product royalty revenue related to PAINKYL and BREAKYL is primarily via government demand in the Ex-U.S. countries where the products are sold by TTY and Mylan, respectively.
Cost of Sales. We incurred $10.1 million and $11.0 million in cost of sales during the six months ended June 30, 2021 and 2020, respectively. Cost of sales includes product cost, royalties paid, depreciation, yield adjustments and quarterly minimum royalty payments to CDC. Cost of sales for the six months ended June 30, 2021 includes $1.4 million for the recovery of certain costs associated with previously reserved inventory. Cost of sales for the six months ended June 30, 2020 includes a $0.3 million one-time depreciation charge due to BUNAVAIL equipment write-off.
Selling, General and Administrative Expenses. During the six months ended June 30, 2021 and 2020, selling, general and administrative expenses totaled $53.5 million and $54.9 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA and Symproic, legal, accounting and wages, consulting and professional fees, travel costs, stock based compensation and amortization. The decrease in selling, general and administrative expenses during the six months ended June 30, 2021 as compared to the same period in the prior year is primarily due to accelerated stock compensation and severance expense related to the departure of the Company's Chief Executive Officer in 2020, partially offset by increased legal spend in 2021.
Interest expense, net. During the six months ended June 30, 2021, we had net interest expense of $4.0 million, which includes interest expense of $3.8 million and $0.2 million of amortization of discount and loan costs. During the six months ended June 30, 2021, we also had interest income of $0.02 million.

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
EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of EBITDA rather than net income, which is the nearest GAAP equivalent. Some of these limitations are:
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
Reconciliations of non-GAAP metrics to most directly comparable U.S. GAAP financial measures:
The following tables reconcile net income earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of GAAP net income to EBITDA (non-GAAP)	2021	2020	2021	2020
GAAP net income	$9,064	$1,165	$14,301	$6,131
Add back/(subtract):
Income tax recovery/(provision)	312	86	534	(192)
Net interest expense	1,999	1,685	3,977	2,979
Depreciation and amortization	1,769	2,159	3,523	3,960
EBITDA	$13,144	$5,095	$22,335	$12,878
Reconciliation of GAAP net income to Non-GAAP net income
GAAP net income	$9,064	$1,165	$14,301	$6,131
Non-GAAP adjustments:
Stock-based compensation expense	1,697	1,364	3,187	2,884
Amortization of intangible assets	1,735	1,734	3,469	3,515
Non-recurring financial impact of CEO transition	—	5,078	—	5,078
Non-recurring financial impact of BUNAVAIL discontinuation	—	295	—	295
Non-GAAP net income	$12,496	$9,636	$20,957	$17,903

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
As of June 30, 2021, we had cash and cash equivalents of approximately $119.9 million. We generated $20.3 million of cash in operations during the six months ended June 30, 2021 . We believe that we have sufficient cash, along with expected proceeds from sales of BELBUCA and Symproic, to manage the business as currently planned.
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements.
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
Additionally, LIBOR is to be phased out by June 23, 2023 and replaced. However, we will not be required to renegotiate our loan documents with our current lender.
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
Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (a)	Maximum approximate dollar value of shares that may yet be purchased under the plan (b)
April 1-30, 2021	1,526,841	$3.51	1,526,841	$13,333
May 1-31, 2021	97,705	$3.52	97,705	$12,989
June 1-30, 2021	—	$—	—	$12,989
Total	1,624,546		1,624,546
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
During the six months ended June 30, 2021, a cumulative total of 3,202,690 shares, with a weighted average price of $3.72 for a value of $11.9 million were repurchased and recorded as Treasury Stock in the 2021 condensed consolidated balance sheet.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: August 4, 2021	By:	/s/ Jeffrey Bailey
Jeffrey Bailey
Director and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1