Form 10-Q
period 2021-09-30
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2021-11-03
CIK 1103021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2021, there were 102,061,623 shares of company Common Stock issued and 98,795,939 shares of company Common Stock outstanding.

BioDelivery Sciences International, Inc. and Subsidiaries
Quarterly Report on Form 10-Q
We own various trademark registrations and applications, and unregistered trademarks, including BioDelivery Sciences International, Inc., BEMA, BELBUCA, ELYXYB, BUNAVAIL, ONSOLIS and our corporate logo. We have an exclusive license to use and display the Symproic registered trademark in order to commercialize Symproic in the United States. All other trade names, trademarks and service marks of other companies appearing in this prospectus are the property of their respective holders. Solely for convenience, the trademarks and trade names in this prospectus may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$100,710	$111,584
Accounts receivable, net	57,572	48,150
Inventory, net	23,075	17,443
Prepaid expenses and other current assets	6,904	5,208
Total current assets	188,261	182,385
Property and equipment, net	1,525	1,418
Goodwill	2,715	2,715
License and distribution rights, net	63,569	53,376
Total assets	$256,070	$239,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$74,580	$52,995
Notes payable, current	3,077	—
Total current liabilities	77,657	52,995
Notes payable, less current maturities	55,638	78,452
Other long-term liabilities	—	213
Total liabilities	133,295	131,660
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; Series B Non-Voting Convertible Preferred Stock, $0.001 par value, 443 shares outstanding at September 30, 2021 and December 31, 2020, respectively.	—	—
Common Stock, $0.001 par value; 235,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 102,057,290 and 101,417,441 shares issued; 98,791,606 and 101,354,447 shares outstanding at September 30, 2021 and December 31, 2020, respectively.	104	104
Additional paid-in capital	454,738	449,264
Treasury stock, at cost, 3,265,684 and 62,994 shares, as of September 30, 2021 and December 31, 2020, respectively.	(12,155)	(252)
Accumulated deficit	(319,912)	(340,882)
Total stockholders’ equity	122,775	108,234
Total liabilities and stockholders’ equity	$256,070	$239,894
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$41,072	$38,785	$122,398	$112,946
Product royalty revenues	20	658	1,151	1,358
Total revenues:	41,092	39,443	123,549	114,304
Cost of sales	6,365	5,376	16,470	16,371
Expenses:
Selling, general and administrative	25,468	22,461	79,007	77,408
Total expenses:	25,468	22,461	79,007	77,408
Income from operations	9,259	11,606	28,072	20,525
Interest expense, net	(1,984)	(2,010)	(5,962)	(4,997)
Other (expense)/income, net	—	(2)	(1)	6
Income before income taxes	$7,275	$9,594	$22,109	$15,534
Income tax provision	(606)	(211)	(1,139)	(19)
Net income attributable to common stockholders	$6,669	$9,383	$20,970	$15,515
Basic
Weighted average common stock shares outstanding	98,699,857	101,031,317	99,485,399	99,377,748
Basic earnings per share	$0.07	$0.09	$0.21	$0.16
Diluted
Weighted average common stock shares outstanding	102,430,883	105,783,568	103,473,967	104,836,493
Diluted earnings per share	$0.07	$0.09	$0.20	$0.15
See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2020	2,093,155	$2	618	$—	96,189,074	$96	$436,306	$(47)	$(366,593)	$69,764
Stock-based compensation	—	—	—	—	—	—	1,520	—	—	1,520
Stock option exercises	—	—	—	—	107,287	—	338	—	—	338
Restricted stock awards	—	—	—	—	459,670	—	—	—	—	—
Series A conversion to common stock	(2,093,155)	(2)	—	—	2,093,155	2	(1)	—	—	(1)
Series B conversion to common stock	—	—	(175)	—	972,222	1	—	—	—	1
Net income	—	—	—	—	—	—	—	—	4,966	4,966
Balances, March 31, 2020	—	—	443	$—	99,821,408	99	438,163	(47)	(361,627)	76,588
Stock-based compensation	—	—	—	—	—	—	4,786	—	—	4,786
Stock option exercises	—	—	—	—	983,437	—	2,231	—	—	2,231
Restricted stock awards	—	—	—	—	111,666	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	1,165	1,165
Balances, June 30, 2020	—	—	443	—	100,916,511	99	445,180	(47)	(360,462)	84,770
Stock-based compensation	—	—	—	—	—	—	1,539	—	—	1,539
Stock option exercises	—	—	—	—	68,623	1	191	—	—	192
Restricted stock awards	—	—	—	—	141,318	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	9,384	9,384
Balances, September 30, 2020	—	—	443	—	101,126,452	100	446,910	(47)	(351,078)	95,885
Stock-based compensation	—	—	—	—	—	—	1,750	—	—	1,750
Stock option exercises	—	—	—	—	240,656	1	608	—	—	609
Restricted stock awards	—	—	—	—	50,333	3	(4)	—	—	(1)
Share repurchase	—	—	—	—	—	—	—	(205)	—	(205)
Net income	—	—	—	—	—	—	—	—	10,196	10,196
Balances, December 31, 2020	—	—	443	—	101,417,441	104	449,264	(252)	(340,882)	108,234
Stock-based compensation	—	—	—	—	—	—	1,490	—	—	1,490
Stock option exercises	—	—	—	—	16,619	—	40	—	—	40
Restricted stock awards	—	—	—	—	268,174	—	—	—	—	—
Share repurchase	—	—	—	—	—	—	—	(6,147)	—	(6,147)
Net income	—	—	—	—	—	—	—	—	5,237	5,237
Balances, March 31, 2021	—	—	443	—	101,702,234	104	450,794	(6,399)	(335,645)	108,854
Stock-based compensation	—	—	—	—	—	—	1,697	—	—	1,697
Stock option exercises	—	—	—	—	25,828	—	59	—	—	59
Restricted stock awards	—	—	—	—	66,668	—	—	—	—	—
Share repurchase	—	—	—	—	—	—	—	(5,756)	—	(5,756)
Net income	—	—	—	—	—	—	—	—	9,064	9,064
Balances, June 30, 2021	—	—	443	—	101,794,730	104	452,550	(12,155)	(326,581)	113,918
Stock-based compensation	—	—	—	—	—	—	1,837	—	—	1,837
Stock option exercises	—	—	—	—	113,243	—	351	—	—	351
Restricted stock awards	—	—	—	—	149,317	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	6,669	6,669
Balances, September 30, 2021	—	$—	443	$—	102,057,290	$104	$454,738	$(12,155)	$(319,912)	$122,775

See notes to condensed consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS, IN THOUSANDS)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net income	$20,970	$15,515
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	97	467
Accretion of debt discount and loan costs	264	231
Amortization of intangible assets	5,262	5,248
Provision for/(release of) inventory obsolescence	1,100	(297)
Stock-based compensation expense	5,024	7,845
Net change in operating lease assets and liabilities	(30)	—
Changes in assets and liabilities:
Accounts receivable	(9,422)	(5,040)
Inventories	(6,731)	(7,278)
Prepaid expenses and other assets	(1,856)	(1,985)
Accounts payable and accrued liabilities	12,005	(701)
Taxes payable	606	(40)
Net cash flows provided by operating activities	27,289	13,965
Investing activities:
Product acquisitions	(6,456)	—
Acquisitions of property, plant and equipment	(415)	—
Net cash flows used in investing activities	(6,871)	—
Financing activities:
Payment on notes payable	(20,000)	—
Proceeds from notes payable	—	20,000
Proceeds from exercise of stock options	611	2,761
Payment on share repurchase	(11,903)	—
Payment on deferred financing fees	—	(437)
Net cash flows (used in)/provided by financing activities	(31,292)	22,324
Net change in cash and cash equivalents	(10,874)	36,289
Cash and cash equivalents at beginning of period	111,584	63,888
Cash and cash equivalents at end of period	$100,710	$100,177
Cash paid for interest	$5,726	$5,037
Cash paid for taxes	$1,275	$318
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
Inventory
Inventories are stated at the lower of cost or net realizable value with costs determined for each batch under the first-in, first-out method. Inventory consists of raw materials, work in process and finished goods. Raw materials include amounts of active pharmaceutical ingredient for a product to be manufactured; work in process includes the bulk inventory of laminate (the

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)
Company’s drug delivery film) prior to being packaged for sale; and finished goods include pharmaceutical products ready for commercial sale.
On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected demand based upon projected product sales. Inventory obsolescence reserves at September 30, 2021 and December 31, 2020 were $3.4 million and $2.3 million, respectively.
Revenue recognition
Product sales
Product sales amounts relate to sales of BELBUCA and Symproic. Product sales for the nine months ended September 30, 2020 also included sales of BUNAVAIL. Product sales for BUNAVAIL during the three months ended September 30, 2020 were related to the release of gross to net reserves. The Company recognizes revenue on product sales when control of the promised goods is transferred to its customers in an amount that reflects the consideration expected to be received in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the customer has obtained control of the goods, the Company considers any future performance obligations. Generally, there is no post-shipment obligation on product sold.
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
In its analyses, the Company uses prescription data purchased from a third-party data provider to develop estimates of historical inventory channel sell-through. The Company utilizes an internal analysis to compare historical net product shipments to estimated historical prescriptions written. Based on that analysis, management develops an estimate of the quantity of product in the channel which may be subject to various rebate and chargeback exposures. To estimate months of ending inventory in the Company’s distribution channel, the Company divides estimated ending inventory in the distribution channel by the Company’s recent prescription data, not considering any future anticipated demand growth beyond the succeeding quarter. Monthly for each product line, the Company prepares an internal estimate of ending inventory units in the distribution channel by adding estimated inventory in the channel at the beginning of the period, plus net product shipments for the period, less estimated prescriptions written for the period, and less units included in the sales returns reserve expected to be returned. This is done for each product line by applying a rate of historical activity for rebates and chargebacks, adjusted for relevant quantitative and qualitative factors discussed above, to the potential exposed product estimated, net of reserved return units, to be in the distribution channel. In addition, the Company receives daily information from the major wholesalers regarding their sales and actual on-hand inventory levels of the Company’s products. This enables the Company to execute accurate provisioning procedures.
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
For BREAKYL and PAINKYL (the Company’s out-licensed breakthrough cancer pain therapies), cost of sales includes all costs related to creating the product at the Company’s contract manufacturing location in Germany. The Company’s contract manufacturer bills the Company for the final product, which includes materials, direct labor costs, quality testing, and certain overhead costs as outlined in applicable supply agreements.
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
As of September 30, 2021, the Company reported $57.6 million of trade receivables within accounts receivable. Based on an aging analysis at September 30, 2021, 96% of the Company's accounts receivable were outstanding less than 30 days. There was no change to the allowance for doubtful accounts and credit losses between September 30, 2021 and December 31, 2020. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.
New Accounting Pronouncements, adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company adopted Topic 740 during the nine months ended September 30, 2021 and determined that the new guidance did not have a material impact on its consolidated financial statements.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)
The Company has reviewed other new accounting pronouncements that were issued as of September 30, 2021 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
The following table summarizes the financial instruments measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Balance at September 30, 2021
Cash and cash equivalents	$100,710	$—	—	$100,710
The cash and cash equivalent balance as of September 30, 2021 includes investments in various money market accounts and cash held in interest bearing accounts.
2. Inventory, net:
The following table represents the components of inventory as of:

	September 30, 2021	December 31, 2020
Raw materials	$4,143	$3,389
Work-in-process	6,765	9,949
Finished goods	15,520	6,359
Obsolescence reserve	(3,353)	(2,254)
Total inventories, net	$23,075	$17,443

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)
3. Accounts payable and accrued liabilities:
The following table represents the components of accounts payable and accrued liabilities as of:

	September 30, 2021	December 31, 2020
Accounts payable	$7,033	$4,213
Accrued rebates	38,179	34,247
Accrued compensation and benefits	6,832	5,488
Accrued returns	8,009	5,128
Accrued royalties	1,138	704
Taxes payable	583	1,026
Accrued legal	1,819	515
Accrued regulatory expenses	294	397
Product rights payable	9,000	—
Accrued other	1,693	1,277
Total accounts payable and accrued liabilities	$74,580	$52,995

4. Property and equipment:
Property and equipment, summarized by major category, consist of the following as of:

	September 30, 2021	December 31, 2020
Machinery & equipment	$4,849	$4,683
Right of use, building lease	260	471
Computer equipment & software	640	272
Office furniture & equipment	174	174
Leasehold improvements	43	43
Idle equipment	679	679
Construction in progress	—	119
Total	6,645	6,441
Less accumulated depreciation and amortization	(5,120)	(5,023)
Total property and equipment, net	$1,525	$1,418
Depreciation expense for the three-month periods ended September 30, 2021 and September 30, 2020, was approximately $0.04 million and $0.2 million, respectively. Depreciation expense for the nine-month periods ended September 30, 2021 and September 30, 2020, was approximately $0.1 million and $0.5 million, respectively. Depreciation expense for the nine- month period ended September 30, 2020 includes a $0.3 million one-time charge due to BUNAVAIL equipment write-off.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)
5. Intangible assets:
Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

September 30, 2021	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Weighted Average Useful Life
BELBUCA license and distribution rights	45,000	(21,375)	23,625	5.5
Symproic license and distribution rights	30,636	(6,087)	24,549	10.5
ELYXYB product rights	15,455	(60)	15,395	14.8
Total intangible assets	$91,091	$(27,522)	$63,569	8.8

December 31, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Weighted Average Useful Life
Product rights	$6,050	$(6,050)	$—
BELBUCA license and distribution rights	45,000	(18,000)	27,000	6.0
Symproic license and distribution rights	30,636	(4,260)	26,376	10.8
Total intangible assets	$81,686	$(28,310)	$53,376	7.9

6. Acquired product rights:
On August 3, 2021, (the “Effective Date”), the Company and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) for the acquisition by the Company from DRL of certain patents, trademarks, regulatory approvals and other rights related to ELYXYB™ (celecoxib oral solution) (the “Product”) and its commercialization in the United States and Canada (the “Territory”). The closing of the transactions contemplated by the Asset Purchase Agreement occurred on September 9, 2021 (the "Closing").
Pursuant to the terms of the Asset Purchase Agreement, the Company paid DRL a $6 million up-front payment at the Closing. In addition, the Company will pay DRL $9 million on the twelve-month anniversary of the Effective Date and up to an additional $9 million upon achievement of certain regulatory milestones and quarterly earn-out payments on potential sales of the Product in the Territory that range from high single digits to the low double digits (subject to reduction in certain circumstances) of net sales based on volume of sales. DRL will also be entitled to one-time payments upon the achievement of six escalating sales milestones, which range from $4 million to be paid upon the achievement of $50 million in net sales in a calendar year to $100 million to be paid upon the achievement of $1 billion in net sales in a calendar year up to a total of $262 million.
The Company accounted for the ELYXYB purchase as an asset acquisition under ASC 805-10-55-5b, which provides guidance for asset acquisitions. Under the guidance, if substantially all the acquisition is made up of one asset or several similar assets, then the acquisition is an asset acquisition. The Company believes that the asset purchase agreement and other assets acquired from DRL are similar and considers them all to be intangible assets.
The total purchase price was allocated to the acquired asset based on their relative estimated fair values, as follows:

ELYXYB acquired product rights	$15,000
Transaction expenses	455
Total value	$15,455
The $9 million twelve-month anniversary payment has been recorded in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

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
The loan facility carries a 72-month term with interest only payments on the term loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate on the first day for the quarter, with a floor of 2% for the LIBOR rate (LIBOR effective rate as of July 1, 2021 was 0.14%.) The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.
On September 23, 2021, the Company elected to repay $20 million plus accrued interest of $1.5 million, representing a portion of the first tranche. The Term loan includes the option for the Company to paydown up to $20 million of tranche A without incurring any prepayment penalties after the 24 month anniversary of the loan. As a result, no prepayment penalty was incurred in connection with this prepayment.
The debt balance has been categorized within Level 2 of the fair value hierarchy. The notes payable debt balance as of September 30, 2021 approximates its fair value based on prevailing interest rates as of the balance sheet date.
The following table represents future maturities of the notes payable obligation as of September 30, 2021:

2021	—
2022	4,615
2023	18,462
2024	24,615
2025	12,308
Total maturities	$60,000
Unamortized discount and loan costs	(1,285)
Total notes payable obligation	$58,715

8. Net sales by product:
The Company’s business is classified as a single reportable segment.
However, the following table presents net sales by product:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
BELBUCA	$36,930	$34,758	$109,836	$100,572
% of net product sales	90%	90%	90%	89%
Symproic	4,142	3,453	12,562	11,046
% of net product sales	10%	9%	10%	10%
BUNAVAIL	—	574	—	1,328
% of net product sales	—%	1%	—%	1%
Net product sales	$41,072	$38,785	$122,398	$112,946

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

During the nine months ended September 30, 2021, a cumulative total of 3,202,690 shares, with a weighted average price of $3.72, for a value of $11.9 million,were repurchased and recorded as Treasury Stock in the condensed consolidated balance sheet.
Stock-based compensation
During the nine months ended September 30, 2021, a total of 3,192,505 options to purchase Common Stock, with an aggregate fair market value of approximately $12.9 million, were granted to employees, executive officers and Board of Directors of the Company. Options have a term of 10 years from the grant date. Options granted to employees and officers will vest ratably over a three-year period. Options granted to Board of Directors vest one half immediately and the remaining half on the anniversary of grant.
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
The key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2021 follows:

Expected price volatility	53.70%-59.87%
Risk-free interest rate	0.50%-1.17%
Weighted average expected life in years	6 years
Dividend yield	—
Option activity during the nine months ended September 30, 2021 was as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding at January 1, 2021	7,060,966	$4.55	$2,831
Granted in 2021:
Officers and Directors	1,345,292	3.83
Employees	1,847,213	4.20
Exercised	(155,690)	2.90
Forfeitures	(539,802)	4.72
Outstanding at September 30, 2021	9,557,979	$4.40	$8,589
During the nine months ended September 30, 2021 and 2020, Company employees and directors exercised approximately 155,690 and 1,159,347 stock options, respectively, with net proceeds to the Company of approximately $0.5 million and

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)
$2.8 million, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was approximately $0.1 million and $3.1 million, respectively.
As of September 30, 2021, options exercisable totaled 4,153,242. There are approximately $9.3 million of unrecognized compensation costs related to non-vested share-based compensation awards, including options and restricted stock units (“RSUs”) granted. These costs will be expensed through 2024.
Restricted stock units
During the nine months ended September 30, 2021, a cumulative total of 278,369 RSUs were granted to the Company’s executive officers, members of senior management and the Board of Directors, with a fair market value of approximately $1.1 million. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest. RSU grants are time-based, all of which generally vest from a one to three-year period.
Restricted stock activity during the nine months ended September 30, 2021 was as follows:

	Number of restricted shares	Weighted average fair market value per RSU
Outstanding at January 1, 2021	940,759	$3.71
Granted:
Officers and Directors	242,562	3.83
Employees	35,807	3.84
Vested	(484,159)	3.84
Forfeitures	—	—
Outstanding at September 30, 2021	734,969	$4.08
Warrants

The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.

As of September 30, 2021, a cumulative total of 2,051,033 warrants, with exercise prices ranging from $2.38 to $3.42, remain exercisable and outstanding. The warrants were valued using the Black-Scholes Model, which a cumulative fair value of approximately $4.5 million. There were no warrants granted or exercised during the nine months ended September 30, 2021.

Preferred Stock
As of September 30, 2021, 443 shares of Series B Preferred Stock (“Series B”) are outstanding. There were no conversions of Series B during the nine months ended September 30, 2021.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)
Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic:
Net income attributable to common stockholders, basic	$6,669	$9,383	$20,970	$15,515
Weighted average common shares outstanding	98,699,857	101,031,317	99,485,399	99,377,748
Basic earnings per common share	$0.07	$0.09	$0.21	$0.16
Diluted:
Effect of dilutive securities:
Net income attributable to common stockholders, diluted	$6,669	$9,383	$20,970	$15,515
Weighted average common shares outstanding	98,699,857	101,031,317	99,485,399	99,377,748
Effect of dilutive options and warrants	3,731,026	4,752,251	3,988,568	5,458,745
Dilutive weighted average common shares outstanding	102,430,883	105,783,568	103,473,967	104,836,493
Diluted earnings per common share	$0.07	$0.09	$0.20	$0.15
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
On August 6, 2019, the EDNC granted the Company’s motion to dismiss, and dismissed the complaint without prejudice. On or about November 11, 2019, Aquestive refiled a complaint in the EDNC against the Company alleging that BELBUCA infringes the ‘167 Patent. On January 13, 2020, in lieu of answering the complaint, we filed a motion to dismiss the complaint. After the two motions were denied, on April 16, 2020, we answered the complaint. Aquestive moved to dismiss our counter-claim of unenforceability, but the court denied that motion. The Company strongly refutes as without merit Aquestive’s assertion of patent infringement and will vigorously defend the lawsuit.

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
On September 21, 2021, the Company filed under seal a Motion for Order to Show Cause why Defendants Should not be Held in Contempt for Violating the Court Order of June 28, 2021 (the “Motion”). On June 28, 2021, citing the statute authorizing the Court to extend the 30-month stay under the Hatch-Waxman Act, the Court ordered Alvogen (as defined below) not to “launch” its generic product until it could reach a final decision on the merits in the case. In the Motion, the Company contends that Alvogen violated the order of the United States District Court for the District of Delaware commencing in or about August 2021 by, among other things, offering the generic product for sale through five compendia / price reporting services, including First Databank, Medi-Span (Wolters Kluwer), Red Book, Gold Standard and ScriptPro. As alleged in the Motion, after Alvogen’s product launch, certain payers began declining insurance coverage for the Company’s brand BELBUCA and directing use of Alvogen’s generic substitute and/or made it more difficult for patients to obtain insurance coverage for BELBUCA, and thereby damaged the Company. In addition to filing the Motion, the Company demanded that Alvogen withdraw its compendia listings. Alvogen claims to have withdrawn its compendia product listings on or about September 9, 2021.

The Company remains confident in the validity of its Orange Book patents listed for BELBUCA and will continue to vigorously defend its patent rights.

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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

11. Subsequent Events:

Appointment of Chief Accounting Officer
On October 21, 2021, the Board of Directors of the Company announced that the Company had appointed John Golubieski as the Company’s Chief Accounting Officer, effective as of October 25, 2021. Mr. Golubieski will serve as Chief Accounting Officer until November 4, 2021, at which time he will resign from the position of Chief Accounting Officer and become Chief Financial Officer. Mr. Golubieski will also serve as the Company’s principal financial officer and principal accounting officer, effective as of November 4, 2021.
In connection with Mr. Golubieski’s appointment, the Company entered into an employment agreement with Mr. Golubieski, effective as of October 25, 2021 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Golubieski will be paid an annual base salary of $0.4 million and will be eligible for an annual performance-based incentive cash bonus in an amount up to 45% of Mr. Golubieski’s then-current base salary. Mr. Golubieski’s bonus for 2021 will be pro-rated to reflect his start date with the Company. In connection with his appointment, Mr. Golubieski will receive (i) an inaugural, one-time grant of options to purchase common stock with a value of $0.7 million (the “Option Award”) and (ii) an inaugural, one-time grant of restricted stock units with a value of $0.2 million (the “RSU Award”). The strike price for the Option Award will be the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date of the grant. Both the Option Award and the RSU Award will vest in three equal portions on the first, second and third anniversary date of the grant date, subject to Mr. Golubieski’s continued service with the Company through the applicable vesting dates.

Departure of Chief Financial Officer
On October 15, 2021, Mary Theresa Coelho resigned as Executive Vice President, Chief Financial Officer and Treasurer of the Company to pursue other professional opportunities. Ms. Coelho’s resignation is effective as of November 3, 2021 and is not the result of any disagreement regarding the Company’s financial reporting or accounting policies, procedures, estimates or judgments.

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

Recent Developments
In September 2021, we completed our acquisition of the U.S. and Canadian rights to ELYXYB™ (celecoxib oral solution), the only FDA-approved ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults. We believe the acquisition will allow us to expand into the migraine market and deepen our presence in neurology. We intend to launch ELYXYB in the first quarter of 2022.

Appointment of Chief Accounting Officer
On October 21, 2021, our Board of Directors announced that we had appointed John Golubieski as our Chief Accounting Officer, effective as of October 25, 2021. Mr. Golubieski will serve as Chief Accounting Officer until November 4, 2021, at which time he will resign from the position of Chief Accounting Officer and become Chief Financial Officer. Mr. Golubieski will also serve as the Company’s principal financial officer and principal accounting officer, effective as of November 4, 2021.
Results of Operations
Comparison of the three months ended September 30, 2021 and 2020
Product Sales. We recognized $41.1 million and $38.8 million in product sales during the three months ended September 30, 2021 and 2020, respectively. The increase in 2021 is principally due to BELBUCA and Symproic product sales which have been driven by increased paid prescriptions across all channels of business.
Product Royalty Revenues. During the three months ended September 30, 2021 and 2020, we recognized $0.02 million and $0.7 million in PAINKYL and BREAKYL product royalty revenue under our license agreements with TTY and Mylan, respectively.
Cost of Sales. We incurred $6.4 million and $5.4 million in cost of sales during the three months ended September 30, 2021 and 2020, respectively. Cost of sales includes product cost, royalties paid, obsolescence reserves, depreciation, yield adjustments and quarterly minimum royalty payments to CDC IV, LLC (“CDC”).

Selling, General and Administrative Expenses. During the three months ended September 30, 2021 and 2020, selling, general and administrative expenses totaled $25.5 million and $22.5 million, respectively. Selling, general and administrative costs include all costs not related to the manufacturing of product. The increase in selling, general and administrative expenses during the three months ended September 30, 2021 as compared to the same period in the prior year is primarily due to increased sales and marketing expenses associated with BELBUCA and Symproic.
Interest expense, net . During the three months ended September 30, 2021 and 2020, we had net interest expense of $2.0 million, which consisted of $1.9 million of scheduled interest payments, and $0.1 million of amortization of discount and loan costs, respectively.
Comparison of the nine months ended September 30, 2021 and 2020
Product Sales. We recognized $122.4 million and $112.9 million in product sales during the nine months ended September 30, 2021 and 2020, respectively. The increase in 2021 is principally due to increased BELBUCA and Symproic product sales from higher patient utilization and the impact of price increases.

Product Royalty Revenues. During the nine months ended September 30, 2021 and 2020, we recognized $1.2 million and $1.4 million in PAINKYL and BREAKYL product royalty revenue under our license agreements with TTY and Mylan, respectively. Product royalty revenue related to PAINKYL and BREAKYL is primarily via government demand in the Ex-U.S. countries where the products are sold by TTY and Mylan, respectively.
Cost of Sales. We incurred $16.5 million and $16.4 million in cost of sales during the nine months ended September 30, 2021 and 2020, respectively. Cost of sales includes product cost, royalties paid, obsolescence reserves, depreciation, yield adjustments and quarterly minimum royalty payments to CDC. Cost of sales for the nine months ended September 30, 2021 includes $1.4 million for the recovery of certain costs associated with previously reserved inventory, which was offset by $0.7 million of obsolescence reserves. Cost of sales for the nine months ended September 30, 2020 includes a $0.3 million one-time depreciation charge due to BUNAVAIL equipment write-off.
Selling, General and Administrative Expenses. During the nine months ended September 30, 2021 and 2020, selling, general and administrative expenses totaled $79.0 million and $77.4 million, respectively. Selling, general and administrative costs include commercialization costs for BELBUCA and Symproic, legal, accounting, salaries and wages, consulting and professional fees, travel costs, stock based compensation and amortization. The increase in selling, general and administrative expenses during the nine months ended September 30, 2021 as compared to the same period in the prior year is primarily due to an increase in legal spend and sales and marketing expenses in 2021, partially offset by the accelerated stock compensation and severance expense related to the departure of the Company's Chief Executive Officer in 2020.
Interest expense, net. During the nine months ended September 30, 2021, we had net interest expense of $6.0 million, which includes interest expense of $5.7 million and $0.3 million of amortization of discount and loan costs.

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

Reconciliations of non-GAAP metrics to most directly comparable U.S. GAAP financial measures:
The following tables reconcile net income earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of GAAP net income to EBITDA (non-GAAP)	2021	2020	2021	2020
GAAP net income	$6,669	$9,383	$20,970	$15,515
Add back/(subtract):
Income tax provision	606	211	1,139	19
Net interest expense	1,984	2,012	5,962	4,991
Depreciation and amortization	1,837	1,754	5,359	5,715
EBITDA	$11,096	$13,360	$33,430	$26,240
Reconciliation of GAAP net income to Non-GAAP net income
GAAP net income	$6,669	$9,383	$20,970	$15,515
Non-GAAP adjustments:
Stock-based compensation expense	1,837	1,473	5,024	4,424
Amortization of intangible assets	1,795	1,734	5,262	5,248
Non-recurring financial impact of CEO transition	—	67	—	5,078
Non-recurring financial impact of BUNAVAIL discontinuation	—	—	—	295
Non-GAAP net income	$10,301	$12,657	$31,256	$30,560

Liquidity and Capital Resources

Since inception, we have financed our operations principally from the sale of equity securities, proceeds from borrowings, convertible notes, and notes payable, funded research arrangements, revenue generated as a result of our worldwide license and development agreements and the commercialization of our BELBUCA, Symproic and BUNAVAIL products. We intend to finance our commercialization and working capital needs from existing cash, earnings from the commercialization of BELBUCA and Symproic, royalty revenue, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding common stock options and warrants to purchase common stock. We expect to incur additional costs in preparation for the expected commercialization of ELYXYB projected for Q1 2022.
As of September 30, 2021, we had cash and cash equivalents of approximately $100.7 million. We generated $27.3 million of cash in operations during the nine months ended September 30, 2021 . We believe that we have sufficient cash, along with expected proceeds from sales of BELBUCA and Symproic, to manage the business as currently planned.
Additional capital may be required to support the continued commercialization of our BELBUCA and Symproic products, our commercial launch of ELYXYB, or other products which may be acquired or licensed by us, and for general working capital requirements. Based on agreements with our partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding.
Accordingly, it is possible that we may be required to raise additional capital, which may be available to us through a variety of sources, including:
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet arrangements.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our cash includes all fully liquid investments with an original maturity of three months or less. Because of the short-term maturities of our cash, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash on deposit with financial institutions in the U.S. The Federal Deposit Insurance Corporation covers $0.25 million for substantially all depository accounts.
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
Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “will,” “potential,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the U.S. Securities and Exchange Commission. Actual results, including, without limitation: (i) actual sales results (including the results of our continuing commercial efforts with BELBUCA and Symproic), (ii) the success of our planned launch of ELYXYB in the first quarter or 2022, (iii) the application and availability of corporate funds and our need for future funds, (iv) the FDA’s review of our products and any regulatory filings related thereto, or (v) the results of our ongoing intellectual property litigations and patent office proceedings, may differ materially from those set forth or implied in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, the impact of the COVID-19 pandemic on our business and results of operations, those listed under Item 1A of our most recent Annual Report on Form 10-K filed with the SEC on March 11, 2021 and under Item 1A of this Quarterly Report on Form 10-Q and other factors detailed from time to time in our other filings with the U.S. Securities and Exchange Commission. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (a)	Maximum approximate dollar value of shares that may yet be purchased under the plan (b)
July 1-31, 2021	—	$—	—	$12,989
August 1-31, 2021	—	$—	—	$12,989
September 1-30, 2021	—	$—	—	$12,989
Total	—		—
(a) The repurchase plan was authorized on November 4, 2020
(b) The repurchase plan approved repurchase of up to $25 million of our Company's shares of Common Stock
On November 4, 2020, our Board of Directors authorized the repurchase of up to $25 million of our Company's shares of Common Stock. The timing and amount of any shares purchased on the open market is determined based on our evaluation of market conditions, share price and other factors. We have utilized and plan to utilize existing cash on hand to fund the share repurchase program.

During the nine months ended September 30, 2021, a cumulative total of 3,202,690 shares, with a weighted average price of $3.72 for a value of $11.9 million were repurchased by the Company under its repurchase program and recorded as Treasury Stock in the 2021 condensed consolidated balance sheet. During the three months ended September 30, 2021, no shares were repurchased by the Company under its repurchase program.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Number	Description
10.1	Asset Purchase Agreement, dated August 3, 2021 by and between DRL and the Company, filed with the Form 8-K, dated August 4, 2020 †
10.2	Employment Agreement, effective as of October 25, 2021, between the Company and John Golubieski (1)*
31.1	Certification of Principal Executive Officer Pursuant To Sarbanes-Oxley Section 302 **
31.2	Certification of Principal Financial Officer Pursuant To Sarbanes-Oxley Section 302 **
32.1	Certification Pursuant To 18 U.S.C. Section 1350 #
32.2	Certification Pursuant To 18 U.S.C. Section 1350 #
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)*

*Filed herewith
**Filed herewith, a signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
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
† Certain portions of this exhibit have been omitted because they are not material and the registrant customarily and actually treats that information as private or confidential.
(1) Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: November 3, 2021	By:	/s/ Jeffrey Bailey
Jeffrey Bailey
Director and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1