Form 10-K
period 2021-12-31
BIODELIVERY SCIENCES INTERNATIONAL INC
filed 2022-03-09
CIK 1103021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was approximately $329,489,026 based on the closing sale price of the company’s common stock on such date of $3.58 per share, as reported by the NASDAQ Global Select Market.
As of March 7, 2022, there were 106,494,480 shares of company common stock issued and 103,228,796 shares of company common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

BioDelivery Sciences International, Inc.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2021
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
•If our competitors are successful in obtaining approval for Abbreviated New Drug Applications for products that have the same active ingredients as BELBUCA, Symproic or ELYXYB, sales of BELBUCA, Symproic or ELYXYB may be adversely affected.
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

These forward-looking statements include, but are not limited to, statements about:
•the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement that we entered into with Collegium Pharmaceutical, Inc., or Collegium, and its wholly owned acquisition subsidiary on February 14, 2022, pursuant to which we expect to become a wholly owned subsidiary of Collegium;
•the failure to satisfy required closing conditions under the merger agreement, including, but not limited to, the tender of a minimum number of our outstanding shares of common stock in the related tender offer and the receipt of required regulatory approvals, or the failure to complete the merger in a timely manner;
•risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the transaction with Collegium;
•the effect of the announcement of the transaction with Collegium on our operating results and business generally, including, but not limited to, our ability to retain and hire key personnel and maintain our relationships with customers, strategic partners, suppliers, regulatory authorities and others with whom we do business;
•the impact of the pending transaction with Collegium on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments and future opportunities;
•the outcome of any legal proceedings that may be instituted against us and others relating to the merger agreement;
•our plans and expectations regarding the commercialization, manufacturing, marketing and distribution efforts relating to our BEMA (as defined below) drug delivery technology platform and any of our approved products, including BELBUCA, Symproic and the recent launch of ELYXYB;
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
•our ability, or the ability of our commercial partners or licensors, to actually develop, commercialize, secure raw materials or active pharmaceutical ingredients in sufficient quantities, manufacture or distribute our products, including for BELBUCA, Symproic and ELYXYB;
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
PART I
ITEM 1.    Description of Business

On February 14, 2022, we entered into a definitive merger agreement to be acquired by Collegium Pharmaceutical, Inc. or Collegium. Pursuant to the merger agreement, and upon the terms and subject to the conditions thereof, a wholly owned acquisition subsidiary of Collegium, or Merger Sub, will commence a cash tender offer, or the tender offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $5.60, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. The completion of the tender offer will be conditioned on at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the offer, receipt of certain regulatory approvals, and other customary conditions.
Following the completion of the tender offer, Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Collegium. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. In the merger, each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Collegium or Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $5.60 per share in cash, without interest, subject to any withholding of taxes required by applicable law.
We expect the transaction to close in the first quarter of 2022. If the transaction is completed, it is expected that our common stock will be removed from listing on the NASDAQ Stock Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.
See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 15 our consolidated financial statements included in this report for additional information regarding the transaction.
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

Our Strategy
Our growth strategy continues to evolve from our capable and successful commercial organization. We seek to further build a well-balanced, diversified, high-growth specialty pharmaceuticals company focused on delivering innovative therapies for patients living with serious and debilitating diseases. Through our industry-leading commercialization infrastructure, we continue to deliver strong growth of our existing portfolio and also possess the skills to launch new product initiatives. As part of our corporate growth strategy, we have licensed and acquired products and will pursue additional product opportunities in therapeutic areas that meet the needs of our patients. With focused attention on patient access and a structured business-development process for transformative acquisitions or licensing opportunities, we will fully leverage our experience and apply it toward developing new partnerships that enable us to commercialize novel products that can improve the lives of people suffering from challenging medical conditions.
We will continue to drive value from our product portfolio with a strong emphasis on BELBUCA growth, including further adoption in the large long-acting opioid market. The product uses our proprietary BEMA technology and maintains a unique delivery profile, strong payer access position and growing physician interest. Symproic continues to climb in both prescriptions and prescribers, proving to be a valuable complementary product for our called upon universe of BELBUCA targets. Our latest portfolio addition, ELYXYB, will furthermore benefit from our sales and marketing expertise and will provide a building foundation in the neurology specialty to fuel future growth opportunities for the business.
Our Company
We are a publicly listed company. Our common stock is listed on The Nasdaq Global Select Market under the symbol “BDSI.” We were incorporated in the state of Indiana in 1997 and reincorporated as a Delaware-based corporation in 2002.
Background on Chronic Pain, Opioid Induced Constipation, Acute Migraine, Breakthrough Cancer Pain and Opioid Dependence
Chronic Pain
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
Treatment Landscape for Chronic Pain
The pain market is well established, with many pharmaceutical companies marketing various formulations of existing molecules, as well as generic versions of older, non-patent protected products. In 2021, according to data from IQVIA (NSP & NPA), the market for long-acting opioids in the U.S. totaled approximately $2.4 billion in annual sales with just over 11 million prescriptions dispensed. However, prescription volume of long-acting opioids declined over 8% in 2021 compared to 2020 amidst continuing efforts to curb misuse, abuse and overuse of opioids in order to address the ongoing opioid overdose crisis.
A number of products are competitors to BELBUCA, including BuTrans from Purdue Pharma L.P., or Purdue, a transdermal formulation of buprenorphine which also has a generic equivalent available. Other competitors are U.S. Drug Enforcement Agency, ("DEA") Schedule II opioids. Approximately 74% of the prescriptions for long-acting opioids are dispensed as a generic product.
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
•Beginning in 2019, the Centers for Medicare and Medicaid Services adopted a soft edit of 90 MME per day for patients, aligning with the 2016 CDC Guideline recommendation. A medication soft edit can be used to alert the pharmacist to a potential safety risk for the patient, but can often be overridden after consulting with the prescriber.
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
In 2021, according to data from IQVIA (NSP & NPA), the PAMORA market totaled $373 million in annual sales. There were over 557,000 PAMORA prescriptions dispensed, a slight increase of 1% over 2020 despite the overall decline in opioid prescribing in the U.S.
Acute Migraine
An acute migraine is a general term for a migraine attack that occurs fewer than fifteen days a month. An acute migraine is also known as an episodic migraine. Migraine is a neurological condition that can cause multiple symptoms in addition to headache itself, including: nausea, vomiting, numbness or tingling, sensitivity to light and sound. The diagnosis of migraine is determined based on clinical history, reported symptoms and by ruling out other causes. Migraine attacks may include aura.
Treatment Landscape for Acute Migraine
Although there are several approved prescription medications for acute migraine, there remains a large unmet need as current therapies have limitations ranging from efficacy for a particular patient, to dosing, to side effects. Classes of some of the currently approved prescription therapies include analgesics, nonsteroidal anti-inflamatory drugs (NSAIDs), ergotamines, triptans, ditans, and calcitonin gene-related peptides. ELYXYB (celecoxib) oral solution is a selective COX-2 NSAID that may have the advantage of causing less gastrointestinal (GI) upset than the other approved NSAID for acute migraine, Cambia (diclofenac potassium).
In 2021, according to data from IQVIA (NSP & NPA), the acute migraine market totaled $2.8 billion in annual U.S. sales, with over 18.1 million prescriptions dispensed, an increase of over 8% from 2020.
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
Treatment Landscape for Breakthrough Cancer Pain
BTCP can be difficult to treat due to its severity, rapid onset and the often unpredictable nature. Physicians typically treat BTCP with a variety of short-acting opioid medications, including morphine and transmucosal immediate-release formulations of fentanyl (TIRF). The use of TIRF products for breakthrough cancer pain has declined significantly over the past several years as clinicians have transitioned pain management for BTCP to non-fentanyl based therapies.
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
We currently own the BEMA drug delivery technology.
Sales and Market Overview of our Products
The following table summarizes the status of our marketed products:

Product/Formulation	Indication	Development Status	Commercial Status
BELBUCA	Management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate	Approval: U.S. in October 2015; Canada in June 2017	BDSI markets in U.S.
Symproic	The treatment of opioid-induced constipation in adult patients with chronic non-cancer pain	Approval: U.S. in March 2017	BDSI markets in U.S.; licensed from Shionogi in April 2019
ELYXYB	Ready-to-use oral solution for the acute treatment of migraine with or without aura in adults.	Approval: U.S. in May 2020	BDSI markets in U.S. as of February 2022
ONSOLIS/BREAKYL /PAINKYL (U.S./E.U./Taiwan trade names, respectively)	Breakthrough cancer pain in opioid tolerant patients	Approval: U.S. in July 2009; Canada in May 2010; E.U. in October 2010 and Taiwan in July 2013	Not marketed in the U.S. Partnership with Mylan in all regions except North America, Taiwan and South Korea; partnership with TTY in Taiwan.
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
There have been a number of companies developing products utilizing various thin film drug delivery technologies. While numerous over-the-counter pharmaceutical products have been brought to market in thin film formulations, few containing prescription products have been introduced in the U.S. Among the products to receive FDA approval are BELBUCA, BUNAVAIL, and ONSOLIS (BDSI), Suboxone film (Indivior PLC) and Zuplenz (Midatech Pharma PLC). Companies in the development and manufacture of thin film technologies include LTS, Lohmann Therapie-Systeme AG, ARx, LLC and Aquestive Therapeutics, Inc. (formerly known as MonoSol Rx LLC, or Aquestive). In addition, a number of companies are developing improved versions of existing products using oral dissolving, nasal spray, aerosol, sustained release injection and other drug delivery technologies. We believe that potential competitors are seeking to develop and commercialize technologies for buccal, sublingual or mucosal delivery of various therapeutics or groups of therapeutics. While our information concerning these competitors and their development strategy is limited, we believe our technology can be differentiated because the BEMA technology provides for a rapid and consistent delivery, high drug bioavailability and convenient use based on how the BEMA technology adheres to the buccal membrane and dissolves. Our clinical trials across a number of BEMA products have demonstrated that the technology is an effective means of drug delivery that is well tolerated and offers convenience to patients.
Since 2016, we have utilized our own sales force, which provides us with significantly more control over commercialization efforts and greater flexibility to accommodate future strategic options. We have left commercialization of our ONSOLIS product in ex-U.S. markets with partners. As of February 2022, BELBUCA, Symproic and ELYXYB are supported by a field force of approximately 147 sales representatives, 17 regional sales managers and three area directors.
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
Additionally, in 2020 we completed a Phase I randomized, double-blind, double-dummy, 6-period, placebo-controlled, crossover study to compare the effects of BELBUCA and oral oxycodone hydrochloride (a full μ-opioid receptor agonist) on respiratory drive, as measured by the ventilatory response to hypercapnia (VRH) in healthy recreational opioid users. The Phase I study demonstrated that:
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
Our sales force is focused on current BELBUCA prescribers and clinicians we believe have the greatest opportunity to be adopters of BELBUCA, such as high prescribers of long-acting opioids, BuTrans/buprenorphine transdermal and/or HCPs who prescribe short acting opioids around-the-clock for patients with chronic pain. In parallel, we are heavily focused on ensuring market access for BELBUCA. As of January 2022, BELBUCA had formulary coverage for more than 90% of commercial lives. Approval rates within the commercial channel in 2021 were approximately 89%. BELBUCA also continued to have favorable approval rates of approximately 87% in Medicare Part D plans for the year.
In 2021, BELBUCA continued to have strong coverage with approximately 118 million lives having preferred access and around 250 million lives having access to BELBUCA across all channels . BELBUCA total prescriptions in 2021, according to IQVIA NPA, totaled over 471,000, an increase of 9% over 2020. BELBUCA's share of total buprenorphine prescriptions (products for the treatment of chronic pain only) for 2021 totaled 42%. In addition to a steady increase in BELBUCA prescription volume through 2021, there was also an increase in the use of higher doses of BELBUCA as healthcare providers continued to gain comfort titrating patients to higher optimal doses. In 2021, 52% of BELBUCA prescriptions were for doses of 450 mcg or greater, compared to 48% in 2020. Therefore, the weighted average price per prescription continued to increase in 2021.
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
In 2021, we also focused on increasing market access for Symproic. As of January 2022, Symproic had formulary coverage for over 90% of commercial lives. Approval rates within the commercial channel remained favorable throughout 2021 at about 82% and Medicare approval rates were above 67%.
In 2021, Symproic had approximately 108 million lives across the country with preferred access. Symproic total prescriptions in 2021, according to IQVIA NPA, totaled over 69,000, an increase of 2.5% over 2020. Symproic share of PAMORA prescriptions in 2021 totaled 12.5%.
ELYXYB (celecoxib oral solution) for acute treatment of migraine
In May, 2020 ELYXYB was approved by the FDA for the acute treatment of migraine with or without aura in adults. Compared to currently marketed products and products under development, we believe that ELYXYB is differentiated based on the following features:
•selective inhibition of COX-2 stops inflammation and pain while preserving important functions of COX-1;
•self-microemulsifying drug delivery system enables increased solubility, dissolution rate and bioavailability of celecoxib;
•ready to use premixed solution in a single-dose bottle;
•reaches Time to Maximum Plasma Concentration (Tmax) in 42 minutes;
•delivers pain relief within 1 hour;
•delivers pain freedom within 2 hours;
•most patients reached freedom from photophobia, phonophobia and nausea at hours post-dose;
•lower use of rescue medication;
•low incidence of GI side effects in clinical trials; and
•no drowsiness reported in clinical trials.
Because of these unique features, we believe that ELYXYB will redefine the acute treatment of migraine pain, allowing patients to achieve the migraine pain relief they desire.
On August 3, 2021 we entered into an asset purchase agreement with Dr. Reddy’s Laboratories Limited to acquire the U.S. and Canadian rights to ELYXYB, the only FDA-approved ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults. ELYXYB represents an excellent strategic fit for BDSI and a very attractive opportunity to diversify our product portfolio by expanding into the dynamic migraine market, deepening our presence in Neurology, a logical adjacency to our pain franchise.
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
Additional Overview Information
From our inception through December 31, 2021, we have recorded accumulated losses totaling approximately $256.0 million. Our historical operating losses have resulted principally from our prior research and development activities, including clinical trial activities for our products, sales, and general and administrative expenses. Ultimately, if we secure additional approvals from the FDA and other regulatory bodies throughout the world for other products that we may acquire or in-license in the future, our goal will be to augment our current sources of revenue and, as applicable, with sales of such products or royalties from such sales, on which we may pay royalties or other fees to our licensors and/or third-party collaborators as applicable.

We intend to materially finance our commercialization and distribution efforts and our working capital needs primarily through:
•commercializing our approved products such as BELBUCA, Symproic and ELYXYB;
•partnering with other pharmaceutical companies to assist in the distribution and commercialization of our products, for which we could expect to receive an upfront payment, milestones and/or royalty payments; and
•securing proceeds from public and private financings and other potential strategic transactions.
We have based our estimates of market size estimates, peak annual sales projections and similar matters described below and elsewhere in this Report on our market research, third party reports and publicly available information which we consider reliable. However, readers are advised our projected sales and similar metrics regarding BELBUCA, Symproic and ELYXYB are merely estimates and subject to many factors, many of which may be beyond our control, which will likely cause us to revise such estimates. Readers are also advised that our projected sales figures do not consider the royalties and other payments we will need to make to our licensors and strategic partners. Our estimates are based upon our management’s reasonable judgments given the information available and their previous experiences, although such estimates may not prove to be accurate.
Key Collaborative, Supply and Manufacturing Agreements
We are and have been a party to collaborative agreements with corporate partners, contractors, universities and government agencies. Our collaboration arrangements are intended to provide us with access to greater resources and scientific expertise in addition to our in-house capabilities. We also have supply arrangements with several of the key component producers of our delivery technology and we rely on third-party manufacturers and packagers to produce commercial product. Our collaborative, supply and manufacturing agreements include:
•ARx. Effective January 6, 2017, we assumed Endo’s agreement with ARx to supply BELBUCA laminate (bulk product). This agreement automatically renews for successive terms of one year each and currently covers minimum annual commitments for supply of bulk and finished product through 2027.
•Sharp. Effective January 6, 2017, we assumed Endo’s agreement with Sharp which covers annual commitments for supply of packaged BELBUCA finished product through 2022.
•Tapemark. Effective January 6, 2017, we assumed Endo’s agreement with The Tapemark Company, or Tapemark, to convert the BELBUCA laminate (bulk product) into individual dosage units which were then transferred to Sharp for secondary packaging and supply of BELBUCA finished product. Tapemark continued to provide such services for BELBUCA through 1st quarter of 2018 as we transitioned the converting and primary packaging operations for BELBUCA over to an alternate packaging site in 2018. Tapemark remains qualified to conduct converting, primary and finished goods packaging and release testing.
•Shionogi. Effective April 4, 2019, we entered into an agreement with Shionogi, Inc. pursuant to which Shionogi acts as a supplier of Symproic finished product. Including the agreement extension via two consecutive 6-month periods, our supply agreement with Shionogi currently runs until April 2022. In addition, we also entered into an agreement with UPM Pharmaceuticals (effective March 5, 2020 for a term of 5 years) and with Cardinal Health Packaging Solutions (effective July 28, 2020 for a term of 2 years with 1-year renewable periods) for purposes of utilizing their contract manufacturing and packaging services, respectively, for Symproic production.
•Contract Pharmaceuticals Limited Canada. Effective September 9, 2021, we assumed Dr. Reddy’s Laboratories Limited’s manufacturing and supply agreement with Contract Pharmaceuticals Limited Canada to manufacture and supply ELYXYB finished product. The initial term of the agreement runs until June 10, 2023. The agreement automatically renews for successive terms of two years each. The agreement covers annual commitments for the supply of ELYXYB finished product.
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
Medical Affairs Initiatives
Beginning in late 2018, we transitioned from a research and development-oriented organization into one that is more commercially focused. As such, we expanded our medical affairs capabilities and honed our efforts toward maximizing our products in the market, particularly with BELBUCA and ELYXYB. While we continue to modify our capabilities to best educate and support the medical and scientific community, some enhancements include:

•strategically expanding our medical affairs department to include scientific communications, publications, and deeper medical expertise regarding clinical and Health Economic and Outcomes Research (HEOR) initiatives;
•developing robust medical affairs plans for BELBUCA, Symproic and ELYXYB, in order to define future clinical studies, publications, congress activities, and educational initiatives to deliver on the strategic imperatives in order to inform all stakeholders on the attributes of these products;
•proactively planning public policy initiatives and utilizing policy expertise in order to capitalize on federal and state tailwinds in chronic pain;
•continuing to progress post-marketing requirements (PMRs), for BELBUCA, Symproic, ELYXYB and BUNAVAIL; and
•providing regulatory, pharmacovigilance (PV), and drug safety support for BELBUCA, Symproic, ELYXYB, and ONSOLIS.
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
The following is a summary of our medical affair initiatives for our current products at December 31, 2021:
BELBUCA (buprenorphine buccal film). Following the transfer of BELBUCA to us in January 2017, we led clinical and Medical Affairs support behind BELBUCA. We have assumed responsibility for the conduct of post approval commitments specified by FDA in the approval of BELBUCA, which include a thorough QT (TQT) study and a pediatric study. In September 2013, the FDA announced that it will require all companies holding NDAs for extended-release/long-acting, or ER/LA opioid analgesic drug products to conduct four post-marketing studies regarding risks associated with their long-term use and one clinical trial to estimate risk of hyperalgesia. The FDA replaced the original requirements with new post-marketing requirements in February 2016. The Opioid PMR Consortium was formed with representatives from each of the member companies providing an opportunity for one set of studies to be completed to satisfy the FDA requirements and distributing the associated costs across all member companies. Each member company pays an equal share of the program costs and new members are required to pay equal share of the costs to date upon program entry and of future costs going forward. We joined the Opioid PMR Consortium in October 2017 and our initial share of the program cost was paid in late 2017. To date, seven of eleven studies have been completed and the program is expected to continue into 2022 and beyond. In addition, during the past year, we have completed all of our publications planned from our Phase 1 study which compared the effects of therapeutic doses of BELBUCA and oxycodone hydrochloride on respiratory drive in response to hypercapnia.
ELYXYB. Following the acquisition of ELYXYB in 2021, we have developed a robust medical affairs plan for 2022 and beyond. Included with this, we have assumed responsibility for the conduct of a post approval commitment of a pediatric study which will begin in 2022.
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

Human Capital Resources
As of March 7, 2022, we have 200 full-time employees. Of which, 154 handle our outside sales and training, 11 are involved in our medical affairs, clinical development program and regulatory, 22 handle our administration, finance, legal, human resources, operations, quality and supply chain management, and 13 handle our marketing and market access. Advanced degrees and certifications of our staff include one M.D., one PhD, four PharmDs, one CPA, twenty-one MBAs, twelve MSs, five MAs, one JD, one MPA, one MEDU and four RNs. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors on a consulting basis or to support our administrative functions. We consider relations with all our employees to be in good standing. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.
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

Risks Relating to the Pending Transaction with Collegium

We may not complete the pending transaction with Collegium Pharmaceutical, Inc., or Collegium, within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
On February 14, 2022, we entered into an agreement and plan of merger, which we refer to herein as the Merger Agreement, with Collegium and Bristol Acquisition Company Inc., a wholly owned subsidiary of Collegium, or Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on February 18, 2022, Merger Sub commenced a cash tender offer, or the tender offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $5.60, in cash, subject to any applicable withholding taxes and without interest. Following the consummation of the tender offer, Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Collegium, and each issued and outstanding share of our common stock (other than shares of common stock held by us or our direct or indirect subsidiaries (including shares held in treasury), shares held by Collegium, Merger Sub or any of Collegium’s other direct or indirect wholly owned subsidiaries, shares validly tendered and irrevocably accepted for payment by Merger Sub in the tender offer and shares held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $5.60 per share in cash, without interest and subject to any required tax withholding.
The completion of the transaction will be conditioned on (1) at least one share more than 50% of all issued and outstanding shares having been validly tendered into and not withdrawn from the tender offer, (2) the expiration or termination of any applicable waiting period (or any extension thereof) applicable to the tender offer and the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder, (3) the absence of any law or order that restrains, enjoins or otherwise prevents the consummation of the tender offer or the merger, (4) the Merger Agreement not being terminated in accordance with its terms, (5) there not being, since the date of the Merger Agreement, a

Material Adverse Effect (as defined in the Merger Agreement) and (6) other customary closing conditions set forth in Annex I to the Merger Agreement. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a Superior Offer (as defined in the Merger Agreement). As a result, we cannot assure you that the transaction with Collegium will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. We could be required to pay Collegium a termination fee of approximately $18.1 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, vendors, regulators and other third parties. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The announcement and pendency of the transaction with Collegium could adversely affect our business, financial results and/or operations.
Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Collegium’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, hire or terminate employees (other than for cause), pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.
In certain instances, the Merger Agreement requires us to pay a termination fee to Collegium, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay Collegium a termination fee of approximately $18.1 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Collegium.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Risks Relating to Our Business
We have incurred significant losses since inception and as such, you cannot rely upon our historical operating performance to make an investment decision regarding our company.
From our inception in January 1997 and through December 31, 2019, we recorded significant losses. Beginning in fiscal year ended 2020 we recorded net income. In the fiscal year ended December 31, 2021, we recorded net income of $84.9 million and our accumulated deficit at December 31, 2021 was approximately $256.0 million. As of December 31, 2021, we had working capital of approximately $119.7 million. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to effectively market and sell our products, secure and maintain payer access and manufacture our products to meet demand. We may be unable to achieve any or all of these goals consistently and there is no guarantee that we will continue to generate revenue in the future.
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
If our competitors are successful in obtaining approval for Abbreviated New Drug Applications for products that have the same active ingredients as BELBUCA, Symproic or ELYXYB, sales of BELBUCA, Symproic or ELYXYB may be adversely affected.
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
We may need to raise additional funding to fund certain strategic initiatives. Depending on the nature of those initiatives, if we fail to obtain additional financing, we may be unable to continue to pursue certain initiatives.
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
Our business strategy involves growth and expansion as we continue our evolution as a fully integrated specialty pharmaceutical company. As we in-license or acquire additional product candidates, we will likely have to expand existing operations to increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our products and assist patients in obtaining reimbursement for the use of our products. We may also need to grow to support our commercial activities for BELBUCA, Symproic and the recent launch of ELYXYB. This growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.
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
Moreover, product liability insurance is costly, and due to the nature of the pharmaceutical products underlying BELBUCA, Symproic, ONSOLIS and ELYXYB, we or our partners may not be able to obtain such insurance, or, if obtained, we or our partners may not be able to maintain such insurance on economically feasible terms. If a product related action is brought against us, or liability is found against us prior to our obtaining product liability insurance for any product, or should we have liability found against us for any other matter in excess of any insurance coverage we may carry, we could face significant difficulty continuing operations.
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
In 2020, we utilized only one contract manufacturer to create the BELBUCA laminates and an additional two contract manufacturer to package the laminates into final product. We utilize two contract manufacturers to create the Symproic tablets and only one contract manufacturer to package the tablets into final product. We have made significant progress during 2021 in developing additional secondary suppliers for all products. Although we have long term supply agreements with these vendors, any problems or regulatory issues at any of these vendors could create significant BELBUCA and Symproic supply delays. The reliance on a sole or limited number of suppliers could result in:
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
The ability of our company to commercialize BELBUCA, Symproic, ELYXYB, or any partners with which we have a licensing arrangement to sell ONSOLIS, will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Consumers and third-party payers are increasingly challenging the prices charged for drugs and medical services. Also, the trend toward managed healthcare in the U.S., which could control or significantly influence the purchase of healthcare services and drugs, as well as legislative proposals to reform healthcare or reduce government insurance programs, may all result in lower prices for or rejection of our drugs.
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
Our ability to commercialize BELBUCA, Symproic, and ELYXYB alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the product will be available from:
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
As of March 7, 2022, there are 106,494,480 shares of common stock issued and 103,228,796 shares of common stock outstanding.
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
Our bylaws designate specific courts in as the exclusive forum for certain litigation that may be initiated by the Company’s stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends for the foreseeable future. Additionally, the merger agreement with Collegium generally restricts our ability to pay any dividends on our common stock during the interim period between the execution of the merger agreement and the completion of the transaction (or the date on which the merger agreement is earlier terminated). Therefore, you should not invest in our common stock with the expectation that you will receive dividends.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Description of Property.
Refer to Note 2, "Leases" to our consolidated financial statements included in Part IV of this Report on Form 10-K, which is incorporated into this item by reference.
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
As of March 7, 2022, we had approximately 133 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.
Performance Graph
The following graph shows a comparison of the five-year total cumulative returns of an investment of $100 in cash on December 31, 2016 in (i) our common stock (ii) the Nasdaq Composite Index (iii) the Nasdaq Global Select Index (iv) the Nasdaq Biotechnology Index and (v) the NYSE Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).
This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”). Comparison of cumulative total return on investment since December 31, 2016:

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dec-2016
Dec-2017
Dec-2018
Dec-2019
Dec-2020
Dec-2021
BioDelivery Sciences Int'l, Inc. (BDSI)
Nasdaq Composite (IXIC)
Nasdaq Global Select (NQGS)
Nasdaq Biotechnology (NBI)
NYSE Pharmaceutical (DRG)

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
BioDelivery Sciences Int’l, Inc.	$100.00	$168.57	$211.43	$361.14	$240.00	$177.14
Nasdaq Composite (U.S. Companies)	100.00	128.24	123.26	166.68	239.42	290.63
Nasdaq Global Select	100.00	128.43	123.71	167.75	239.95	295.43
Nasdaq Biotechnology	100.00	121.06	109.77	136.56	171.64	170.55
NYSE Pharmaceutical	100.00	113.16	118.12	135.74	143.17	171.79

Unregistered Sales of Equity Securities and Use of Proceeds
None

Issuer Purchases of Equity Securities
None

On November 4, 2020, our Board of Directors authorized the repurchase of up to $25 million of our Company's shares of Common Stock. The timing and amount of any shares purchased on the open market is determined based on our evaluation of market conditions, share price and other factors. We have utilized and plan to utilize existing cash on hand to fund the share repurchase program.

During the year ended December 31, 2021, a cumulative total of 3,202,690 shares, priced at $3.69 for a value of $11.8 million were repurchased and recorded as Treasury Stock in the 2021 consolidated balance sheet. During the three months ended December 31, 2021, no shares were repurchased by the Company under its repurchase program. Pursuant to the Merger Agreement (as defined below), our Company is not allowed to repurchase any of our shares of capital stock.
Item 6.    Selected Financial Data.
The statements of operations data and statements of cash flows data for the years ended December 31, 2021, 2020 and 2019 and the balance sheet data as of December 31, 2021 and 2020 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The statements of operations data and statements of cash flows data for the years ended December 31, 2018 and 2017 and the balance sheet data as of December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements not included in this annual report. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes beginning on page F-1 and other financial information included in this Report.

	2021	2020	2019	2018	2017
Statements of Operations Data:
Total revenue (1)	$166,703	$156,471	$111,389	$55,640	$61,985
Operating income (loss)	37,124	32,979	3,736	(23,648)	(29,420)
Net income (loss) (2) (3)	84,860	25,711	(15,305)	(46,367)	5,285
Diluted net income (loss) per share	0.82	0.24	(0.18)	(0.73)	0.09
Balance Sheet Data:
Cash, short-term and long-term investments	$114,309	$111,584	$63,888	$43,822	$21,195
Total assets (4)	324,596	239,894	182,905	108,533	88,101
Long-term liabilities	54,396	78,665	59,148	57,252	53,075
Accumulated deficit	(256,022)	(340,882)	(366,593)	(351,288)	(305,056)
Total stockholders’ equity	187,822	108,234	69,764	29,742	8,877
Statements of Cash Flows Data:
Net cash flows from operating activities	$41,037	$24,981	$11,072	$(24,113)	$(32,451)
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
(4)Total assets for the year ended December 31, 2021 includes the value of the BELBUCA license and distribution rights intangible asset, net, totaling $22.5 million, the value of the Symproic license and distribution rights intangible asset, net, totaling $23.9 million, and the value of ELYXYB product rights intangible asset, net, totaling $15.1 million.

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
Our Strategy
Our growth strategy continues to evolve from our capable and successful commercial organization. We seek to further build a well-balanced, diversified, high-growth specialty pharmaceuticals company focused on delivering innovative therapies for patients living with serious and debilitating diseases. Through our industry-leading commercialization infrastructure, we continue to deliver strong growth of our existing portfolio and also possess the skills to launch new product initiatives. As part of our corporate growth strategy, we have licensed and acquired products and will pursue additional product opportunities in therapeutic areas that meet the needs of our patients. With focused attention on patient access and a structured business-development process for transformative acquisitions or licensing opportunities, we will fully leverage our experience and apply it toward developing new partnerships that enable us to commercialize novel products that can improve the lives of people suffering from challenging medical conditions.
We will continue to drive value from our product portfolio with a strong emphasis on BELBUCA growth, including further adoption in the large long-acting opioid market. The product uses our proprietary BEMA technology and maintains a unique delivery profile, strong payer access position and growing physician interest. Symproic continues to climb in both prescriptions and prescribers, proving to be a valuable complementary product for our called upon universe of BELBUCA targets. Our latest portfolio addition, ELYXYB, will furthermore benefit from our sales and marketing expertise and will provide a building foundation in the neurology specialty to fuel future growth opportunities for the business.
Recent Highlights
•On August 4, 2021, we announced that we entered into an agreement on August 3, 2021 with Dr. Reddy’s Laboratories Limited (which closed September 9, 2021) to acquire the U.S. and Canadian rights to ELYXYB, the only FDA-approved ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults.
•On October 21, 2021, we announced the appointment of John Golubieski as Chief Accounting Officer, effective October 25, 2021, and Chief Financial Officer, effective November 4, 2021. Mr. Golubieski brings to BDSI more than 30 years of financial and operational experience and will serve as a member of our company's executive leadership team.
•On December 20, 2021, we announced that the U.S. District Court of Delaware issued an opinion in favor of BDSI in our patent litigation against Alvogen Group, Inc. and its affiliates, who filed an Abbreviated New Drug Application (ANDA) for our BELBUCA product on May 23, 2018.
•On February 14, 2022, we announced that we entered into an agreement and plan of merger with Collegium Pharmaceutical, Inc., and Bristol Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of Collegium. Refer to Note 15 "Subsequent Events" of our consolidated financial statements for more information related to the merger.
•On February 24, 2022, we announced the U.S. commercial launch and availability of ELYXYB.
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

Impairment Testing
In accordance with Generally Accepted Accounting Principles, or GAAP, goodwill impairment testing is performed at the reporting unit level annually, or more frequently if indicated by events or conditions. We performed an evaluation and determined that there is only one reporting unit. In performing a goodwill impairment test, GAAP allows for either a qualitative or a quantitative assessment to be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed. The quantitative impairment test first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. The determination of goodwill impairment is highly subjective. It considers many factors both internal and external and is subject to significant changes from period to period. No goodwill impairment charges have resulted from this analysis for 2021, 2020 or 2019.
An impairment of a long-lived asset other than goodwill is recognized under GAAP if the carrying value of the asset (or the group of assets of which it is a part) exceeds (i) the future estimated undiscounted cash flow from the use of the asset (or group of assets) and (ii) the fair value of the asset (or asset group). In making this impairment assessment, we predominately use an undiscounted cash flow model derived from internal forecasts. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. If our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the impairment. No impairment charges have been recorded for other amortizing intangibles in 2021, 2020 or 2019.
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
Revenue Recognition
Revenue from Contracts with Customers

Under Accounting Standards Codification, or ASC, Topic 606, “Revenue from Contracts with Customers,” we are required to evaluate the impact of estimating variable consideration related to our product sales and licensing contracts. We use the expected value method to estimate the total revenue of the contract, constrained by the probability that there would not be a significant revenue reversal in a future period. We evaluate the expected value of revenue over the term of the contract and adjust revenue recognition as appropriate.
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
Cost of Sales
Cost of sales in 2021 includes direct costs attributable to the production of BELBUCA, Symproic, BREAKYL and PAINKYL. Cost of sales also includes royalty expenses owed to third parties. Cost of sales in 2020 and 2019 also included BUNAVAIL.
For BELBUCA, Symproic and formerly BUNAVAIL, cost of sales includes raw materials, production costs at our contract manufacturing sites, quality testing directly related to the product, lower of cost of market, and depreciation on equipment that we have purchased to produce BELBUCA, Symproic and BUNAVAIL. It also includes any batches not meeting specifications, raw material yield loss and reserves for excess and obsolete inventory. Cost of sales for BELBUCA, Symproic and BUNAVAIL are recognized when sold to the wholesaler from our distribution center. There were no deferred cost of sales for the years ended December 31, 2021 nor 2020. Yield losses and batches not meeting specifications are expensed as incurred. For the year ended December 31,2019, depreciation expense included accelerated depreciation for BUNAVAIL specific equipment due to the discontinuation of marketing BUNAVAIL in June 2020.
For BREAKYL and PAINKYL, we do not take ownership of the subject product as we do not have inventory. Accordingly, raw material product is transferred to Mylan, in the case of BREAKYL and TTY in the case of PAINKYL, immediately in accordance with the terms of our contractual arrangements with Mylan and TTY. LTS manufactures both products for us. Mylan’s and TTY’s royalty payments to us include an amount related to cost of sales. Ownership and title to the product, including insurance risk, belong to LTS through completion and inventory of the subject product, and then to Mylan and TTY upon shipment of such subject product. This is in accordance with our contracts with LTS and Mylan and TTY, which identify the subject product as FOB manufacturer.
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
Results of Operations
For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Product Sales. We recognized $164.6 million and $154.6 million in product sales during the years ended 2021 and 2020, respectively, from our products BELBUCA, Symproic and minimally from BUNAVAIL in 2020. The increase in 2021 is principally due to growth of BELBUCA sales, offset by the discontinuation of BUNAVAIL in 2020.
Product Royalty Revenues. We recognized $2.1 million and $1.9 million in product royalty revenue during the years ended 2021 and 2020, respectively, which are composed of BREAKYL sales from Mylan and PAINKYL sales from TTY.

Cost of Sales. We incurred $23.4 million and $24.7 million in cost of sales during the years ended 2021 and 2020, respectively. Cost of sales includes product cost, royalties paid, and yield adjustments. The decrease in cost of sales in 2021 is driven by a credit received from our contract manufacturer in 2021 of $1.4 million.
Selling, General and Administrative Expenses. During the years ended 2021 and 2020, selling, general and administrative expenses totaled $106.2 million and $98.8 million, respectively. Selling, general and administrative costs include BELBUCA, and Symproic sales, marketing, commercial and amortization expenses. These costs also include legal expenses, professional fees, wages and stock-based compensation expense. The year over year increase in SG&A costs were driven primarily by increased sales and marketing efforts, higher legal expenditures, and the preparation of the ELYXYB launch, which occurred in Q1 2022.
Interest Expense, Net. During the year ended December 31, 2021, we had net interest expense of $7.5 million, consisting of $7.2 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs for the new debt arrangement. This has been partially offset by interest income of $0.04 million.
During the year ended December 31, 2020, we had net interest expense of $7.0 million, consisting of $7.0 million of scheduled interest payments and $0.3 million of related amortization of discount and loan costs for the new debt arrangement. This has been partially offset by interest income of $0.3 million.
Information pertaining to fiscal year 2019 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 on page 28 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on March 12, 2021.
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
Non-GAAP net income/(loss) is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of non-GAAP net income/(loss) rather than net income/(loss), which is the nearest GAAP equivalent. Some of these limitations are:

•Non-GAAP income/(loss) excludes certain one-time items because of the nature of the items and the impact that those have on the analysis of underlying business performance and trends. Specifically, in the presentation of non-GAAP income/(loss) for the year ended December 31, 2021, we have excluded the deferred tax benefit of $56.7 million, as it is non-recurring. Also, for the year ended December 31, 2019, we have excluded the financial impact of our debt refinancing which closed in May 2019, as it is non-recurring. This excluded item is a significant component in understanding and assessing ongoing financial performance. The one-time expenses related to the payoff of the CRG loan consisted of $5.2 million in unamortized deferred loan fees, $3.9 million in unamortized warrant discount costs and $2.8 million in loan prepayment fees and realized losses, for a cumulative total of $11.9 million in one-time costs. Also, we have excluded the non-recurring financial impact of the BUNAVAIL discontinuation, for a cumulative total of $0.3 million in 2020 and $3.8 million in 2019, and we have excluded the cash portion of the non-recurring financial impact of the CEO transition, for a cumulative total of $1.7 million in 2020;
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
Reconciliations of non-GAAP metrics to most directly comparable U.S. GAAP financial measures:
The following tables reconcile net income/(loss) earnings and computations (in thousands) under GAAP to a Non-GAAP basis.

	Year Ended December 31,
Reconciliation of GAAP net income/(loss) to EBITDA (non-GAAP)	2021	2020	2019
GAAP net income/(loss)	$84,860	$25,711	$(15,305)
Add back:
Provision for income taxes	(55,238)	252	5
Net interest expense	7,156	7,013	19,036
Depreciation and amortization	7,424	7,521	8,748
EBITDA	$44,202	$40,497	$12,484
Reconciliation of GAAP net income/(loss) to Non-GAAP net income/(loss)
GAAP net income/(loss)	84,860	25,711	(15,305)
Non-GAAP adjustments:
Stock-based compensation expense	6,168	6,107	5,416
Amortization of intangible assets	7,284	6,982	6,981
Deferred tax benefit	(56,527)	—	—
Amortization of warrant discount	—	—	448
Non-recurring financial impact of debt refinance	—	—	11,866
Non-recurring financial impact of BUNAVAIL discontinuation	—	295	3,750
Non-recurring financial impact of CEO transition	—	5,145	—
Non-GAAP net income/(loss)	$41,785	$44,240	$13,156

Liquidity and Capital Resources
Since inception, we have financed our operations principally from the sale of equity securities, proceeds from borrowings, convertible notes, and notes payable, funded research arrangements, revenue generated as a result of our worldwide license and development agreements and the commercialization of our BELBUCA, Symproic and BUNAVAIL products. We intend to finance our commercialization and working capital needs from existing cash, earnings from the commercialization of BELBUCA and Symproic, royalty revenue, new sources of debt and equity financing, existing and new licensing and commercial partnership agreements and, potentially, through the exercise of outstanding common stock options and warrants to purchase common stock. We expect to incur additional costs in preparation for the commercialization of ELYXYB in Q1 2022.
At December 31, 2021, we had cash of approximately $114.3 million. We generated $41.0 million of cash in operations during the year ended December 31, 2021 and had stockholders’ equity of $187.8 million, versus stockholders’ equity of $108.2 million at December 31, 2020. We believe that we have sufficient current cash, along with expected proceeds from sales of BELBUCA and Symproic, to manage the business as currently planned.
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
Readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain technologies and drug formulations or potential markets, either of which could have a material adverse effect on us, our financial condition and our results of operations in 2022 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in ownership dilution to existing stockholders.
Term Loan Agreement
Refer to Note 8, “Notes payable” for more information related to (i) the 2017 CRG Servicing, LLC ("CRG") term loan agreement and payoff (ii) the 2019 Biopharma Credit plc ("Pharmakon") loan agreement, and (iii) the future maturities of notes payable obligations.

Contractual Obligations and Commercial Commitments
Our non-cancellable contractual obligations as of December 31, 2021 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$607	$381	$226	$—	$—
Secured loan facility	60,000	4,615	43,077	12,308	—
Interest on secured loan facility	13,628	5,667	7,521	440	—
Minimum royalty expenses*	8,250	1,500	3,000	3,000	750
Total contractual cash obligations	$82,485	$12,163	$53,824	$15,748	$750
*    Minimum royalty expenses represent a contractual floor that we are obligated to pay CDC and NB Athyrium LLC regardless of actual sales. The minimum payment is $0.4 million per quarter or $1.5 million per year until patent expiry on July 23, 2027.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
Our cash includes all highly liquid investments with an original maturity of three months or less. Because of the short-term maturities of our cash, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We maintain cash equivalent balances with financial institutions that management believes are of high credit quality. Our cash and cash equivalents accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk from cash and cash equivalents.
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
Item 8.    Financial Statements and Supplementary Data.
Our Consolidated Financial Statements and Notes thereto and the report of Ernst & Young, our independent registered public accounting firm (PCAOB ID: 42), are set forth on pages F-1 through F-41 of this Report.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2021.
Item 9B.    Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 11.    Executive Compensation.
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 14.    Principal Accountant Fees and Services.
The information required under this item is incorporated by reference to the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
The information called for by this Item is incorporated herein by reference to the Exhibit Index in this Form 10-K.

Number	Description

3.1	Second Amended and Restated By-laws of the Company, adopted on November 17, 2017, filed with Form 8-K, dated November 17, 2017.
3.2	Certificates of Amendments, as amended, dated July 25, 2019, filed with 10-Q, dated August 8, 2019.
3.3	Form of certificate of Validation of the Company, filed with 8K, dated July 24, 2020.
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, as amended, filed with 8K, July 24, 2020.
3.5	Amendment No. 1 to Second Amended and Restated Bylaws of the Company., adopted February 13, 2022, filed with Form 8-K on February 14, 2022.
4.1	Description of the registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, filed with Form 10K, dated March 11, 2021.
10.1+	Sublicensing Consent, dated August 2, 2006, between Arius Two, Inc. and Arius Pharmaceuticals, Inc., filed with Form 8-K, dated August 9, 2006.
10.2+	Sublicensing Consent dated September 5, 2007, between Arius Pharmaceuticals, Inc. and Arius Two, Inc., filed with Form 8-K, dated September 10, 2007.
10.3+	License Agreement dated, September 5, 2007, by and between Arius Two, Inc., and Arius Pharmaceuticals, Inc., filed with Form 8-K, dated September 10, 2007.
10.4	Assignment of Patent and Trademarks, dated September 5, 2007, filed with Form 8-K, dated September 10, 2007.
10.5	Amendment Consent (EU), dated January 2, 2009, between Arius Pharmaceuticals, Inc. and Arius Two, Inc., filed with Form 8-K, January 6, 2009.
10.6	2011 Equity Incentive Plan, filed with PRE14A, dated June 1, 2011.
10.7	Amendment No. 1 to 2011 Equity Incentive Plan, filed with PRE14A, dated June 12, 2013.
10.8	Amendment No. 2 to 2011 Equity Incentive Plan, filed with PRE14A, dated June 10, 2014.
10.9	Amendment No. 3 to 2011 Equity Incentive Plan, filed with DEF14A, dated June 5, 2015.
10.10	Amendment No. 4 to 2011 Equity Incentive Plan, filed with DEF14A, dated November 1, 2017.
10.11	Form of Incentive Stock Option Agreement under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.12	Form of Nonqualified Stock Option Agreement for Company Employees under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.13	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.14	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.15	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.16	Form of Performance Restricted Stock Unit Award Agreement for Company Employees under the 2011 Equity Incentive Plan, filed with Form 10-Q, dated November 8, 2018.
10.17	Form of Director Indemnification Agreement, by and between the Company and each of the Directors of the Company, filed with Form 8-K, dated February 6, 2018.
10.18	Conditional Offer of Employment, dated July 20, 2018, between the Company and Thomas Smith, filed with Form 10-Q, dated November 8, 2018.

10.19+	Exclusive License Agreement dated, April 4, 2019, between the Company and Shionogi, Inc.,filed with Form 8-K, dated April 10, 2019.
10.20	Loan Agreement dated May 23, 2019 between the Company and Biopharma Credit PLC, filed with Form 10-Q, dated August 8, 2019.
10.21	2019 Stock Option and Incentive Plan, filed with DEF14A, dated June 17, 2019.
10.22	Form of Incentive Stock Option Agreement under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.23	Form of Nonqualified Stock Option Agreement for Company Employees under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.24	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.25	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.26	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2019 Stock Option and Incentive Plan, filed with Form 10-Q, dated August 8, 2019.
10.27	First Amendment to Offer Letter, dated October 21, 2020, between the Company and James Vollins, filed with Form 10K, dated March 11, 2021.
10.28	First Amendment to Offer Letter, dated November 3, 2020, between the Company and Terry Coelho, filed with Form 10K, dated March 11, 2021.
10.29	First Amendment to Promotion Letter, dated November 4, 2020, between the Company and Scott Plesha, filed with Form 10K, dated March 11, 2021.
10.30	Amended and Restated Employment Agreement, dated November 4, 2020, between the Company and Jeffrey Bailey, filed with Form 10K, dated March 11, 2021.
10.31+	Asset Purchase Agreement, dated August 3, 2021, by and between DRL and the Company, filed with Form 8-K dated August 4, 2021.
10.32	Employment Agreement, effective as of October 25, 2021, between the Company and John Golubieski, filed with Form 10Q dated November 3, 2021
10.33	Agreement and Plan of Merger, dated as of February 14, 2022, between the Company, Collegium Pharmaceutical, Inc., and Bristol Acquisition Company Inc., filed with Form 8-K dated February 14, 2022.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young
23.2*	Consent of Cherry Bekaert LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
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

BIODELIVERY SCIENCES INTERNATIONAL, INC.

1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BioDelivery Sciences International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioDelivery Sciences International, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statement of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2022 expressed an unqualified opinion thereon.

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

Reserve for product returns
Description of the Matter	The Company sells pharmaceutical drugs primarily to national wholesalers, which in turn may resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, government agencies and other third parties. As described in Note 1 to the consolidated financial statements, the Company recognizes product sales net of estimated allowances for product returns. At December 31, 2021, the Company had $8.8 million in accrued returns, which are a component of accounts payable and accrued liabilities. The Company establishes allowances for estimated returns based on numerous qualitative and quantitative factors, including the specific contractual terms of agreements with customers, the historical returns of products, direct communication with customers, anticipated introduction of competitive products or generics, anticipated pricing strategy changes by the Company and/or its competitors, analysis of prescription data gathered by a third-party prescription data providers, and the estimated remaining shelf life of product

Auditing the Company’s measurement of the returns accrual required significant auditor judgement because the calculation involved subjective management assumptions about the number of units that could be returned in future periods under the Company’s return policy. The estimate was based on historical return trends by product or return trends of similar products as well as adjustments based on qualitative factors.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company's process for calculating the product return accruals including controls over management’s review of the significant assumptions and other inputs used in the estimates.

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
March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BioDelivery Sciences International, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited BioDelivery Sciences International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BioDelivery Sciences International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of BioDelivery Sciences International, Inc. and Subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule and our report dated March 9, 2022 expressed an unqualified opinion thereon.

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
March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
BioDelivery Sciences International, Inc.

Opinions on the Financial Statements
We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of BioDelivery Sciences International, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes, and Schedule II – Valuation and Qualifying Accounts and Reserves (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s independent registered public accounting firm from 2003 to 2019.

Raleigh, North Carolina
March 12, 2020

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$114,309	$111,584
Accounts receivable, net	56,867	48,150
Inventory, net	23,711	17,443
Prepaid expenses and other current assets	7,178	5,208
Total current assets	202,065	182,385
Property and equipment, net	1,741	1,418
Goodwill	2,715	2,715
License and distribution rights, net	61,548	53,376
Deferred tax asset, net	56,527	—
Total assets	$324,596	$239,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$77,763	$52,995
Notes payable, current	4,615	—
Total current liabilities	82,378	52,995
Notes payable, less current maturities	54,177	78,452
Other long-term liabilities	219	213
Total liabilities	136,774	131,660
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred Stock, 5,000,000 shares authorized; 2,714,300 shares issued; Series A Non-Voting Convertible Preferred Stock. $0.001 par value, 0 shares outstanding at both of December 31, 2021 and December 31, 2020; Series B Non-Voting Convertible Preferred Stock, $0.001 par value, 443 shares outstanding at both of December 31, 2021 and December 31, 2020.	—	—
Common Stock, $.001 par value; 235,000,000 shares authorized at both of December 31, 2021 and December 31, 2020; 102,120,289 and 101,417,441 shares issued;98,854,605 and 101,354,447 shares outstanding at December 31, 2021 and December 31, 2020, respectively.	104	104
Additional paid-in capital	455,895	449,264
Treasury stock, at cost, 3,265,684 and 62,994 shares as of December 31, 2021 and December 31, 2020, respectively	(12,155)	(252)
Accumulated deficit	(256,022)	(340,882)
Total stockholders’ equity	187,822	108,234
Total liabilities and stockholders’ equity	$324,596	$239,894
See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product sales, net	$164,598	$154,574	$107,888
Product royalty revenues	2,105	1,897	3,341
Contract revenue	—	—	160
Total revenues	166,703	156,471	111,389
Cost of sales	23,373	24,665	21,590

Expenses:
Selling, general and administrative	106,206	98,827	86,063
Total expenses	106,206	98,827	86,063
Income from operations	37,124	32,979	3,736
Interest expense, net of interest income	(7,496)	(7,013)	(19,040)
Other (expense) income, net	(6)	(3)	4
Income (loss) before taxes	29,622	25,963	(15,300)
Income tax benefit (expense)	55,238	(252)	(5)
Net income (loss) attributable to common stockholders	$84,860	$25,711	$(15,305)
Basic:
Weighted average common stock shares outstanding	99,320,285	99,830,520	83,213,704
Basic income (loss) per share	$0.85	$0.26	$(0.18)
Diluted:
Diluted weighted average common stock shares outstanding	103,292,988	105,062,522	83,213,704
Diluted income (loss) per share	$0.82	$0.24	$(0.18)
See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(U.S. DOLLARS, IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2019	2,093,155	$2	3,100	$—	70,793,725	$71	$381,004	$(47)	$(351,288)	$29,742
Stock-based compensation	—	—	—	—	—	—	5,418	—	—	5,418
Stock option exercises	—	—	—	—	799,800	—	2,319	—	—	2,319
Restricted stock awards	—	—	—	—	806,661	1	(1)	—	—	—
Series B conversion to Common Stock	—	—	(2,482)	—	13,788,888	14	(14)	—	—	—
Equity offering, net of finance costs	—	—	—	—	10,000,000	10	47,580	—	—	47,590
Net loss	—	—	—	—	—	—	—	—	(15,305)	(15,305)
Balances, December 31, 2019	2,093,155	$2	618	$—	96,189,074	$96	$436,306	$(47)	$(366,593)	$69,764
Stock-based compensation	—	—	—	—	—	—	9,595	—	—	9,595
Stock option exercises	—	—	—	—	1,400,003	1	3,369	—	—	3,370
Restricted stock awards	—	—	—	—	762,987	4	(4)	—	—	—
Series A conversion to Common Stock	(2,093,155)	(2)	—	—	—	—	—	—	—	(2)
Series B conversion to Common Stock	—	—	(175)	—	3,065,377	3	(2)	—	—	1
Share repurchase	—	—	—	—	—	—	—	(205)	—	(205)
Net income	—	—	—	—	—	—	—	—	25,711	25,711
Balances, December 31, 2020	—	$—	443	$—	101,417,441	$104	$449,264	$(252)	$(340,882)	$108,234
Stock-based compensation	—	—	—	—	—	—	6,168	—	—	6,168
Stock option exercises	—	—	—	—	160,023	—	463	—	—	463
Restricted stock awards	—	—	—	—	542,825	—	—	—	—	—
Share repurchase	—	—	—	—	—	—	—	(11,903)	—	(11,903)
Net income	—	—	—	—	—	—	—	—	84,860	84,860
Balances, December 31, 2021	—	$—	443	$—	102,120,289	$104	$455,895	$(12,155)	$(256,022)	$187,822

See notes to consolidated financial statements

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS, IN THOUSANDS)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$84,860	$25,711	$(15,305)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation	140	538	1,846
Accretion of debt discount and loan costs	342	320	11,508
Amortization of intangible assets	7,284	6,981	6,981
Provision for inventory obsolescence	1,926	1,870	197
Deferred income taxes	(56,527)	—	—
Net change in operating lease assets and liabilities	(376)	—	—
Stock-based compensation expense	6,168	9,595	5,416
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(8,717)	(9,360)	(25,163)
Inventories	(8,195)	(8,001)	(6,102)
Prepaid expenses and other assets	(1,970)	(1,439)	(581)
Accounts payable and accrued expenses	16,102	(1,234)	32,275
Net cash flows provided by operating activities	41,037	24,981	11,072
Investing activities:
Product acquisitions	(6,457)	—	(30,685)
Acquisitions of equipment	(415)	(13)	(79)
Net cash flows used in investing activities	(6,872)	(13)	(30,764)
Financing activities:
Proceeds from exercise of stock options	463	3,369	2,321
Proceeds from issuance of common stock, less underwriters discount	—	—	48,000
Payment on note payable	(20,000)	—	(67,346)
Proceeds from notes payable	—	20,000	59,987
Equity finance costs	—	—	(410)
Payment of deferred financing fees	—	(436)	—
Loss on refinancing of former debt	—	—	(2,794)
Payment on share repurchase	(11,903)	(205)	—
Net cash flows (used in) provided by financing activities	(31,440)	22,728	39,758
Net change in cash and cash equivalents	2,725	47,696	20,066
Cash and cash equivalents at beginning of year	111,584	63,888	43,822
Cash and cash equivalents at end of year	$114,309	$111,584	$63,888
Cash paid for interest	$7,191	$6,979	$6,809
Cash paid for income taxes	$1,415	$250	$—
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
Concentration of risks
Concentration of customers
The following customers accounted for 10% or more of total net revenue for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Customers	2021	2020	2019
	%	%	%
A	34%	33%	34%
B	35%	34%	33%
C	28%	27%	27%

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
Concentration of suppliers
The following suppliers accounted for 10% or more of inventory purchases for the years ended December 31, 2021, 2020. and 2019.

	Year Ended December 31,
Suppliers	2021	2020	2019
	$	$	$
A	15,045	17,429	8,142
B	4,362	3,756	1,755
C	*	2,603	11,218
* Represents less than 10% of inventory purchases.
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
Liquidity
At December 31, 2021, the Company had cash of approximately $114.3 million. The Company generated $41.0 million of cash in operations during the year ended December 31, 2021 and had stockholders’ equity of $187.8 million, versus stockholders’ equity of $108.2 million at December 31, 2020. The Company believes that it has sufficient cash, along with expected proceeds from sales of BELBUCA and Symproic, to manage the business as currently planned.
Additional capital may be required to support the continued commercialization of the Company's BELBUCA and Symproic products, the commercial launch of ELYXYB, or other products which may be acquired or licensed by the Company, and for general working capital requirements. Based on agreements with the Company's partners, the ability to scale up or reduce personnel and associated costs are factors considered throughout the product life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding.
Accounts receivable
The Company's accounts receivable balance consists of amounts due from product sales. Receivables are recorded net of allowances for trade discounts, distribution fees, prompt pay discounts, and doubtful accounts.
The Company performs ongoing credit evaluations and does not require collateral. As appropriate, the Company establishes provisions for potential credit losses. The Company recorded $0.01 million in allowances for doubtful accounts as of December 31, 2021 and in 2020, respectively. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.

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
On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis more than the expected net realizable value and inventory that is more than expected demand based upon projected product sales. The Company recorded $4.2 million and $2.3 million in reserves for inventory obsolescence as of December 31, 2021 and 2020, respectively.
Inventory is composed of the following at December 31:

	2021	2020
Raw Materials & Supplies	$3,674	$3,389
Work-in-process	9,926	9,949
Finished Goods	14,291	6,359
Inventory Reserve	(4,180)	(2,254)
Total Inventories	$23,711	$17,443
Property and equipment
The Company records property and equipment at cost less accumulated depreciation, which is computed on a straight-line basis over its estimated useful lives, generally 3 to 10 years.
The Company evaluates the carrying value of equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. In connection with the discontinuation of the marketing of BUNAVAIL, the company recorded an additional $0.3 million and $1.5 million of depreciation related to certain equipment used in the production of BUNAVAIL, during 2020 and 2019, respectively. The Company has certain manufacturing equipment that isn’t currently in production, which has been deemed idle. The Company impaired certain obsolete office equipment totaling $0.3 million during the year ended December 31, 2020. There was no impairment of equipment recorded during the year ended 2021.
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
There were no impairment charges recognized on finite lived intangibles in 2021, 2020 or 2019.
Intangible assets with finite useful lives are amortized over the estimated useful lives as follows:

Estimated Useful Lives
Licenses	15 years
BELBUCA license and distribution rights	10 years
Symproic license and distribution rights	12 years
ELYXYB product rights	15 years

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
Goodwill is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the evaluation of the potential impairment of goodwill, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that it is more likely than not that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether it is more likely than not that impairment has occurred, a quantitative evaluation is performed. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. There were no goodwill impairment charges in 2021, 2020 or 2019.
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
Advertising
Advertising costs, which include promotional expenses and the cost of placebo samples, are expensed as incurred. Advertising expenses were $20.9 million, $11.0 million and $10.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Shipping and handling costs
Shipping and handling costs, which include expenses from our wholesalers, are expensed as incurred. Shipping and handling costs were $0.05 million, $0.03 million and $0.03 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Stock-based compensation
The Company has a stock-based compensation plan under which various types of equity-based awards are granted, including stock options, performance-based options, restricted stock units (RSUs) and performance-based RSUs. The fair value of stock option and RSUs, which are subject only to service conditions with graded vesting, are recognized as compensation expense, generally on a straight-line basis over the service period, net of estimated forfeitures. The fair values of performance-based options and RSUs are recognized as compensation expense beginning from when the performance is determined to be probable to the end of the performance period. The Company uses the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The grant date fair value of an RSU equals the closing price of our common stock on the trading day of the grant date. The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
the risk-free interest rate. Expected volatility is based on historical volatility of the Company’s Common Stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.
In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2021	2020	2019
Expected price volatility	53.70%-59.87%	59.00%-61.76%	61.66%-64.10%
Risk-free interest rate	0.50%-1.38%	0.25%-1.68%	1.36%-2.66%
Weighted average expected life in years	6 years	6 years	6 years
Dividend yield	—	—	—
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
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
The following table summarizes the cash and cash equivalents measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Balance at December 31, 2021
Cash and cash equivalents	$114,309	—	—	$114,309
The cash and cash equivalent balance as of December 31, 2021 includes investments in various money market accounts and cash held in interest bearing accounts.
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
The Company had no uncertain tax positions as of December 31, 2021 or December 31, 2020. Interest and, if applicable, penalties are recognized related to uncertain tax positions in income tax expense. There are no accruals for interest and penalties as of December 31, 2021.

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
As of December 31, 2021, the Company reported $56.9 million of trade receivables within accounts receivable. Based on an aging analysis at December 31, 2021, 95% of the Company's accounts receivable were outstanding less than 30 days. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received.
New Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption was permitted. The Company adopted Topic 740 during 2021 and determined that the new guidance did not have a material impact on its consolidated financial statements.

The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2021 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

2.     Leases:
The Company's corporate headquarters is located in Raleigh, North Carolina. The Company moved into its current headquarters in February 2015. The lease for this office, which commenced November 14, 2014 for 89 months, was extended in October 2021 for an additional 12 months. This space is approximately 12,000 square feet and has remaining base rent of $0.6 million payable through July 2023. Rent is payable in monthly installments and is subject to yearly price increases and increases for our share of common area maintenance costs.
Variable Lease Costs
Variable lease costs primarily include utilities, property taxes, and other operating costs that are passed on from the lessor.
The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Lease cost
Operating lease cost
Operating lease	$336	$328	$328
Variable lease costs	34	19	13
Total lease cost	$370	$347	$341

Supplemental cash flow information related to leases were as follows:

	Year Ended December 31,
	2021	2020	2019
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$370	$361	$351

	Year Ended December 31,
	2021	2020
Lease term and discount rate
Weighted-average remaining lease term operating leases	2.0 years	2.0 years
Weighted-average discount rate operating leases	11.8%	11.8%

Maturity of Lease Liabilities
Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Maturity of lease liabilities
2022		$381
2023		226
	Total lease payments	607
	Less: Interest	(52)
	Present value of lease liabilities	$555

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

Components of Lease Assets and Liabilities

December 31, 2021
Assets
Property and equipment, net operating lease-right of use asset	$520
Liabilities
Current liabilities operating lease-current liability	$336
Other long-term liabilities operating lease-noncurrent liability	219
Total lease liabilities	$555

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
3.    Accounts payable and accrued liabilities:
The following table represents the components of accounts payable and accrued liabilities as of December 31:

	2021	2020
Accounts payable	$8,114	$4,213
Accrued rebates	38,681	34,247
Accrued compensation and benefits	6,097	5,488
Accrued returns	8,791	5,128
Accrued royalties	750	704
Taxes payable	666	1,026
Accrued regulatory fees	285	397
Accrued legal	2,394	515
Acquired product right	9,000	—
Accrued other	2,985	1,277
Total accounts payable and accrued expenses	$77,763	$52,995
As of December 31, 2021, three vendors comprised 64% of the accounts payable balance. As of December 31, 2020, three vendors comprised 55% of the accounts payable balance.
4.    Property and equipment:
Property and equipment, summarized by major category, consist of the following as of December 31:

	2021	2020
Machinery & equipment	$4,848	$4,683
Right of use, building and lease	520	471
Computer equipment & software	640	272
Office furniture & equipment	174	174
Leasehold improvements	43	43
Idle equipment	679	679
Construction in progress	—	119
Total	6,904	6,441
Less accumulated depreciation	(5,163)	(5,023)
Total property, plant & equipment, net	$1,741	$1,418

Depreciation expense for years ended December 31, 2021, 2020 and 2019 was approximately $0.1 million, $0.5 million and $1.8 million, respectively. The Company evaluated and adjusted the estimated useful life of certain equipment related to the production of BUNAVAIL that resulted in the additional depreciation expense. As such, the 2020 and 2019 depreciation expense includes an additional $0.3 million and $1.5 million, respectively, associated with accelerated depreciation for BUNAVAIL specific equipment.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
5. Other intangible assets:
Other intangible assets, net, consisting of product rights and licenses are summarized as follows:

December 31, 2021	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Remaining Weighted average Useful Life
BELBUCA license and distribution rights	45,000	(22,500)	22,500	5.3
Symproic license and distribution rights	30,636	(6,695)	23,941	10.3
ELYXYB product rights	15,456	(349)	15,107	14.5
Total intangible assets	$91,092	$(29,544)	$61,548	8.5

December 31, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Remaining Weighted average Useful Life
Product rights	$6,050	$(6,050)	$—
BELBUCA license and distribution rights	45,000	(18,000)	27,000	6.0
Symproic license and distribution rights	30,636	(4,260)	26,376	10.8
Total intangible assets	$81,686	$(28,310)	$53,376	7.9

The Company incurred amortization expense on other intangible assets of approximately $7.3 million, $7.0 million and $7.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated aggregate future amortization expenses for other intangible assets for each of the next five years and thereafter are as follows:

Years ending December 31,
2022	$7,982
2023	7,982
2024	7,982
2025	7,982
2026	7,982
Thereafter	21,636
Total amortization expense	61,548

6.     License agreements and acquired product rights:
Dr. Reddy’s acquired product rights
On August 3, 2021, (the “DRL Effective Date”), the Company and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) for the acquisition by the Company from DRL of certain patents, trademarks, regulatory approvals and other rights related to ELYXYB™ (celecoxib oral solution) (the “Product”) and its commercialization in the United States and Canada (the “DRL Territory”). The closing of the transactions contemplated by the Asset Purchase Agreement occurred on September 9, 2021 (the "Closing").
Pursuant to the terms of the Asset Purchase Agreement, the Company paid DRL a $6 million up-front payment at the Closing. In addition, the Company will pay DRL $9 million on the twelve-month anniversary of the DRL Effective Date and up to an additional $9 million upon achievement of certain regulatory milestones and quarterly earn-out payments on potential sales of the Product in the DRL Territory that range from high single digits to the low double digits (subject to reduction in certain circumstances) of net sales based on volume of sales. DRL will also be entitled to one-time payments upon the achievement of six escalating sales milestones, which range from $4 million to be paid upon the achievement of $50 million in net sales in a calendar year to $100 million to be paid upon the achievement of $1 billion in net sales in a calendar year up to a total of $262 million.

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
The total purchase price was allocated to the acquired asset based on their relative estimated fair values, as follows:

ELYXYB acquired product rights	$15,000
Transaction expenses	456
Total value	$15,456
The $9 million twelve-month anniversary payment has been recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.
Shionogi license and supply agreement
On April 4, 2019 (the “Shionogi Effective Date”), the Company and Shionogi Inc. (“Shionogi”) entered into an exclusive license agreement (the “License Agreement”) for the commercialization of Symproic in the United States including Puerto Rico (the “Shionogi Territory”) for opioid-induced constipation in adult patients with chronic non-cancer pain (the “Shionogi Field”).
Pursuant to the terms of the License Agreement, the Company paid Shionogi a $20 million up-front payment on the Effective Date and paid Shionogi a $10 million payment on the six-month anniversary of the Shionogi Effective Date (October 4, 2019), and quarterly, tiered royalty payments on potential sales of Symproic in the Shionogi Territory that range from 8.5% to 17.5% (plus an additional 1% of net sales on a pass-through basis to a third party licensor of Shionogi) of net sales based on volume of net sales and whether Symproic is being sold as an authorized generic. Assets acquired as part of the License Agreement include: intellectual property, inventory, trademarks and tradenames.
The Company and Shionogi have made customary representations and warranties and have agreed to certain other customary covenants, including confidentiality, limitation of liability and indemnity provisions. Either party may terminate the License Agreement for cause if the other party materially breaches or defaults in the performance of its obligations. Unless earlier terminated, the License Agreement will continue in effect until the expiration of the Company’s royalty obligations, as defined. Upon expiration of the License Agreement, all licenses granted to Company for Symproic in the Shionogi Field and in the Shionogi Territory survive and become fully-paid, royalty-free, perpetual and irrevocable.
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
The Company received cumulative payments totaling $0.9 million, $0.8 million and $2.2 million, all which related to royalties based on product purchased by Mylan of BREAKYL. Such amounts are recorded as product royalty revenues in the accompanying consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company received cumulative payments totaling $1.2 million, $1.1 million and $1.2 million, all which related to royalties based on product purchased in Taiwan by TTY of PAINKYL. Such amounts are recorded as product royalty revenues in the accompanying consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Term Loan carries a 72-month term with interest only payments on the Term Loan for the first 36 months. The Term Loan will mature in May 2025 and bears an interest rate of 7.5% plus the LIBOR rate on the first day for the quarter, with

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

a floor of 2% for the LIBOR rate (LIBOR effective rate as of October 1, 2021 was 0.13%). The Term Loan is subject to mandatory prepayment provisions that require prepayment upon change of control.
On September 23, 2021, the Company elected to repay $20 million plus accrued interest of $1.5 million, representing a portion of the first tranche. The Term Loan includes the option for the Company to paydown up to $20 million of tranche A without incurring any prepayment penalties after the 24-month anniversary of the Term Loan. As a result, no prepayment penalty was incurred in connection with this prepayment.
The obligations under the Term Loan Agreement are guaranteed by the Company’s subsidiaries and are secured by a first priority security interest in and a lien on substantially all of the assets of the Company and the subsidiary guarantors, subject to certain exceptions.
The debt balance has been categorized within Level 2 of the fair value hierarchy. The notes payable debt balance approximates its fair value based on prevailing interest rates as of the balance sheet date.
The following table represents future maturities of the notes payable obligation as of December 31, 2021:

2022	$4,615
2023	18,462
2024	24,615
2025	12,308
Total maturities	$60,000
Unamortized discount and loan costs	(1,208)
Total notes payable obligation	$58,792

9.    Net sales by product:
The Company operates in a single industry engaging in the commercialization of pharmaceutical products for chronic conditions. Accordingly, the Company’s business is classified as a single reportable segment.
The following table presents net sales by product for each of the years ended December 31:

	Year ended December 31,
	2021	2020	2019
BELBUCA	$148,189	$136,128	$97,538
% of net product sales	90.0%	88.1%	90.4%
Symproic	16,409	14,709	8,061
% of net product sales	10.0%	9.5%	7.5%
BUNAVAIL	—	3,737	2,289
% of net product sales	—%	2.4%	2.1%
Net product sales	$164,598	$154,574	$107,888
The Company discontinued marketing of BUNAVAIL in June 2020.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

10.    Income taxes:
The provision for income taxes consisted of the following components for the years ended December 31:

	2021	2020
Current:
Federal	$—	$(326)
State	1,289	578
Total current	1,289	252
Deferred:
Federal	(54,607)	—
State	(1,920)	—
Total deferred	(56,527)	—
Total provision for income taxes	$(55,238)	$252
Reconciliation of the Federal statutory income tax rate of 21% to the effective rate is as follows:

	2021	2020	2019
Federal statutory income tax rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	(3.05)	1.75	(0.18)
Stock compensation	3.22	4.47	(5.39)
Permanent differences-other	0.02	3.77	(7.67)
CARES Act 163(j) Modifications	—	2.95	—
Other	(0.97)	3.94	1.71
Increase in valuation allowance	(206.70)	(36.91)	(9.44)
	(186.48)%	0.97%	0.03%
The tax effects of temporary differences and net operating losses that give rise to significant components of deferred tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets	2021	2020
Net operating loss carry-forward	$50,535	$58,520
R&D credit	10,930	10,930
Accrued liabilities and other	1,533	1,004
Stock options	954	850
Less: valuation allowance	(3,271)	(66,495)
Net deferred tax assets	60,681	4,809
Deferred tax liabilities
Basis difference in intangibles	(3,904)	(4,696)
Basis difference in equipment	(250)	(113)
Total net deferred tax asset	$56,527	$—
The Company is required to reduce any deferred tax asset by a valuation allowance if, based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. As a result, the Company recorded a valuation allowance with respect to all of the Company’s deferred tax assets for the year ended 2020 in the amount of $66.5 million and recorded a valuation allowance related to the federal R&D credit and state NOL’s in the amount of $3.3 million for the year ended December 31, 2021. The net decrease in the valuation allowance during 2021 was approximately $63 million.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

The Company has a federal net operating loss carry forward (“NOLs”) of approximately $218 million as of December 31, 2021. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions, which are available to the Company. The Company has determined that the portion of the NOLs incurred prior to May 16, 2006 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $1.5 million per year. The Company has state NOLs of approximately $222 million as of December 31, 2021. These state NOLs expire in various years through 2038 and certain state NOLs generated in 2018 have an indefinite carryforward period. The federal NOLs incurred through December 31, 2017 expire between 2024 and 2037. The federal NOL generated in 2018 has an indefinite carryforward life due to tax reform.
Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined that the Company has no uncertain income tax positions at December 31, 2021.
One or more of the Company’s legal entities file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The Company’s income tax returns are subject to audit by the tax authorities in those jurisdictions. Significant disputes may arise with authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and the interpretation of the relevant facts. The Company is no longer subject to U.S. federal or state tax examinations for years ended on or before December 31, 2017.
11.    Stockholders’ equity:
Common Stock
In connection with the Company’s Annual Meetings of Stockholders during 2019 and 2020, the Company’s stockholders approved, among other matters, amendments to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock in 2019 from 125,000,000 to 175,000,000, and in 2020 from 175,000,000 to 235,000,000.
On November 4, 2020, the Board of Directors authorized the repurchase of up to $25 million of the Company's shares of Common Stock. The timing and amount of any shares purchased on the open market will be determined based on the Company's evaluation of market conditions, share price and other factors. The Company utilized existing cash on hand to fund the share repurchase program.
During the year ended December 31, 2021, a cumulative total of 3,202,690 shares, priced at $3.69 for a value of $11.8 million were repurchased and recorded as Treasury Stock in the consolidated balance sheet.
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
During the year ended December 31, 2020, 2,093,155 shares of Series A were converted on a one-for-one basis into shares of Common Stock, which no shares of Series A Preferred remained outstanding as of that date. At December 31, 2021, 2,285,700 shares of “blank check” preferred stock remain authorized but undesignated. There were no conversions of Series A Preferred during the year ended December 31, 2019.

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
There were no conversions of Series B Preferred Stock during the year ended December 31, 2021. As of December 31, 2021, 443 shares of Series B Preferred Stock are outstanding.

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
Stock options
During the 2019 Annual Meeting of Stockholders, shareholders approved an amendment to the Company’s 2011 Equity Incentive Plan (the "2011 EIP"), to increase the number of shares of common stock authorized for issuance under the plan by 7,100,000 shares from 11,050,000 to 18,150,000.
Additionally, during the 2019 Annual Meeting of Stockholders, shareholders approved the Company’s 2019 Stock Option and Incentive Plan (the “2019 Plan”), which reserves 14,000,000 shares of stock for issuance under the 2019 Plan.
An additional 2,677,041 shares of Common Stock underlying options previously granted under the 2011 EIP, remain outstanding and exercisable as of December 31, 2021. The 2011 EIP expired in July 2019 and no new securities may be issued thereunder.
Options may be awarded during the ten-year term of the 2019 Plan to Company employees, directors, consultants and other affiliates.
During the years ended December 31, 2021, 2020 and 2019, Company employees, directors and affiliates exercised approximately 160,000, 1,400,000 and 800,000 stock options, respectively, with net proceeds to the Company of approximately $0.5 million, $3.4 million and $2.3 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was approximately $0.1 million, $3.5 million and $1.9 million, respectively.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

Stock option activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2021	7,060,966	$4.55	$2,831
Granted in 2021:
Officers and Directors	1,678,425	$3.88
Employees	2,145,494	4.12
Exercised	(160,023)	2.90
Forfeitures	(1,112,101)	4.54
Outstanding at December 31, 2021	9,612,761	$4.37	$520
Options outstanding at December 31, 2021 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	7,367,252	8.15	$3.82
$5.01 – 10.00	2,194,085	7.56	$5.95
$10.01 – 15.00	29,924	3.14	$13.09
$15.01 – 20.00	21,500	2.75	$16.47
	9,612,761			$520
Options exercisable at December 31, 2021 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.00 – 5.00	3,201,210	7.02	$3.61
$5.01 – 10.00	1,252,843	7.1	$6.06
$10.01 – 15.00	29,924	3.14	$13.09
$15.01 – 20.00	21,500	2.75	$16.47
	4,505,477			$479
The weighted average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $4.01, $5.13 and $4.29, respectively. There were no options granted during the years ended December 31, 2021, 2020 or 2019 whose exercise price was lower than the estimated market price of the stock at the grant date.
Nonvested stock options as of December 31, 2021, and changes during the year then ended, are as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Intrinsic Value
Nonvested at January 1, 2021	4,045,200
Granted	3,823,919
Vested	(1,811,558)
Forfeited	(950,277)
Nonvested at December 31, 2021	5,107,284	$4.32	$41

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

As of December 31, 2021, there was approximately $8.3 million of unrecognized compensation cost related to unvested share-based compensation awards granted. These costs will be expensed over the next three years.
Stock-based compensation
During the year ended December 31, 2021, a total of 3,823,919 options to purchase Common Stock, with an aggregate fair market value of approximately $15.3 million, were granted to Company employees and directors. The options granted have a term of 10 years from the grant date and vest ratably between a one and three-year period. The fair value of each option is amortized as compensation expense evenly through the vesting period.
Restricted stock units
During the year ended December 31, 2021, 337,628 RSUs were issued under the 2019 Plan to members of the Company’s executive officers, board of directors and certain employees, with a fair market value of approximately $1.3 million, which vest in equal installments from one to three years. The fair value of restricted units is determined using quoted market prices of the Common Stock and the number of shares expected to vest.
Restricted stock activity during the year ended December 31, 2021 was as follows:

	Number of Restricted Shares	Weighted Average Fair Market Value Per RSU
Outstanding at January 1, 2021	940,759	$3.71
Granted:
Officers and Directors	301,821	$3.88
Employees	35,807	$3.84
Vested	(542,825)	$3.79
Forfeitures	(101,215)	$4.25
Outstanding at December 31, 2021	634,347	$4.09
Warrants:
The Company has granted warrants to purchase shares of Common Stock. Warrants may be granted to affiliates in connection with certain agreements.
As of December 31, 2021, a cumulative total of 2,051,033 warrants to affiliates, with exercise prices ranging from $2.38 to $3.42, remain exercisable and outstanding. The warrants were valued using the Black-Scholes Model, with a cumulative fair value of approximately $4.5 million. There were no warrants granted or exercised during the years ended December 2021, 2020 or 2019.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)
12.    Earnings per common share:
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2021, 2020 and 2019.

	December 31,
	2021	2020	2019
Basic:
Net income (loss) attributable to common stockholders, basic	$84,860	$25,711	$(15,305)
Weighted average common shares outstanding	99,320,285	99,830,520	83,213,704
Basic income (loss) per common share	$0.85	$0.26	$(0.18)
Diluted:
Effect of dilutive securities:
Net income (loss) attributable to common stockholders, diluted	$84,860	$25,711	$(15,305)
Weighted average common shares outstanding	99,320,285	99,830,520	83,213,704
Effect of dilutive options and warrants	3,972,703	5,232,002	—
Diluted weighted average common shares outstanding	103,292,988	105,062,522	83,213,704
Diluted income (loss) per common share	$0.82	$0.24	$(0.18)
Basic earnings per common share is calculated using the weighted average shares of Common Stock outstanding during the period. Common equivalent shares from stock options, RSUs, warrants and convertible preferred stock using the treasury stock method, are also included in the diluted per share calculations unless the effect of inclusion would be antidilutive.
During the years ended December 31, 2021 and 2020, outstanding stock options, RSUs, warrants and convertible preferred stock of 3,972,703 and 5,232,002, respectively, were included in the computation of diluted earnings per common share. During the year ended 2019, outstanding stock options, RSUs, warrants and convertible preferred stock of 11,116,195, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods. Included in the years ended December 31, 2021, 2020 and 2019 are the Series B shares as converted to common stock.
The following is the total outstanding options, RSUs and warrants for the years ended December 31, 2021, 2020 and 2019, respectively.

	2021	2020	2019
Options, RSUs, warrants and convertible preferred stock to purchase Common Stock	14,759,254	12,598,857	11,375,323

13.    Retirement plan:
The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees who meet certain eligibility and participation requirements. Participants may contribute up to 90% of their eligible earnings, as limited by law. The Company makes a matching contribution equal to 100% on the first 5% of participant contributions to the plan. The Company made contributions of approximately $1.1 million , $1.1 million and $1.0 million during the years ended December 2021, 2020 and 2019.

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
Post marketing requirements
On October 5, 2017, the Company entered a subsequent party acknowledgement relating to its participation in the Opioid PMR Consortium (the “OPC”). The participants are member companies, collectively undertaking various observational and clinical studies to satisfy certain post-marketing requirements by the FDA as holders of a NDA for extended-release and long-acting opioid analgesics. As a requirement of joining the OPC, the Company was required to pay its share of the previous expenses incurred and funded by the existing member companies. The Company’s pro-rata share of such expenses totaled approximately $4.3 million, which was paid during the fourth quarter of 2019. Ongoing expenses are shared equally by the member companies and were paid monthly during 2021 and 2020. Future ongoing expenses are anticipated to be paid monthly in 2022 through 2023.
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
The Company records such royalties as costs of sales occur.
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

On May 18, 2021, the RB Plaintiffs filed an amended complaint dropping the Company’s commercial partner from the action it began on September 22, 2014. On June 1, 2021, the Company answered the amended complaint asserting counter-claims of non-infringement, invalidity, and unenforceability. The Company strongly refutes as without merit the Plaintiffs’ assertion of patent infringement and will vigorously defend the lawsuit.

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
On December 20, 2021, the Court issued an opinion upholding the validity of claims in BDSI’s ‘866 patent, which expires in 2027, and claims in the ’539 patent, which expires in 2032. Alvogen conceded infringement of those claims prior to the trial. The Court entered final judgment on January 21, 2022. Alvogen has filed a notice of appeal to the Federal Circuit seeking to reverse the Court’s final judgment entered on January 21, 2022. Separately, Alvogen filed a motion to stay certain provisions of the final judgment in the Court. BDSI has filed a cross-appeal to the Federal Circuit seeking to reverse the Court’s opinion that claims 3 and 10 of the ’866 patent and claims 8, 9 and 20 of the ’843 patent are invalid and thus Alvogen is not liable for infringement of those claims, as well as any other ruling decided adversely to BDSI. BDSI also filed its opposition to Alvogen’s request for a stay. The Court retained jurisdiction to decide the Company’s pending motion for contempt.
The final judgment entered in this case upholding the validity of claims of the ’866 and ’539 Orange Book listed patents extends the effective date of any final approval by the FDA of Alvogen’s ANDA until December 21, 2032, which is the expiration date of the ’539 patent, and enjoins Alvogen and those acting in concert with Alvogen from commercially manufacturing, using, selling, or offering for sale Alvogen’s ANDA products from until December 21, 2032.
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

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

The Bench Trial to adjudicate issues concerning the validity of the Orange Book listed patents covering BELBUCA was held on March 1, 2021. Chemo did not participate in the bench trial. Instead, on February 26, 2021, Chemo agreed to be bound by the decision of the Court with respect to the validity of the BEMA patents from the March 1, 2021 trial with Alvogen. On December 20, 2021, the Court issued an opinion upholding the validity of claims in BDSI’s ‘866 patent, which expires in 2027, and claims in the ’539 patent, which expires in 2032, to which Chemo is bound. The bench trial to adjudicate issues concerning the Chemo Defendants’ infringement of the Orange Book patents to commence on April 25, 2022.
The Company believes that it will be able to prevail in this lawsuit. As it has done in the past, the Company intends to vigorously defend its intellectual property against assertions of invalidity or non-infringement.
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
On October 8, 2020, the Court entered an agreed-to order dismissing the plaintiffs’ claims for violation of the Delaware General Corporation Law. On October 13, 2020, plaintiffs filed an amended complaint, asserting individual, class and derivative claims for breach of fiduciary duties against our directors. On October 26, 2020, the defendants filed a motion to dismiss the amended complaint. On February 19, 2021, plaintiffs filed their opposition to the motion to dismiss. On March 8, 2021, the defendants filed a reply in further support of the motion to dismiss. On June 23, 2021, the Court issued an order granting defendants’ partial motion to dismiss in part and ordered the parties to submit supplemental briefing on a remaining claim. On October 29, 2021, following the submission of supplemental briefing by both parties, the Court entered an order denying the remainder of defendants’ partial motion to dismiss. On November 18, 2021, the defendants filed their answer to the amended complaint. On February 7, 2022, the parties executed and filed with the Court a Stipulation and Agreement of Compromise, Settlement, and Release. The settlement is subject to the Court’s approval and approval hearing is scheduled for June 2, 2022.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

Merger Litigation
On February 25, 2022, in connection with the proposed acquisition of the Company by affiliates of Collegium Pharmaceuticals, Inc. (the “Transaction’), a purported individual stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Stein v. BioDelivery Sciences International, Inc., et al., No. 1:22-cv-01600, naming as defendants the Company and each member of the Company Board as of the date of the Merger Agreement (“Stein”). On February 28, 2022, two additional cases were filed by purported individual shareholders of BDSI in the same court, captioned Sanford v. BioDelivery Sciences International, Inc., et al., 1:22-cv-01676 (Sanford), and Higley v. BioDelivery Sciences International, Inc., et al., No. 1:22-cv-01658 (Higley). On March 2, 2022 and March 5, 2022, two additional cases were filed by purported individual shareholders of the Company in the United States District Court for the Eastern District of New York, captioned Justice II v. BioDelivery Sciences International, Inc., et al., 1:22-cv-01145 (“Justice”) and Zomber v. BioDelivery Sciences International, Inc., et al., 1:22-cv-01220 ("Zomber"). The Stein, Sanford, Higley, Justice, Zomber and any similar subsequently filed cases involving the Company, the Company Board or any committee thereof and/or any of the Company’s directors or officers relating directly or indirectly to the Merger Agreement, the Transaction or any related transaction, are referred to as the “Transaction Litigations.”

The Transaction Litigations filed to date generally allege that the Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”) filed by BDSI with the SEC on February 18, 2022 in connection with the Transaction is materially incomplete and misleading by allegedly failing to disclose purportedly material information relating to the sale process leading to the Transaction, the Company’s financial projections, and the analyses performed by Moelis & Company LLC in connection with the Transaction. The Transaction Litigations assert violations of Section 14(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) and violations of Section 20(a) of the Exchange Act against the Company Board. Additionally, the Stein, Higley, Justice, and Zomber complaints assert violations of Section 14(d) of the Exchange Act and Rule 14d-9 promulgated thereunder. The Transaction Litigations seek, among other things: an injunction enjoining consummation of the Transaction, rescission of the Merger Agreement, a declaration that the Company and the Company Board violated Sections 14(e) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, damages, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper.

In addition, on February 24, 2022 and February 28, 2022, and March 7, 2022 the Company received demand letters from three purported BDSI stockholders seeking to inspect certain books and records of the Company related to the Merger (the “Inspection Letters”) On March 4, 2022, the Company received a demand letter from a purported BDSI stockholder alleging that the 14D-9 omits purportedly material information relating to the Transaction (the "Demand Letter")..

BDSI cannot predict the outcome of the Transaction Litigations, Inspection Letters or Demand Letter, nor can BDSI predict the amount of time and expense that will be required to resolve each. BDSI believes that the Transaction Litigations, Inspection Letters and Demand Letter are without merit and intends to vigorously defend against each, and any subsequently filed similar actions.

Bankruptcy Matter

On February 3, 2022, Advisory Trust Group, LLC as trustee of the RDC Liquidating Trust, successor in interest to Rochester Drug Co‑Operative, Inc., filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York pursuant to Section 547 and 550 of the United States Bankruptcy Code. The plaintiff seeks to avoid and recover certain allegedly preferential payments in the aggregate amount of $45,186.90 that the Company allegedly received prior to the bankruptcy filing of Rochester Drug Co‑Operative, Inc. The Company intends to defend against the lawsuit.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

15.    Subsequent Events:
Merger Agreement
On February 14, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Collegium Pharmaceutical, Inc., a Virginia corporation (“Collegium”), and Bristol Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of Collegium (“Purchaser”).
Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, as promptly as practicable (but in no event more than 10 business days after the date of the Merger Agreement), Purchaser will commence a cash tender offer (the “Offer”), to acquire all of the outstanding shares (the “Shares”) of BDSI’s common stock, $0.001 par value per share (the “BDSI Common Stock”), at an offer price of $5.60 per Share in cash, subject to applicable withholding taxes and without interest (the “Offer Price”). The Offer will initially remain open for 20 business days from the date of commencement of the Offer, subject to extension under certain circumstances.
The obligation of Purchaser to purchase Shares tendered in the Offer is subject to customary closing conditions set forth in the Merger Agreement, including, but not limited to, that (i) at least one Share more than 50% of the total number of Shares of BDSI Common Stock issued and outstanding have been validly tendered into and not validly withdrawn from the Offer and (ii) the waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, have expired or been terminated. Neither the completion of the Offer nor the closing of the Merger are subject to a financing condition.
Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into BDSI, with BDSI surviving as a wholly owned subsidiary of Collegium (the “Merger”). The Merger shall be governed by and effected under Section 251(h) of the Delaware General Corporation Law (the “DGCL”), with no stockholder vote required to consummate the Merger. At the effective time of the Merger (the “Effective Time”), the Shares then outstanding (other than Shares held by (i) BDSI or its subsidiaries (including Shares held in BDSI’s treasury), (ii) Collegium, Purchaser, any other direct or indirect wholly owned subsidiary of Collegium, or (iii) stockholders of BDSI who have properly exercised and perfected their statutory rights of appraisal under the DGCL) will each be converted into the right to receive the Offer Price.
The board of directors of BDSI (the “BDSI Board”) has unanimously (i) approved, adopted and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger (the “Transactions”), (ii) determined that the transactions contemplated thereby, including the Transactions, are in the best interests of BDSI and its stockholders, (iii) resolved that the Merger shall be governed by and effected under Section 251(h) of the DGCL and (iv) resolved to recommend that the stockholders of BDSI accept the Offer and tender their Shares to Purchaser pursuant to the Offer.
The Merger Agreement provides that each stock option to purchase shares of BDSI Common Stock (a “BDSI Option”) that is outstanding as of immediately prior to the Effective Time shall automatically accelerate and become fully vested and exercisable effective immediately prior to, and contingent upon, the Effective Time. As of the Effective Time, each BDSI Option with a per share exercise price less than the Offer Price that is then outstanding and unexercised shall be cancelled and converted into the right to receive cash in an amount equal to the product of (x) the total number of Shares subject to such BDSI Option multiplied by (y) the excess, if any, of the Offer Price over the exercise price payable per Share under such BDSI Option, net of applicable withholding taxes. Each BDSI Option with an exercise price equal to, or greater than, the Offer Price that is then outstanding and unexercised shall be cancelled without any consideration paid therefor whether before or after the Effective Time.
The Merger Agreement also provides that each restricted stock unit award issued by BDSI (a “BDSI RSU”) that is outstanding as of immediately prior to the Effective Time shall automatically accelerate and become fully vested immediately prior to, and contingent upon, the Effective Time. As of the Effective Time, each BDSI RSU that is then outstanding shall be cancelled and converted into the right to receive cash in an amount equal to the product of (x) the total number of Shares issuable in settlement of such BDSI RSU multiplied by (y) the Offer Price.
The Merger Agreement further provides that, as of the Effective Time, each outstanding warrant to purchase shares of BDSI Common Stock (a “BDSI Warrant”) that is outstanding as of immediately prior to the Effective Time with an exercise price less than the Offer Price shall be cancelled and converted into the right to receive cash in an amount equal

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS)

to the product of (x) the total number of Shares subject to such BDSI Warrant multiplied by (y) the excess, if any, of the Offer Price over the exercise price payable per Share under such BDSI Warrant.

BIODELIVERY SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of the period	Charged to income	Charged to other accounts	Deductions	Balance at the end of the period
	(In thousands)
Description
Valuation allowance for deferred tax assets
Year ended December 31, 2021:	$66,495	$(56,527)	$—	$(6,697)	$3,271
Year ended December 31, 2020:	$76,079	$(9,584)	$—	$—	$66,495
Year ended December 31, 2019:	$75,458	$621	$—	$—	$76,079
Allowance for rebates
Year ended December 31, 2021:	$34,247	$135,315	$(55)	$(130,826)	$38,681
Year ended December 31, 2020:	$29,429	$113,854		$(109,036)	$34,247
Year ended December 31, 2019:	$12,261	$80,404	$2,565	$(65,801)	$29,429
Allowance for distribution fees
Year ended December 31, 2021:	$5,502	$30,397	$55	$(30,417)	$5,537
Year ended December 31, 2020:	$6,005	$27,581		$(28,084)	$5,502
Year ended December 31, 2019:	$4,018	$29,552	$(901)	$(26,664)	$6,005
Allowance for inventory obsolescence
Year ended December 31, 2021:	$2,254	$4,340	$—	$(2,414)	$4,180
Year ended December 31, 2020:	$384	$1,870	$—	$—	$2,254
Year ended December 31, 2019:	$187	$289	$—	$(92)	$384

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODELIVERY SCIENCES INTERNATIONAL, INC.

Date: March 9, 2022	By:	/S/ JEFFREY BAILEY
	Name:	Jeffrey Bailey
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/S/ JOHN GOLUBIESKI
	Name:	John Golubieski
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ PETER S. GREENLEAF	Chairman of the Board	March 9, 2022
Peter S. Greenleaf

/S/ JEFFREY BAILEY	Chief Executive Officer and Director	March 9, 2022
Jeffrey Bailey

/S/ W. MARK WATSON	Director	March 9, 2022
W. Mark Watson

/S/ TODD C. DAVIS	Director	March 9, 2022
Todd C. Davis

/S/ KEVIN KOTLER	Director	March 9, 2022
Kevin Kotler

/S/ MARK A. SIRGO	Director	March 9, 2022
Mark A. Sirgo

/S/ VANILA SINGH	Director	March 9, 2022
Vanila Singh

S-1